Form 10-K
period 2018-12-31
ONESPAWORLD HOLDINGS Ltd
filed 2019-05-06
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-38843

OneSpaWorld Holdings Limited

(Exact name of registrant as specified in its charter)

Commonwealth of The Bahamas	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Shirley House 253 Shirley Street P.O. Box N-624 Nassau, The Bahamas	Not Applicable
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (242) 356-0006

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common shares held by non-affiliates was $842,821,329 as of May 2, 2019, based on the closing price of the common stock on the Nasdaq Capital Market on May 2, 2019, which is the last business day of the registrant’s most recently completed second fiscal quarter. For the sole purpose of this calculation, only shares held by members of the board of directors of the registrant were deemed to be held by affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

As of May 2, 2019, the registrant had 61,118,298 common shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value (U.S.) $0.0001 per share	OSW	The Nasdaq Capital Market

i

PART I

ITEM 1. BUSINESS

Business Combination

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries), is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Our highly trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard 163 cruise ships and at 67 destination resorts globally as of December 31, 2018. We entered into the business combination (the “Business Combination”) contemplated by that certain Business Combination Agreement, dated as of November 1, 2018 (as amended, supplemented or otherwise modified from time to time, the “Transaction Agreement”), by and among us, Steiner Leisure Limited, an international business company incorporated under the laws of the Commonwealth of The Bahamas (“Steiner Leisure”), Steiner U.S. Holdings, Inc., a Florida corporation, Nemo (UK) Holdco, Ltd., a limited company formed under the laws of England and Wales, Steiner UK Limited, a limited company formed under the laws of England and Wales, Steiner Management Services, LLC, a Florida limited liability company, Haymaker Acquisition Corp. a Delaware corporation (“Haymaker”), Dory US Merger Sub, LLC, a Delaware limited liability company, Dory Acquisition Sub, Limited, an international business company incorporated under the laws of the Commonwealth of The Bahamas, Dory Intermediate LLC, a Delaware limited liability company, and Dory Acquisition Sub, Inc., a Delaware corporation. The Business Combination enabled us to re-enter the public markets as a leader in global health and wellness services and enhance our ability to deliver the world class service and innovation that our cruise line and resort partners have come to expect from our organization.

General

At our core, we are a global services company. With over 80% market share in the highly attractive outsourced maritime health and wellness market, we are the market leader at approximately 10x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise; broad and innovative service and product offerings; expansive global recruitment, training and logistics platform; and decades-long relationships with cruise and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of their overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations, which in 2017 included nearly 8,000 annual voyages with visits to over 1,100 ports of call around the world. We have consistently expanded our onboard offerings with innovative, leading-edge service and product introductions, and developed a powerful back-end recruiting, training and logistics platform to manage our operational complexity, maintain our industry-leading quality standards and maximize revenue per center. The combination of our renowned recruiting and training platform, deep labor pool, global logistics and supply chain infrastructure and proven revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate.

The majority of our revenue and profits are earned through long-term revenue sharing agreements with cruise line partners that economically align both parties and contribute to our attractive asset-light financial profile. These agreements average approximately five years in length and provide us with the exclusive right to offer health, fitness, beauty and wellness services and the ability to sell complementary products onboard the ships it serves. Under these long-term agreements, cruise line partners retain a specified percentage of revenues from all our sales onboard. This inherent alignment encourages collaboration in all aspects of our operations, including facility design, product innovation, pre- and post-cruise sales opportunities, capacity utilization initiatives and other data-driven strategies to drive increased guest traffic and revenue growth. Most of our cruise line agreements encompass 100% of a partner cruise line’s existing fleet and all new ships introduced by the cruise line during the term of the agreement. As opposed to fixed-rent landlords, cruise lines and destination resorts serve as our aligned economic partners.

We are recognized by our cruise line and destination resort partners and our guests for our comprehensive suite of services and products. We curate and deliver an exhaustive range of offerings centered on providing specific health and wellness solutions to meet our guests’ lifestyle routines or objectives. These services include: (i) traditional body, salon, and skin care services and products; (ii) specialized fitness classes and personal fitness training; (iii) innovative pain management, detoxifying programs and comprehensive body composition analyses; (iv) weight management programs and products; and (v) advanced medi-spa services. We also offer our guests access to leading beauty and wellness brands including ELEMIS®, Kérastase® and Dysport®, with many brands offered exclusively by us at sea. On average, guests spend $230 per visit and our solution sales approach drives substantial retail sales, with approximately 25% of our revenues derived from the sale of retail products.

Our state-of-the-art health and wellness centers are designed and branded for each cruise line and destination resort to optimize the guest experience, align with the overall hospitality atmosphere and maximize productivity. Centers can employ up to 45 highly trained professionals and range in size from 200 to over 30,000 square feet, depending on the cruise or resort partner’s needs.

Our cruise line relationships average over 20 years and encompass substantially all of the major global cruise lines, including Carnival Cruise Line, Royal Caribbean, Princess Cruises, Norwegian Cruise Lines, Celebrity Cruises, Costa and Holland America, among many others. These partnerships extend across contemporary, premium, luxury and budget cruise lines that operate ships globally. We maintain an exceptional contract renewal rate with our cruise line partners, having renewed approximately 95% of our contracts based on ship count over the last 15 years, including 100% of our contracts with ships larger than 3,500 berths. We have not only maintained relationships with existing cruise line partners, but have a history of winning contracts and gaining market share. In 2019, we signed an agreement with the new lifestyle brand Virgin Voyages as the exclusive operator of the spa and wellness offerings onboard the first three Virgin vessels planned to launch in 2020, 2021 and 2022. In 2018, we signed an agreement with Celebrity Cruises as the exclusive operator of health and wellness centers onboard our highly anticipated Edge Class of mega ships, including the Celebrity Edge, which launched in November 2018, and three additional mega ships scheduled to launch in 2020, 2021 and 2022. On land, we have longstanding relationships with the world’s leading destination hotel and resort operators, including Marriott, Starwood, Hilton, ClubMed, Caesars Entertainment, Lotte, Loews and Four Seasons, among others.

As a Bahamian international business company that earns a substantial portion of our revenue in low- or no-tax jurisdictions, we have benefited from a highly attractive effective cash tax rate. Additionally, we have minimal capital expenditures as third parties typically fund the build-out, maintenance, and refurbishment of our onboard health and wellness centers. The combination of our attractive tax rate and asset-light operating model leads to a financial profile that delivers exceptional Unlevered After-Tax Free Cash Flow. Annually, from 2016 through 2018, we converted approximately 90% of our Adjusted EBITDA to Unlevered After-Tax Free Cash Flow.

We have driven strong financial results and believe our leading market position in a growing industry, differentiated business model and entrenched partner relationships position our business for continued growth. For the year ended December 31, 2018, we achieved revenues of $540.8 million, Adjusted EBITDA of $58.6 million, Net Income of $13.7 million and Unlevered After-Tax Free Cash Flow of $52.9 million. For a reconciliation of non-GAAP financial measures to GAAP measures see “Summary Historical and Other Financial Information” included elsewhere in this Annual Report on Form 10-K.

Attractive Market Opportunity

We operate at the intersection of the highly attractive health and wellness and travel leisure industries. We are well-positioned to continue growing through the cruise industry’s reliable new cruise ship and passenger growth, consumers’ desire for travel and experiences and the increasing focus on health and wellness in consumers’ every day lives.

Highly Dependable Cruise Industry Growth

The cruise industry has been among the fastest-growing segments in the travel leisure industry with passenger growth for more than 20 consecutive years, including through the recessions of 2001 and 2008. We estimate, based on annual statistics published by Cruise Lines International Association (“CLIA”), that global passenger counts have grown every year from approximately 6.3 million passengers in 1995 to an all-time high of 28.0 million passengers in 2018, representing a compound annual growth rate of 6.7%. This dependable passenger growth has been driven by consistent, significant investments in new cruise ship capacity, strong loyalty among experienced cruisers and the large and growing appeal of cruising to all demographics, including millennials. In 2019, millennials are projected to represent the largest segment of the U.S. population, and according to CLIA’s 2018 cruise travel report, they are also most likely to book a cruise for their next vacation.

Cruising remains underpenetrated globally and is poised for continued growth. Based on research from CLIA, in 2016, cruise passengers in the United States represented 3.6% of the population, which was second to Australia with a penetration rate of 5.4%. According to 2017 data, these penetration rates compare favorably against alternative vacations and leisure activities, including visits to the Disneyland theme park at 5.6% of the U.S. population, visits to U.S. snowsports facilities at 16.8% of the U.S. population, and visits to Australian snowsports facilities at 8.7% of the Australian population. China remains incredibly underpenetrated with a cruising penetration rate of just 0.2% of the population in 2017, representing a significant opportunity.

Today, the “Fourth Wave” of cruise industry expansion is in our early phases in Asia, as cruise operators and the Chinese government invest heavily in Asian cruise port infrastructure. The global cruise market has witnessed three distinct periods, or “waves,” of geographic expansion over the last 40 years as the industry grew its presence into new regions of the world. The first wave comprised the period during the early 1980’s that saw the emergence of the North American and Caribbean cruise market. The second wave occurred in the late 1990’s and early 2000’s as the European market evolved to reflect the itinerary diversity seen in North America, and the third wave was driven by industry expansion to the rest of the world, excluding Asia, in the latter half of the 2000’s. Each of these waves saw investment by cruise lines in new ship capacity to service these regions, as well as significant investment by cruise operators and local governments in cruise port infrastructure to enable increased itinerary diversity and enhance the attractiveness of cruise travel throughout these regions. In 2015, Carnival Corporation and the Chinese State Shipbuilding Corporation established a joint venture for a shipbuilding consortium at a Shanghai shipyard, which will build mega class cruise ships for the Chinese market. Cruise Industry News reports that Asian cruise capacity grew at a CAGR of 18.3% from 2011 to 2015 and is projected to grow at a 15.2% CAGR from 2015 to 2022. Cruise Industry News projects passenger counts in the Asian market will reach European volumes within the next 5 to 10 years, and some cruise operators predict during that time that Asian passenger counts may even surpass North American volumes, which are the largest in the world.

Consumers Increasingly Spending on Experiences and Travel

Global consumers are increasingly prioritizing experiences over products, creating a significant tailwind for leisure and travel. According to Coresight Research, since 2002, the split of U.S. discretionary spending has shifted from 50% services and 50% products to 55% services and 45% products in 2017. This change implies an incremental $139 billion in spending on services or related experiences, such as travel, in the United States alone. Globally, according to the World Bank, the number of international travel departures around the world has roughly doubled over the past two decades from more than 600 million in 1996 to 1.3 billion in 2015. The outlook remains positive, as the Deloitte 2018 Travel and Hospitality Industry Overview projects that the global hotel industry will sustain strong 5%-6% growth to achieve a record $170 billion in gross booking in 2018. We are poised to benefit from global consumers’ shift toward experiences and travel with a global network of health and wellness centers onboard cruise ships and at premier destination resorts around the world.

Large and Growing Health and Wellness Industry

Our health and wellness centers cater to guests seeking a continuation of their wellness activities while traveling and those who want to trial services while away from home. According to The Global Wellness Institute (“GWI”), the global wellness economy is growing at nearly twice the rate of the broader economy, achieving a total value of $4.2 trillion in 2017. As consumers increasingly incorporate health and wellness activities into their daily lives, they are placing a higher priority on health and wellness services while traveling. GWI estimates that wellness-related tourism grew at twice the rate of general tourism from 2015 to 2017 and projects it to grow at a 7.5% compound annual growth rate from $639 billion in 2017 to $919 billion in 2022.

Our Evolution

Our history dates back to the early 1960’s, when we opened the world’s first salons at sea onboard transatlantic cruise ships, including the Queen Mary and Queen Elizabeth II. Over more than 50 years, we have continuously defined and redefined the onboard health and wellness category by consistently expanding our onboard offerings with innovative and leading-edge service and product introductions, while developing the powerful back-end recruiting, training and logistics platforms to manage and optimize the complexity of our operations and maintain our industry-leading quality standards. We have successfully evolved the onboard health and wellness category from what was once a consumer-centric amenity for passengers to a key onboard revenue driver for cruise line partners.

In 2015, a consortium led by L Catterton acquired Steiner Leisure, the holding company of OneSpaWorld (the “2015 Transaction”). Since then, OneSpaWorld has strengthened its already proven platform by leveraging L Catterton’s expertise in multi-unit retail and customer acquisition. At sea, OneSpaWorld has enhanced collaboration with its cruise line partners to reinforce its market leading position and introduced innovative revenue initiatives to accelerate its onboard revenue growth. Key recent initiatives include:

•	enhancing and expanding collaboration with cruise line and resort partners;

•	creating pre-marketing, pre-booking and pre-payment platforms with optimal positioning on cruise line websites;

•	employing data-driven, dynamic pricing of services to optimize facility utilization and revenue generation;

•	incorporating advanced direct marketing programs, including personalized communications and value promotions, to drive traffic;

•	shifting revenue mix towards higher value-add services through new service introductions and higher-ticket products coupled with enhanced consultative sales training techniques;

•	expanding medi-spa services to the majority of ships within our fleet;

•	collaborating with global brands to leverage our powerful retail channel and captive audience of over 20 million consumers with above average household income;

•	increasing frequency of budgeting and KPI reviews with cruise partners;

•	improving staff productivity through enhanced incentive and retention measures; and

•	leveraging the strength of our global marketing, recruiting, training, logistics and facility design platforms across our destination resort partnerships.

Today, our comprehensive suite of premium health, fitness, beauty and wellness services and products reaches more consumers than ever before, with 165 centers onboard cruise ships addressing a captive audience of over 20 million passengers annually and 67 destination resort centers serving global travelers at premier destination resorts around the world.

Our Strengths

Global Leader in the Hospitality-Based Health & Wellness Industry

As the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide, we are at the center of the intersection between the health and wellness and travel leisure industries. Global wellness tourism is a $639 billion industry, according to the GWI, and is projected to grow at a compound annual growth rate of 7.5% through 2022. We command over 80% market share in the highly attractive outsourced maritime health and wellness market and we are nearly 10x the size of our closest competitor. Through our market share, we have access to a captive audience of over 20 million passengers. Cruise ship guests are an attractive demographic with average annual household incomes of over $100,000. Based on an independent study conducted by a global strategy consulting firm, approximately 45% of cruise guests are interested in or have participated in wellness activities during their cruise while our revenues have been historically driven by approximately 10% of cruise ship passengers. As a result of our scale, our captive audience and consumers’ increasing desire for more health and wellness services, we are well-positioned in the growing global health and wellness industry and have a large addressable market at sea and on land.

Differentiated Business Model That Would Be Difficult and Non-Economical to Replicate

For more than 50 years, our business model has been built through investment in global infrastructure and training, decades-long relationships with our cruise line and destination resort partners and our reputation for offering guests a best-in-class wellness experience. The robust infrastructure and processes required to operate and maximize revenue across our network of global health and wellness centers separates us from our peers. We embarked on almost 8,000 voyages that welcomed over 20 million passengers at more than 165 ports of embarkation in 2017. Our business model is centered on providing our partners with the following solutions:

•

Global Recruiting, Training and Logistics—We recruit, train and manage over 3,000 professionals annually around the world, representing 86 nationalities and 27 spoken languages. With nine global training facilities, we can accommodate each cruise line’s needs for specific onboard staff with complex language, cultural and service modality requirements and are the only company with the infrastructure to commission highly trained staff at over 1,100 ports of call worldwide at a moment’s notice.

•

Supply Chain and Logistics—We manage the complex distribution of all products and supplies to our “floating centers,” leveraging proprietary data to accurately forecast and stock each center. Products can only be loaded at designated ports around the world during a limited window of time while the ship is in port, adding to the complexity of the process.

•	Yield and Revenue Management—We have developed proprietary technology, processes and staff training tools to consistently measure, analyze and maximize onboard revenue.

•

Exclusive Relationships with Global Brands—Due to our scale, superior operations, industry longevity and attractive captive audience, we currently have over 600 product SKUs offered through the OneSpaWorld platform at sea, including ELEMIS, Kérastase, Thermage®, GoodFeet® Arch Supports and GO SMILE® Teeth Whitening.

•

Facility Design and Branding Expertise—We design our state-of-the-art health and wellness centers specifically for each cruise line and destination resort partner by creating bespoke branding and concepts to optimize guest experiences and maximize productivity.

The above capabilities have contributed to building a differentiated and defensible strategy around our leading market position in a growing and attractive industry.

Unmatched Breadth of Service and Product Offering

We offer our guests a comprehensive suite of health and wellness services and products to meet any and all of their needs. We are continuously innovating and evolving our offerings based on the latest trends and tailors our service and product offerings to regional preferences. In addition to wellness and beauty services, we offer the latest in fitness, a full range of massage treatments, nutrition/weight management consultations, teeth whitening, acupuncture and wellness services. OneSpaWorld has also introduced innovative, higher-ticket medi-spa services, including BOTOX® Cosmetic, Dysport, Restylane®, CoolSculpting®, Thermage and dermal fillers, among others. With our captive audience of over 20 million cruise guests annually, OneSpaWorld is a compelling distribution channel for leading wellness and beauty brands. Renowned brands, including ELEMIS and Kérastase, have partnered with us for exclusive distribution at sea. Cruise and resort partners depend on us to provide their guests with the best and broadest assortment of services and products to enhance their vacation experience.

Entrenched Partnerships with Economic Alignment

We have cultivated partnerships with many of the largest and most reputable cruise lines and premier resorts in the world. Our cruise line relationships average over 20 years and encompass substantially all of the major global cruise lines, including Carnival Cruise Line, Royal Caribbean, Princess Cruises, Norwegian Cruise Lines, Celebrity Cruises, Costa and Holland America, among many others. The majority of our revenues and profits are earned through our long-term revenue sharing agreements with our cruise line partners that economically align both parties and create a collaborative relationship. On land, we partner with market leaders at highly-attractive destinations, including Atlantis Paradise Island Bahamas, The Ocean Club, a Four Seasons Resort, Hilton Hawaiian Village Beach Resort and Spa and the Mohegan Sun Resort. Our long-standing relationships, with economic alignment at the core, strengthens our competitive advantage.

Highly Visible and Predictable Revenue Streams

We consistently have access to over 20 million passengers annually with passenger growth expected to continue as new ships are commissioned in the industry. This new ship growth is highly visible as demonstrated in a publicly available global order book outlining over five years of new ship orders. Across our contracts, OneSpaWorld typically operates on all ships in a fleet and on new ships added during the contract term, securing both existing and new ship revenue. A new ship requires approximately two to four years to be built and is rarely delayed as cruise lines typically sell out the vessel’s maiden voyage over a year in advance. New ships do not have a revenue ramp-up period given these advanced marketing efforts. Cruise line partners are experts at dependably filling their ships with passengers, as demonstrated by the industry average occupancy rate of above 100%, even through recessionary periods. Due to consistent industry practices and decades of proprietary operating history data, OneSpaWorld has strong visibility into our future revenue realization for the next three to five years.

Asset-Light Model with Tremendous After-Tax Free Cash Flow Generation

Third parties typically fund the build-out, maintenance, and refurbishment of our onboard health and wellness centers, resulting in an asset-light profile with minimal capex required. Our capital expenditures have averaged 1% of revenues over the last three years. Being a Bahamian international business company and earning a significant portion of our revenue in low-tax or no-tax jurisdictions, our effective cash tax rate has been approximately 2% over the last three years. This combination translates to exceptional after-tax free cash flow. Annually, from 2016 through 2018, we converted approximately 90% of its Adjusted EBITDA to Unlevered After-Tax Free Cash Flow.

Seasoned and Proven Leadership Team

OneSpaWorld is led by a management team that has operated Steiner for nearly 20 years. Our Executive Chairman, Leonard Fluxman, and CFO and COO, Stephen Lazarus, together led Steiner Leisure as a public company for more than a decade. Mr. Fluxman, Mr. Lazarus and our Chief Executive Officer, Glenn Fusfield, now lead an internally developed senior management team with over 150 years of combined industry experience. We will also benefit from Haymaker’s investing and operational experience at Fortune 500 companies, particularly in the consumer and hospitality sectors. The OneSpaWorld management team’s deep experience and proven track record in managing the business in both public and private markets positions makes OneSpaWorld an attractive vehicle for future long-term growth within the global hospitality-based health and wellness industry.

Growth Strategies

Our management plans to continue growing the business through the following strategies:

Capture Highly Visible New Ship Growth with Current Cruise Line Partners

We will continue benefiting from the cruise industry’s capacity growth, with a consistent and visible pipeline of new ships commissioned annually by our cruise line partners. From 2019 to 2023, our existing cruise line partners are expected to build 35 new ships, representing over 119,000 new berths, which is an approximate 25% increase in our estimated year-end 2018 berth count. Approximately 85% of our 2020 projected revenues at sea are expected to be generated from the existing fleet and new ships being launched by cruise lines already under contract with us. As our existing cruise line partners, expand into the Asian region over the longer-term, we will be well-positioned to grow revenue alongside our cruise line partners as we have over 70% market share in the region today. Through established cruise line partner relationships, current contracts and an approximately 95% contract renewal rate over the last 15 years, we are well-positioned to capture new ship growth over the long term.

Expand Market Share by Adding New Potential Cruise Line Partners

Although we have over 80% market share in the outsourced maritime health and wellness market, there is an opportunity to continue to grow our market share by winning new contracts. Recently, we won a contract with the new lifestyle brand Virgin Voyages to operate the spa and wellness offerings onboard the first three Virgin vessels, planned to launch in 2020, 2021 and 2022, and a contract with Celebrity Cruise Lines to design and operate the health and wellness centers onboard their four new mega ships to be commissioned between 2018 and 2022. We also routinely meet with cruise lines that do not currently outsource their health and wellness centers or utilize our smaller competitors but that may have an interest in contracting with us in the future due to our strong reputation and historical results. As evidenced by our successful history of winning new contracts, we are focused on continuing to grow our market share at sea over time.

Continue Launching More Value-Added Services and Products

We have successfully innovated services and products to meet guests’ ever-changing needs, attract more guests and generate more revenue per guest. Medi-spa has been a highly successful innovation for OneSpaWorld at sea and is now a critical component of our offerings. Performed by licensed physicians, the medi-spa offerings provide the latest cosmetic medical services to guests such as non-surgical cosmetic procedures, including BOTOX® Cosmetic, Dysport, Restylane®, CoolSculpting®, Thermage and dermal fillers. Guests purchasing medi-spa services spend on average up to 10x more than on traditional services. We also initiated a trial of Kérastase, a leading global professional hair care brand, in 2017 and experienced a 30% increase in total guest spending and improved retail attachment by more than 25% during the trial period. We will continue to focus on launching higher value-add products and services that meet guest demands and drive traffic through our highly productive centers.

Focus on Enhancing Health and Wellness Center Productivity

Cruise lines have become increasingly focused on growing onboard revenue as a way to enhance revenue beyond traditional cabin ticket sales. Between 2011 and 2017, onboard spend as a percentage of total cruise line revenue has increased over 480 basis points to nearly 30%, translating to $2 billion of incremental onboard spending. We provide services to approximately 10% of cruise passengers on any one journey, while 45% of passengers say they are interested in using the centers onboard, per an independent global consulting study. We are focused on collaborating with cruise line partners to increase passenger penetration and maximize revenue yield through the following initiatives:

•

Increase Pre-Booking and Pre-Payment Capture Rate—We are working with our cruise line partners to expand our marketing efforts to reach a guest before boarding a ship through pre-booking. Pre-booked appointments yield approximately 60% more revenue than services booked onboard the ship. Due to our success across select cruise lines that have implemented pre-booking capabilities, we are in the process of implementing pre-booking across many of our other partner cruise lines.

•

Expand Targeted Marketing and Promotion Initiatives—We are now directly marketing and distributing promotions to onboard passengers as a result of enhanced collaboration with select cruise line partners. These promotions are personalized and individually tailored to guests’ profiles and have successfully driven traffic and revenue at our health and wellness centers. Examples include “happy anniversary” messages to couples, “happy birthday” notes to individual guests, and promotional retail credits offered to guests who visit our centers before the end of their cruise. On vessels implementing these initiatives, guests that received these customized promotions were responsible for over 6.5% of revenues generated during the year ended December 31, 2018 and spent approximately 5.5% more during their visit than guests that did not receive customized promotions.

•

Utilize Technology to Increase Utilization and Enhance Service Mix—We have recently begun to successfully introduce and expand technology-enabled dynamic pricing initiatives with selected cruise line partners. While dynamic pricing strategies have historically been applied manually by onboard staff, we are currently rolling out online and pre-cruise access to drive off-peak utilization rates and fill higher-demand time slots with higher-value bookings. This enhanced dynamic pricing capability is currently available with only a few cruise line partners, representing a significant opportunity for revenue growth as it is rolled out and optimized fleet-wide.

•

Extend Retail Beyond the Ship—Our Shop & Ship program provides guests the ability to buy retail products onboard and have products shipped directly to their home to avoid the hassle of packing products in their luggage. On average, a Shop & Ship customer spends more than 3.5x the amount of a non-Shop & Ship customer on retail products. The Shop & Ship program, combined with our eCommerce platform timetospa.com, gives us the ability to maintain a connection with each guest beyond the cruise voyage.

Selectively Expand Footprint at Destination Resorts

We have long-standing relationships with many leading hotel and hospitality companies around the world such as Marriott, Starwood, Hilton, ClubMed, Caesars Entertainment, Lotte, Loews and Four Seasons, among others. We believe we are a proven turnkey operator for our partners. With health and wellness centers in

67 destination resorts, with 17 in North America and 50 in Asia, this reflects only a handful of resort centers per partner, or approximately 1% of our partners’ total resorts. As such, we believe there is significant potential to operate additional centers within their resort partner portfolios. We will selectively expand our resort footprint when attractive unit economics can be generated. Given our unit growth potential, global infrastructure and proven platform, we have a significant opportunity to further expand our destination resort footprint.

Health and Wellness Services

We curate and deliver an exhaustive range of offerings for our cruise and destination resort partners centered around a holistic wellness approach which includes:

•

Spa and Beauty. We offer massages and a broad variety of other body and beauty treatments including facials, hair cutting and styling, manicures and pedicures, and tanning. Additionally, we offer teeth whitening services in the majority of our onboard health and wellness centers.

•

Medi-spa. We offer medi-spa services on the majority of our ships. Our service menu consists of the leading medi-spa brands including BOTOX Cosmetic, Dysport, Restylane, CoolSculpting, Thermage, and dermal fillers, among others. Currently, medi-spa services are available on 91 ships and administered by certified medical physicians.

•

Fitness. We offer guests use of fitness centers as well as paid services by a fitness professional to our cruise and destination resort guests. The fitness centers are typically free and offer guests use of strength equipment, cardiovascular equipment such as treadmills, elliptical machines, exercise bicycles and rowing and stair machines. Boutique fitness classes, including yoga, Pilates, cycling, and aerobics, are also available to guests for a fee or at no charge, depending on the class. Our fitness instructors are available to provide paid services, such as body composition analysis and personal training.

•

Nutrition. In addition to fitness services, we offer guests paid services including personal nutritional and dietary advice, weight management, nutrition coaching and detoxification. Guests can begin a program on the cruise and remain connected to our professional coach after the cruise to ensure successful completion of the program, such as a nutrition or detoxification plan.

•

Health. We first introduced acupuncture in 2005 and have since rapidly expanded our health and pain management, offerings to be one of our largest categories. Today, we offer acupuncture, electro acupuncture, cupping, posture and gait analysis, GoodFeet Arch Supports, physical therapy, and NormaTec® recovery. Our services are enhanced by our retail channel; GoodFeet, a premium arch support insert, is now a leading retail product for us.

•	Mind-Body and Wellness. We also offer our guests yoga, Tai Chi and sound therapy in addition to meditation and biofeedback.

Products

We sell over 600 branded product SKUs due to our scale, superior operations, industry longevity and attractive captive audience at sea and on land. We sell products from leading brands including ELEMIS, Thermage, Dysport, GoodFeet Arch Supports and GO SMILE Teeth Whitening. We have an exclusive 10-year supply contract with ELEMIS. We believe we have a leading retail attachment rate based on the number of products purchased in conjunction with a service compared to the broader retail industry. Approximately 25% of our revenues come from product sales, enabling incremental revenue even at full treatment room utilization.

We have two warehouses, one 20,000 square foot bonded warehouse in Miami, FL and another 4,000 square foot warehouse in New Jersey. The Miami warehouse provides fulfillment services for cruise inventory, and the New Jersey warehouse provides fulfillment for e-Commerce and the Shop & Ship program.

Health and Wellness Centers

As of December 31, 2018, we operated state-of-the-art health and wellness centers across a total of 163 ships, including almost all of the major cruise lines globally, and 67 resorts principally in the United States, the Caribbean and Asia. Centers are designed and branded for each cruise and destination resort partner to optimize the guest experience, maximize revenues and align with our partners’ hospitality environment. Centers can range in size from approximately 200 square feet to over 30,000 square feet and generally provide fitness areas, treatment rooms and salons, as well as elaborate thermal suites and/or saunas. Cruise centers are generally located on higher ship decks, which encourages increased passenger interest and guest traffic.

Facility Design

Our partners seek differentiated health and wellness experiences for their guests. As such, we provide design capabilities for our cruise line and destination resort partners, creating bespoke branding and design consulting to optimize guest experiences and maximize revenues. We operate health and wellness centers under proprietary brands of Mandara® and Chavana® as well as brands curated specifically for each cruise line, complete with cruise line and/or ship-specific service menus. We have 34 health and wellness centers under the Mandara brand, 12 centers under the Chavana brand, one destination resort health and wellness center under the ELEMIS brand, and one center under our newest destination resort health and wellness brand, “Glow®, a Mandara Spa.”

Principal Cruise Line Customers

A significant portion of our revenues is generated from each of the following cruise lines, which accounted for more than ten percent of our total revenues in 2018, 2017, and 2016, respectively: Carnival (including Carnival, Carnival Australia, Costa, Holland America, P&O, Princess, and Seabourn cruise lines): 48.5%, 48.6% and 48.1%, Royal Caribbean (including Royal Caribbean, Celebrity Cruises, Pullmantur and Azamara cruise lines): 21.0%, 20.8% and 20.2% and Norwegian Cruise Line: 13.8%, 13.0% and 13.2%. These companies, combined, accounted for 138 of the 163 ships served by OneSpaWorld as of December 31, 2018. Our contracts are signed at the cruise line-level, not with the parent operator, giving OneSpaWorld a diverse customer base despite parent-level consolidation. Our contracts average 5 years in duration.

The numbers of ships served as of December 31, 2018 under cruise line agreements with the respective cruise lines (including ships temporarily out of service for routine dry dock maintenance) are listed below:

Cruise Line	Ships Served
Azamara	3
Carnival	26
Carnival Australia	5
Celebrity	1
Costa	14
Crystal	3
Disney	4
Holland America	15
Norwegian	16
P&O	7
Princess	17
Pullmantur	4
Royal Caribbean	25
Saga	2
Seabourn	5
Silversea	8
Marella	2
Windstar	6
Total	163

Resort Locations and Partners

As of December 31, 2018, we provided health and wellness services at destination resorts in the following locations:

Country	Number of Destination Resort Centers
United States(1)	14
Maldives	13
Vietnam	12
Malaysia	10
Indonesia	5
Bahamas	3
Palau	2
Russia	2
United Arab Emirates	2
Bahrain	1
Aruba	1
Egypt	1
Japan	1
Total	67

(1)	Including Puerto Rico.

Cruise Line and Resort Agreements

Through the cruise line and resort agreements, we have the exclusive right to offer health, fitness, beauty and wellness services and the ability to sell complementary products onboard the ships and at destination resorts we serve. Under the cruise agreements, guests pay for our services through the cruise partners who retain a specified percentage of gross receipts from such sales before remitting the remainder to us. Our revenue share agreements result in a highly variable cost model, where the primary fixed costs are the meals and accommodations for our cruise employees. Most of the cruise line agreements cover all of the then-operating ships of a cruise line and typically new ships are added to ships in service through an amendment to the agreement. The agreements have specified terms ranging from one to eight years, with an average remaining term per ship of approximately five years. Cruise lines can terminate the agreements with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship, or our failure to achieve specified passenger service standards. However, we have never had a contract terminated prior to our respective expiration date.

We operate our destination resort centers pursuant to agreements with the owners of the properties involved. Our destination resort centers generally are required to pay rent based on a percentage of our revenues, with others having fixed rents. Some of our destination resort center agreements also require that we make minimum rental payments irrespective of the amount of our revenues. The terms of the agreements for our destination resort centers generally range from five to 20 years (including the terms of renewals available at our option). In North America, destination resort centers generally have a higher investment cost and lower revenue share with higher staff costs and contracts lasting 10 years on average. In Asia, destination resort centers have lower investment cost, higher revenue share, lower staff costs, and contracts averaging five years.

Recruiting and Training

Our continued success is dependent, in part, on our ability to attract qualified employees. Our goal in recruiting and training new employees is to have available a sufficient number of skilled personnel trained in our customer service philosophy. We recruit prospective cruise employees from geographies including the British Isles, Australia, South Africa, the Philippines, Canada, the Caribbean and continental Europe, providing an ample pipeline of talent to fulfill any demographic preferences. Recruitment professionals source potential employees using a variety of recruitment techniques including advertisements in trade and other publications, appearances at beauty, hair, and fitness trade shows, meetings with students at trade schools, and recommendations from our employees. Candidates are generally required to have received prior training and certifications in the services they will perform and are tested in their specific modalities. Prospective employees for destination resorts are also required to have received prior training but are recruited in a customary manner within the respective destination region.

Our candidates complete a rigorous training program at one of our nine global training facilities or at one of the destination resorts. We train over 3,000 employees annually and have 56 training, administrative, and recruitment staff to execute that training. Training courses are typically conducted over a period of one to six weeks, depending on the modality, and emphasize use of personalized, attentive guest care and the unique requirements of each cruise line partner. Additionally, employees are trained from day one in yield management and cross-selling products. This training covers, among other things, maximization of revenues, personnel supervision, customer service, and administrative matters, including interaction with cruise line and destination resort personnel. Given the complex human capital requirements, we consider our recruitment and training infrastructure to be a key barrier to entry.

Marketing and Promotion

We promote our services and products to cruise passengers and resort guests through targeted marketing, including pre-and post-cruise emails, website advertising, on-site demonstrations and seminars, video presentations shown on in-cabin/in-room television, ship newsletters, tours of our centers, and dedicated signage around the ship. We also encourage our employees to cross-sell as they believe that such cross-promotional activities frequently result in our customers purchasing services and/or products in addition to those they initially contemplated buying. For example, we cross-sell the fitness body assessment with detox programs, vitamins, and seaweed wraps. We also maintain a dedicated sales desk to facilitate pre-cruise health and wellness services booking and to disseminate health and wellness information for charters and other groups of cruise passengers.

Recent collaborative initiatives with cruise line partners have proven to enhance performance across certain key performance indicators. We have developed a fully integrated pre-booking platform which allows guests to book health and wellness treatments six to eight weeks prior to the voyage. Pre-booked and pre-paid guests on average spend approximately 60% more than guests who book services once already onboard. We recently introduced targeted marketing, including the ‘positive surprise’ direct marketing campaign where guests receive a targeted gift card to celebrate a birthday, honeymoon, anniversary, or other special occasion. Guests who received the ‘positive surprise’ campaign spent approximately 50% more in the health and wellness centers, which translated to a 6% increase in onboard spend. We have begun rolling out our dynamic pricing model to our full cruise fleet, which provides the ability to optimize demand and maximize utilization of the health and wellness center. We continually monitor the results of our marketing efforts and adjust our strategies in order to use our marketing resources in a cost-effective manner.

Competition

We face competition in our cruise ships and destination resorts. On cruise ships, we compete with passenger activity alternatives for onboard passenger dollars. We also compete with other maritime wellness facility providers, including cruise lines that insource the activity as well as other outsource providers. The largest outsource provider after us is currently Canyon Ranch, which operates on 22 ships as of December 31, 2018. Across the resorts business, we compete with other hotel operators that outsource health and wellness services. The destination resorts business is highly fragmented, and there is no one leader within this category.

Seasonality

A significant portion of our revenues are generated onboard cruise ships. Certain cruise lines, and, as a result, we have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields for us. Further, cruises and destination resort health and wellness centers have been negatively affected by the frequency and intensity of hurricanes. The negative impact of hurricanes is highest during peak hurricane season from August to October.

Trademarks

We hold or control numerous trademarks in the United States and a number of other countries. Our most recognized health and wellness products and services trademarks are for Mandara and Chavana. We believe that the use of our trademarks is important in establishing and maintaining our reputation for providing high quality health and wellness services as well as cosmetic goods, and we are committed to protecting these trademarks by all appropriate legal means.

Registrations for the OneSpaWorld, Mandara and Chavana trademarks, among others, have been obtained in a number of countries throughout the world. We continue to apply for other trademark registrations in various countries.

While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending. Recently we have adopted the mark “OneSpaWorld” as the trade name of our maritime health and wellness business to reflect our position as a global provider of shipboard products and services.

We license “Mandara” for use by luxury destination resorts in certain Asian countries.

Employees

As of December 31, 2018, we had a total of 4,146 employees. Of that number, 3,660 worked in health and wellness operations, and 458 represented management and sales personnel and support staff, while 28 were involved in recruiting and training. We have one health and wellness center manager in each center and can have up to 45 total staff depending on the size of the center. Cruise employees typically are employed under nine month-long agreements with fixed terms. In recent years, we have improved staff retention, resulting in a more experienced staff across our fleet. Employees at our destination resorts generally are employed without contracts, on an at-will basis, although most of our employees in Asia have one- or two-year contracts.

Most cruise and destination resort employees’ compensation consists of commission based on the volume of revenues generated by the employee. Cruise managers receive incentive payments, including a commission based on the volume of revenue generated by our staff under their management. Destination resort managers receive a salary, plus bonus, if appropriate, based on various criteria. We believe that our relations with our employees are satisfactory.

Website Access to SEC Reports

Our website can be found at onespaworld.com. Information contained on our website is not part of this report.

We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business

We Depend on Our Agreements with Cruise Lines and Destination Resort Health and Wellness Centers; if These Agreements Terminate, Our Business Would Be Harmed

A significant portion of our revenues are generated from our cruise ship health and wellness operations. The cruise line agreements have specific terms, ranging from 2.6 to 10.7 years with an average remaining term per ship of approximately 3 years as of December 31, 2018. As of that date, cruise line agreements that expire within one year covered 16 of the 163 ships served by us. These 16 ships accounted for approximately 3.80% of our 2018 revenues. These agreements, as well as our other cruise line agreements, may not be renewed after their expiration date on similar terms or at all. Any renewals may cause reductions in our margins. From time to time, the amounts we pay to cruise lines and land-based venues increase upon entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. As of December 31, 2018, agreements for four ships provided for termination for any reason by the cruise line on 90 days’ notice, and with respect to four of our ships, we are operating without written agreements. These four ships (which are included in the 163 ships referenced above) accounted for 5.0% of our 2018 revenues. Termination of significant cruise line agreements or a series of other cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our results of operations and financial condition. Some of our land-based health and wellness center agreements also provide for termination with limited advance notice under certain circumstances.

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in recent years, and this trend may continue. Also, historically, some smaller cruise lines have ceased operating for economic reasons and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, all of which currently are our customers, dominate the cruise industry. Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of our total revenues in 2018, 2017 and 2016, respectively: Carnival (including Carnival, Carnival Australia, Costa, Holland America, P&O, Princess and Seabourn cruise lines): 48.5%, 48.6% and 48.1% and Royal Caribbean (including Royal Caribbean, Celebrity Cruises, Pullmantur, and Azamara cruise lines): 21.0%, 20.8% and 20.2% and Norwegian Cruise Lines: 13.8%, 13.0% and 13.2%. These companies also accounted for 138 of the 163 ships served by us as of December 31, 2018. If we cease to serve one of these cruise companies, or a substantial number of ships operated by a cruise company, it could materially adversely affect our results of operations and financial condition.

We Depend on the Cruise Industry and Their Risks Are Risks to Us

Cruise lines compete for consumer disposable leisure time dollars with other vacation alternatives, such as hotels and sightseeing vacations. Demand for cruises is dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Economic changes that reduce disposable income or consumer confidence in the countries from which our cruise line partners source their passengers may affect demand for vacations, including cruise vacations, which are discretionary purchases.

Despite the general historic trend of growth in the volume of cruise passengers, in 2018 and future years, the global economic environment could cause the number of cruise passengers to decline or be maintained through discounting, which could result in an increased number of passengers with limited discretionary spending ability. A significant decrease in passenger volume could have a material adverse effect on our results of operations and financial condition.

A continuing industry trend reported by CLIA is the growing number of passengers sourced from outside North America. We believe that non-North American passengers spend less on our services and products than North American passengers. Other recent trends are those of certain cruise lines reducing the number of cruises to certain long-standing destinations and replacing them with alternative exotic destinations, as well as extending the length of voyages. A number of such replacements and extensions result in cruises producing lower revenues to us than cruises to the prior destinations and of certain long-standing durations. The continuation of these trends could materially adversely affect the results of our shipboard health and wellness operations.

A significant portion of the cruise industry’s growth is expected to come from expansion of markets outside of our core North American market. Our facilities on North American ships are our best performing facilities, and there is no guarantee that we will be able to generate the same revenue performance in non-North American markets. Additionally, our cruise partners dictate the itineraries on which their ships sail, and they may change itineraries to be less favorable to our revenue performance.

Accidents and other incidents involving cruise ships can materially adversely affect the cruise industry, as well as our results of operations and financial condition. Among other things, accidents reduce our revenues and increase the costs of our maritime-related insurance. In addition, accidents can adversely affect consumer demand for cruise vacations.

Other unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and increases in fuel costs could also materially adversely impact the cruise industry. For example, in the past, hurricanes have caused the withdrawal of ships that we served from service for use in hurricane relief efforts, as well as the temporary closing of cruise ports and the destruction of a cruise pier facility. A number of cruise ships have experienced outbreaks of illnesses that have affected, at times, hundreds of passengers on a ship. In addition, epidemics affecting global regions could also adversely affect cruise ship travel. Also, in recent years, plane crashes, violence and other crimes, passenger accidents, disappearances and assaults, fatalities from shore excursion activities, shipboard fires and other incidents have brought adverse publicity to the travel industry, including the cruise industry. The public concern over these incidents, especially if they are repeated, or other negative publicity about the cruise industry, could adversely affect the demand for cruises and adversely affect our results of operations and financial condition. The cruise lines’ capacity has grown in recent years and is expected to continue to grow over the next few years as new ships are introduced. In order to utilize the new capacity, it is likely that the cruise industry will need to increase its share of the overall vacation market. In order to increase that market share, cruise lines may be required to offer discounted fares to prospective passengers, which would have the potentially adverse effects on us described above.

Severe weather conditions, both at sea and at ports of embarkation, also could adversely affect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. Changes in airline service to cruise embarkation and disembarkation locations could adversely affect us. In addition, any strikes or other disruptions of airline service, including those that could follow terrorist attacks or armed hostilities, could adversely affect the ability of cruise passengers or our shipboard staff to reach their ports of embarkation, or could cause cancellation of cruises.

Cruise ships have increasingly had itineraries which provide for the ships to be in port during cruises. When cruise ships are in port, our revenues are adversely affected.

Cruise ships periodically go into dry-dock for routine maintenance, repairs and refurbishment for periods ranging from one to three weeks. Cruise ships also may be taken out of service for non-routine maintenance and repairs as a result of damage from an accident or otherwise, such as the Costa Concordia and Carnival Triumph incidents. A ship also may go out of service with respect to us if it is transferred to a cruise line we do not serve or if it is retired from service. While we attempt to plan appropriately for the scheduled removal from service of ships we serve, unexpected removals from service of ships we serve can hamper the efficient distribution of our shipboard personnel, in addition to causing unexpected reductions in our shipboard revenues.

We Are Required to Make Minimum Payments under Our Agreements and May Face Increasing Payments to Cruise Lines and Owners of Our Destination Resort Health and Wellness Centers

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2018, these payments are required by cruise line agreements covering a total of 145 ships served by us and by 6 of the agreements for our destination resort health and wellness centers.

As of December 31, 2018, we guaranteed total minimum payments to cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us) and owners of our land-based venues of approximately $126,000,000 in the aggregate in 2019. As we renew or enter into new agreements with cruise lines and land-based venues, we may experience increases in such required payments and such increases may materially adversely affect our results of operations and financial condition.

We Depend on the Continued Viability of the Ships and Destination Resort Health and Wellness Centers We Serve

Our revenues from our shipboard guests and guests at our destination resort health and wellness centers can only be generated if the ships and land-based venues we serve continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. We cannot be assured of the continued viability of any of the land-based venues (including our ability to protect our investments in build-outs of health and wellness centers) or cruise lines that we serve, particularly in the event of recurrence of the more severe aspects of the economic slowdown experienced in certain prior years. To the extent that cruise lines or land-based venues we serve, or could potentially serve in the future, cease to operate, our results of operations and financial condition could be adversely affected.

Increased Costs Could Adversely Impact our Financial Results

In addition to the adverse effects on the cruise industry of high fuel costs described above, periods of higher fuel costs adversely affect us directly. We depend on commercial airlines for the transportation of our shipboard employees to and from the ships we serve and, as a result, we pay for a relatively large number of flights for these employees each year. During times of higher fuel costs, such as those experienced in certain prior years, airfares, including those applicable to the transportation of our employees, have been increased by the airlines we have utilized. Increased transportation costs associated with increased fuel costs also add to the costs of delivery of our products to the ships we serve and other destinations. Higher fuel charges also increase the cost to consumers of transportation to cruise ship destination ports and to venues where we operate our destination resort health and wellness centers and also increase the cost of utilities at our destination resort health and wellness centers. Periods of increasing fuel costs would likely cause these transportation costs to correspondingly increase. Extended periods of increased airfares could adversely impact our results of operations and financial condition.

Increases in prices of other commodities utilized by us in our business could adversely affect us. For example, in certain prior years, as a result of increases in the cost of cotton, the cost to us of linens and uniforms utilized in our operations has increased. Our land-based health and wellness operations also have experienced an increase in the cost of electrical utilities. A continuing increase in these costs or similar costs applicable to our operations could adversely impact our results of operations and financial condition.

We Depend on Our Key Officers and Qualified Employees

Our continued success will depend to a significant extent on our senior executive officers, including Leonard Fluxman, our Executive Chairman, Glenn Fusfield, our Chief Executive Officer and President, and Stephen Lazarus, our Chief Financial Officer and Chief Operating Officer. The loss of the services of any of these persons or other key management personnel could have a material adverse effect on our business. Our continued success also is dependent on our ability to recruit and retain personnel qualified to perform our services. Shipboard employees typically are employed pursuant to agreements with terms of nine months. Our land-based health and wellness employees generally are employed without contracts, on an at-will basis. Other providers of shipboard health and wellness services compete with us for shipboard personnel. We also compete with destination resort health and wellness centers and other employers for our shipboard and land-based health and wellness personnel. We may not be able to continue to attract a sufficient number of applicants possessing the requisite training and skills necessary to conduct our business. Our inability to attract a sufficient number of qualified applicants to provide our services and products could adversely impact our results of operations and financial condition. In addition, in recent years, the immigration approval process in the United States has proceeded at a slower pace than previously had been the case. Since many of our shipboard employees are not United States citizens, exacerbation of this trend could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

Almost all of our shipboard personnel come from jurisdictions outside the United States. Our ability to obtain non-United States shipboard employees is subject to regulations in certain countries from which we source a number of our employees and, in the case of one country, control by an employment company that acts on behalf of employees and potential employees from that country. In addition, in that country, we are required to deal with local employment companies to facilitate the hiring of employees. Our ability to obtain shipboard employees from those countries on economic terms that are acceptable to us may be hampered by evolving regulatory requirements and/or our inability to enter into an acceptable agreement with the applicable local employment company.

We continue to be in negotiations with respect to the non-management employees of our luxury health and wellness centers at the Atlantis Paradise Island and the Ocean Club, a Four Seasons Resort in The Bahamas, becoming subject to a collective bargaining agreement. While no groups of employees at any of our other operations have commenced similar organizational activities, we cannot guarantee that our other employees will remain non-unionized. Collective bargaining agreements may require us to negotiate wages, salaries, benefits and other terms with one or more groups of our employees collectively, through a union representative, and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

In addition, the various jurisdictions where we operate our health and wellness centers have their own licensing or similar requirements applicable to our employees, which could affect our ability to open new health and wellness centers on a timely basis or adequately staff existing health and wellness centers. The ship we serve that is United States-based also is subject to United States labor law requirements that can result in delays in obtaining adequate staffing.

Possible Adverse Changes in United States or Foreign Tax Laws or Changes in Our Business Could Increase Our Taxes

Background

We are a Bahamas international business company (“IBC”) that owns, among other entities, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited) (“OneSpaWorld (Bahamas)”), our principal subsidiary and a Bahamas IBC that conducts our shipboard operations, primarily outside United States waters (which constitutes most of our shipboard activities), and OneSpaWorld LLC, a Florida limited liability company that performs administrative services in connection with our operations in exchange for fees from OneSpaWorld (Bahamas) and other subsidiaries.

We also own, directly or indirectly, the shares of additional subsidiaries organized in the United States, the United Kingdom and other taxable jurisdictions, as well as subsidiaries organized in jurisdictions that do not subject the subsidiaries to taxation.

Currently, we and our non-United States subsidiaries are not subject to Bahamas income tax or other (including United States federal) income tax, except as set forth below. Our United States subsidiaries are subject to United States federal income tax as a consolidated group at regular corporate rates up to 21%. Generally, any dividends paid by our United States holding company to its parent, are subject to a 30% United States withholding tax. Other than as described below, we believe that none of the income generated by our non-United States subsidiaries should be effectively connected with the conduct of a trade or business in the United States and, accordingly, that such income should not be subject to United States federal income tax.

A foreign corporation generally is subject to United States federal corporate income tax at a rate of up to 21% on its United States-source income that is effectively connected with its trade or business within the United States and on certain limited types of its foreign-source income that is effectively connected to a trade or business it conducts in the United States. A foreign corporation also can be subject to a branch profits tax of 30% imposed on its after-tax earnings that are so effectively connected.

OneSpaWorld (Bahamas) has three types of income: income from the provision of health and wellness services, income from the sales of health and wellness products and income from leasing (at rates determined on an arm’s length basis) our shipboard employees and space to a United States subsidiary that performs health and wellness services and sells health and wellness products while the ships are in United States waters and pays OneSpaWorld (Bahamas) the amounts referenced above (the “U.S. Waters Activities”).

We believe that most of OneSpaWorld (Bahamas)’s shipboard income should be treated as foreign-source income not effectively connected to a business it conducts in the United States. This belief is based on the following:

•

all of the functions performed, resources employed and risks assumed in connection with the performance of the above-mentioned services and sales (other than OneSpaWorld (Bahamas)’s involvement in the U.S. Waters Activities) occur outside of the United States; and

•

income to OneSpaWorld (Bahamas) from the U.S. Waters Activities is income effectively connected with a United States trade or business, and thus subject to United States income taxation, but constitutes a small percentage of OneSpaWorld (Bahamas)’s total income.

The Risks to OneSpaWorld

Under United States Internal Revenue Service (“IRS”) regulations, as of January 1, 2007, all or a portion of OneSpaWorld (Bahamas)’s income for periods commencing on or after that date could be subject to United States federal income tax at a rate of up to 35% with respect to income earned prior to January 1, 2018 and up to 21% with respect to income earned thereafter:

•

to the extent the income from OneSpaWorld (Bahamas)’s shipboard operations that OneSpaWorld believes are performed outside of United States territorial waters is considered by the IRS to be attributable to functions performed, resources employed or risks assumed within the United States or its possessions or territorial waters;

•

to the extent the income from OneSpaWorld (Bahamas)’s sale of health and wellness products for use, consumption, or disposition in international waters is considered by the IRS to be attributable to functions performed, resources employed or risks assumed within the United States, its possessions or territorial waters; or

•

to the extent that passage of title or transfer of ownership of products sold by OneSpaWorld (Bahamas) for use, consumption or disposition outside international waters, takes place in the United States or a United States office materially participates in such sales.

If OneSpaWorld (Bahamas) is considered to be a controlled foreign corporation (“CFC”), any of its shipboard income would be considered income from sources within the United States and would be subject to United States federal income tax unless such income is attributable to functions performed, resources employed or risks assumed in a foreign country or countries.

A foreign corporation is a CFC if more than 50% of (i) the total combined voting power of all classes of stock entitled to vote or (ii) the total value of the stock of such corporation is owned or considered as owned by “U.S. Shareholders” on any day during the taxable year of such corporation. A “U.S. Shareholder,” generally, means a “United States person” who owns directly, indirectly or constructively at least 10% of the voting power or value of the stock of a foreign corporation. A “United States person” is a citizen or resident of the United States, a domestic partnership, a domestic corporation, any domestic estate or a trust over which a United States court is able to exercise administrative supervision and over which one or more United States persons have authority to control all substantial decisions. Under certain constructive ownership rules, taking into account changes introduced by the Tax Cuts and Jobs Act (“TCJA”), a foreign corporation may in certain circumstances be treated as a CFC under “downward attribution rules” even in circumstances where the foreign corporation is not owned directly or indirectly by any U.S. Shareholders. However, the IRS has announced that, pending the issuance of further guidance, taxpayers may ignore the particular downward attribution rule that can give rise to such results, solely for purposes of the income-source rules described above. Accordingly, we believe that OneSpaWorld (Bahamas) should not be characterized as a CFC, solely for purposes of the income-sourcing rules described above.

If OneSpaWorld (Bahamas) is subject to United States federal income tax (at a rate of up to 21%) on its United States -source income and on certain of its foreign-source income that is effectively connected to a business it conducts in the United States, it also would be subject to a branch profits tax of 30% imposed on its after-tax earnings withdrawn, or considered to be withdrawn, from its United States business.

Certain non-United States jurisdictions may also assert that OneSpaWorld (Bahamas)’s income is subject to their income tax.

Some of our United Kingdom, Bahamas and United States subsidiaries provide goods and/or services to us and certain of our other subsidiaries. The United Kingdom or United States tax authorities may assert that some or all of these transactions do not contain arm’s length terms. In that event, income or deductions could be reallocated among our subsidiaries in a manner that could increase the United Kingdom or United States tax on us. This reallocation also could result in the imposition of interest and penalties.

We cannot assure you that the tax laws on which we have relied to minimize our income taxes will remain unchanged in the future.

Our land-based operations, the income from which is generally taxable, have significantly increased and we intend to consider land-based opportunities in the future (though we cannot assure you that we will be successful in finding appropriate opportunities). To the extent that we are able to effectively implement this strategy, the amount of our income that is subject to tax would significantly increase.

The Success of Health and Wellness Centers Depends on the Hospitality Industry

We are dependent on the hospitality industry for the success of destination resort centers. To the extent that consumers do not choose to stay at venues where we operate health and wellness centers, over which we have no control, our business, financial condition and results of operations could be materially adversely affected. The hospitality industry is subject to risks that are similar to those of the cruise industry.

The considerations described above regarding the effects of adverse economic conditions on the cruise industry apply similarly to the hospitality industry, including the resorts where we have operations. Periods of economic slowdown result in reduced destination resort occupancy rates and decreased spending by destination resort guests, including at the resorts where we operate health and wellness centers. The recurrence of challenging economic conditions, as well as instances of increased fuel costs, which have occurred in certain prior years, could result in lower resort occupancy, which would have a direct, adverse effect on the number of resort guests that purchase our health and wellness services and products at the venues in question. Accordingly, such lower occupancy rates at the resorts we serve could have a material adverse effect on our results of operations and financial condition.

The following are other risks related to the hospitality industry:

•

changes in the national, regional and local conditions (including major national or international terrorist attacks, armed hostilities or other significant adverse events, including an oversupply of hotel properties or a reduction in demand for hotel rooms);

•	the possible loss of funds expended for build-outs of health and wellness centers at venues that fail to open, underperform or close due to economic slowdowns or otherwise;

•	the attractiveness of the venues to consumers and competition from comparable venues in terms of, among other things, accessibility and cost;

•	the outbreaks of illnesses, or the perceived risk of such outbreaks, in locations where we operate land-based health and wellness centers;

•	weather conditions, including natural disasters, such as earthquakes, hurricanes, tsunamis and floods;

•	possible labor unrest or changes in economics based on collective bargaining activities;

•	changes in ownership, maintenance or room rates of, or popular travel patterns and guest demographics at the venues we serve;

•

possible conversion of guest rooms at hotels to condominium units and the decrease in health and wellness center usage that often accompanies such conversions, and the related risk that condominium hotels are less likely to be suitable venues for our health and wellness centers;

•	reductions in resort occupancy during major renovations or as a result of damage or other causes;

•

acquisition by resort chains of health and wellness service providers to create captive “in-house” brands and development by resort chains of their own proprietary health and wellness service providers, reducing the opportunity for third-party health and wellness providers like us; and

•

the financial condition of the airline industry, as well as elimination of, or reduction in, airline service to locations where we operate resort facilities, which would result in fewer guests at those venues.

We Compete with Passenger Activity Alternatives

We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to our services and products seeking agreements with cruise lines. Gambling casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and disposable income, and cruise ships are increasingly offering itineraries providing for greater numbers of port days. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. Certain cruise lines we formerly served have engaged the services of third parties or their own personnel for the operation of the health and wellness centers for all or some of their ships. Additional cruise lines could take similar actions in the future. In addition, there are certain other entities offering services in the cruise industry similar to those provided by us and we may not be able to serve new cruise ships that come into service and that are not covered by our cruise line agreements.

Many of the land-based venues that we serve or may serve in the future offer recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of the hotels we serve also offer casino gambling. These activities and facilities compete with us for customer time and disposable income. Our destination resort health and wellness centers also compete with other health and wellness centers in their vicinities, as well as with other beauty, relaxation or other therapeutic alternatives. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide in our respective markets. In addition, we also compete, both for customers and for contracts with hotels, with health and wellness centers and beauty salons owned or operated by companies that have offered their destination resort health and wellness services longer than we have, some of which enjoy greater name recognition with customers and prospective customers than health and wellness centers operated by us. Also, a number of these health and wellness center operators may have greater resources than we do. Further, some hotel operators provide health and wellness services themselves. If we are unable to compete effectively in one or more areas of our operations, our results of operations and financial condition could be adversely affected.

Risks Relating to Non-U.S. Operations and Hostilities

The cruise lines we serve operate in waters and call on ports throughout the world and our destination resort health and wellness centers are located in a variety of countries. Operating internationally exposes us to a number of risks, including increased exposure to a wider range of regional and local economic conditions, volatile local political conditions, potential changes in duties and taxes, including changing and/or uncertain interpretations of existing tax laws and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, difficulties in operating under local business environments, port quality and availability in certain regions, U.S. and global anti-bribery laws or regulations, imposition of trade barriers and restrictions on repatriation of earnings.

Operating globally also exposes us to numerous and sometimes conflicting legal, regulatory and tax requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We must adhere to policies designed to promote legal and regulatory compliance as well as applicable laws and regulations. However, we might not be successful in ensuring that our employees, agents, representatives and other third parties with whom we associate throughout the world properly adhere to them. Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs which in turn could negatively affect our results of operations and cash flows.

As a global operator, our business may also be impacted by changes in U.S. policy or priorities in areas such as trade, immigration and/or environmental or labor regulations, among others. Depending on the nature and scope of any such changes, they could impact our domestic and international business operations. Any such changes, and any international response to them, could potentially introduce new barriers to passenger or crew travel and/or cross border transactions, impact our guest experience and/or increase our operating costs.

The waters and countries in which we operate include geographic regions that, from time to time, experience political and civil unrest and armed hostilities. In recent years, cruise ships, including those we serve, have experienced attempted pirate attacks off the coast of Africa. In addition, in past years, our hotel health and wellness center operations in Asia have been adversely affected by terrorist bombings. Political unrest in areas where we operate health and wellness centers also has adversely affected our operations and continued political unrest in the Middle East has adversely affected the travel industry in that region. The threat of additional attacks and of armed hostilities internationally or locally may cause prospective travelers to cancel their plans, including plans for cruise or land-based venue vacations. Weaker cruise industry and land-based venue performance could have a material adverse effect on our results of operations and financial condition.

If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected, including potentially impairing the value of our ships and other assets.

Severe Weather Can Disrupt Our Operations

Our operations may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornados, tsunamis, typhoons and volcanic eruptions. It is possible that cruises we serve could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other factors, which would have an adverse effect on our net revenue yields and profitability. Extreme weather events, such as hurricanes, floods and typhoons, may not only cause disruption, alteration, or cancellation of cruises and closures of destination resort health and wellness centers and may also adversely impact commercial airline flights and other transport or prevent certain individuals from electing to utilize our offerings altogether. In addition, these extreme weather conditions could result in increased wave and wind activity, which would make it more challenging to sail and dock ships and could cause sea/motion sickness among guests and crew on the ships we serve. These events could have an adverse impact on the safety and satisfaction of cruising and could have an adverse impact on our net revenue yields and profitability. Additionally, these extreme weather conditions could impact our ability to provide our cruise products and services as well as to obtain insurance coverage for operations in such areas at reasonable rates.

Risk of Early Termination of Land-Based Health and Wellness Center Agreements

A number of our land-based health and wellness center agreements provide that landlords may terminate the agreement prior to its expiration date (provided, in some cases, that we receive certain compensation with respect to our build-out expenses and earnings lost as a result of such termination). While we always attempt to negotiate the best deal we can in this regard, we may not be able to successfully negotiate a termination fee in any of our future agreements or that any amounts we would receive in connection with such termination accurately reflects the economic value of the assets we would be leaving behind as a result of such termination. In addition, in the event of certain terminations of an agreement with a land-based venue, such as by the venue operator after our breach of an agreement, or as a result of the bankruptcy of a venue, even if we have a provision in our agreement providing for a termination payment, we could receive no compensation with respect to build-out expenditures we have incurred.

We also attempt to obtain terms in our land-based health and wellness center agreements that protect us in the event that the lessor’s lender forecloses and takes over the property in question. However, we cannot always obtain such protective “non-disturbance” terms. In the event that the lender to a land-based venue owner under an agreement where no such non-disturbance term is included forecloses on that property, our agreement could be terminated prior to the expiration of its term. In such case, in addition to the loss of income from that health and wellness center, we could lose the residual value of any investment we made to build out that facility.

Delays in New Ship Introductions Could Slow Our Growth

Our growth depends, in part, on our serving new cruise ships brought into service. A number of cruise lines we serve have experienced in the past, and could experience in the future, delays in bringing new ships into service. In addition, there is a limited number of shipyards in the world capable of constructing large cruise ships in accordance with the standards of major cruise lines. This also may contribute to delays in new ship construction. Such delays could slow our growth and have an adverse impact on our results of operations and financial condition.

Changes in and Compliance with Laws and Regulations Relating to Environment, Health, Safety, Security, Data Privacy and Protection, Tax and Anti-Corruption under Which We Operate May Lead to Litigation, Enforcement Actions, Fines, or Penalties

We are subject to numerous international, national, state and local laws, regulations and treaties covering many areas, including social issues, health, safety, security, data privacy and protection, and tax. Failure to comply with these laws, regulations, treaties and agreements could lead and has led to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. Accordingly, new legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future. In addition, training of crew may become more time consuming and may increase our operating costs due to increasing regulatory and other requirements.

Environmental laws and regulations or liabilities arising from past or future releases of, or exposure to, hazardous substances or vessel discharges, including ballast water and waste disposal, could materially adversely affect our business, profitability and financial condition. Some environmental groups have lobbied for more stringent regulation of cruise ships. Various agencies and regulatory organizations have enacted or are considering new regulations or policies, such as stricter emission limits to reduce greenhouse gas effects, which could adversely impact the cruise industry.

Our guest and employee relationships provide us with access to sensitive data. We are subject to laws and requirements related to the treatment and protection of such sensitive data. We may be subject to legal liability and reputational damage if we do not comply with data privacy and protection regulations. Various governments, agencies and regulatory organizations have enacted and are considering new regulations and implementation of rules for existing regulations. Additional requirements could negatively impact our ability to market cruises to consumers and increase our costs.

We are subject to the examination of our income tax returns by tax authorities in the jurisdictions where we operate. There can be no assurance that the outcome from these examinations will not adversely affect our profitability.

As budgetary constraints continue to adversely impact the jurisdictions in which we operate, increases in income or other taxes affecting our operations may be imposed. Some social activist groups have lobbied for more taxation on income generated by cruise companies. Certain groups have also generated negative publicity for us. In recent years, certain members of the U.S. Congress have proposed various forms of legislation that would result in higher taxation on income generated by cruise companies.

Our global operations subject us to potential liability under anti-corruption, economic sanctions, and other laws and regulations. The Foreign Corrupt Practices Act, the UK Bribery Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions or limitations on the conduct of our business, and damage to our reputation. Operations outside the U.S. may also be affected by changes in economic sanctions, trade protection laws, policies, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we improperly sell goods or otherwise operate improperly in areas subject to economic sanctions such as Crimea, Iran, North Korea, Cuba, Sudan, and Syria or if we improperly engage in business transactions with persons subject to economic sanctions.

These various international laws and regulations could lead and have led to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees or agents could damage our reputation and lead to litigation or legal proceedings that could result in significant awards or settlements to plaintiffs and civil or criminal penalties, including substantial monetary fines. Such events could lead to an adverse impact on our financial condition or profitability, even if the monetary damage is mitigated by our insurance coverage.

As a result of ship or other incidents, litigation claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding areas, may be asserted or brought against various parties, including us. The time and attention of our management may also be diverted in defending such claims, actions and investigations. We may also incur costs both in defending against any claims, actions and investigations and for any judgments, fines, or civil or criminal penalties if such claims, actions or investigations are adversely determined and not covered by our insurance policies.

Product Liability and Other Potential Claims Could Adversely Affect Us

The nature and use of our products and services could give rise to liability if a customer were injured while receiving one of our services. Guests at our health and wellness centers could be injured, among other things, in connection with their use of our fitness equipment, sauna facilities or other facilities. If any of these events occurred, we could incur substantial litigation expense and be required to make payments in connection with settlements of claims or as a result of judgments against us.

We maintain insurance to cover a number of risks associated with our business. While we seek to obtain comprehensive insurance coverage at commercially reasonable rates, we cannot be certain that appropriate insurance will be available to us in the future on commercially reasonable terms or at all. Our insurance policies are subject to coverage limit, exclusions and deductible levels and are subject to non-renewal upon termination at the option of the applicable insurance company. Our inability to obtain insurance coverage at commercially reasonable rates for the potential liabilities that we face could have a material adverse effect on our results of operations and financial condition. In addition, in connection with insured claims, we bear the risks associated with the fact that insurers often control decisions relating to pre-trial settlement of claims and other significant aspects of claims and their decisions may prove to not be in our best interest in all cases.

We believe that our current coverage is adequate to protect us against most of the significant risks involved in the conduct of our business, but we self-insure or use higher deductibles for various risks. Accordingly, we are not protected against all risks (including failures by third-party service providers such as insurance brokers to fulfill their duties), which could result in unexpected increases in our expenses in the event of certain claims against us.

If the types of services we offer increase, the potential for claims against us also could increase. We self-insure potential claims regarding certain of our medi-spa services. High visibility claims also could cause us to receive adverse publicity and suffer a loss of sales, and, therefore, our results of operations and financial condition could be materially adversely affected in such cases. We are, and may in the future be, subject to other legal proceedings, including claims presented as class actions. Litigation is subject to many uncertainties, and we cannot predict the outcome of individual matters. It is reasonably possible that the final resolution of these matters could have a material adverse effect on our results of operations and financial condition.

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of March 31, 2019, we have $233.5 million of secured indebtedness under our First Lien Term Loan Facility and Second Lien Term Loan Facility, and have available an additional (x) $20 million under our First Lien Revolving Facility and (y) $5 million under our First Lien Delayed Draw Facility (collectively, the “New Credit Facilities”). Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the New Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

The New Credit Facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.

Our Credit Facilities Contain Financial and Other Covenants. The Failure to Comply with Such Covenants Could Have An Adverse Effect on Us

Our New Credit Facilities contain certain financial covenants and a number of traditional negative covenants, including limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions, and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders and prepayments of material subordinated debt, in each case, subject to customary exceptions. Any failure to comply with the restrictions of the New Credit Facilities may result in an event of default under the agreements. If an event of default occurs, the lenders under the New Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be taken by a secured creditor, subject to customary intercreditor provisions among the first and second lien secured parties.

If We Are Unable to Execute Our Growth Strategies, Including Our Ability to Offer and Integrate New Services and Products, Our Business Could Be Adversely Affected

The demands of consumers with respect to health and wellness services and products continue to evolve. Among other things, there is a continuing trend to add services at health and wellness centers similar to those traditionally provided in medical facilities, including services relating to skin care. If we are unable to identify and capture new audiences, our ability to successfully integrate additional services and products will be adversely affected. Our ability to provide certain additional services depends on our ability to find appropriate third parties with whom to work in connection with these services and, in certain cases, could be dependent on our ability to fund substantial costs. We cannot assure you that we will be able to find such appropriate third parties or be able to fund such costs. We also cannot assure you that we will be able to continue to expand our health and wellness services sufficiently to keep up with consumer demand. Accordingly, we may not be able to successfully implement our growth strategies or continue to maintain sales at our current rate, or at all. If we fail to implement our growth strategies, our sales and profitability may be negatively impacted, which would adversely affect our business, financial condition and results of operations.

Our Business Could Be Adversely Affected if We Are Unable to Successfully Protect Our Trademarks or Obtain New Trademarks

The market for our services and products depends to a significant extent upon the value associated with our brand names. Although we take appropriate steps to protect our brand names, in the future, we may not be successful in asserting trademark protection in connection with our efforts to grow our business or otherwise due to the nature of certain of our marks or for other reasons. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and trade names may be substantial. If other parties infringe on our intellectual property rights, the value of our brands in the marketplace may be diluted. In addition, any infringement of our intellectual property rights would likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could adversely affect our results of operations and financial condition.

We Are Subject to Currency Risk

Fluctuations in currency exchange rates compared to the U.S. dollar can impact our results of operations, most significantly because we pay for the administration of recruitment and training of our shipboard personnel in U.K. pounds sterling and Euros. Accordingly, while the relative strength of the U.S. dollar has improved recently, renewed weakness of the U.S. dollar against those currencies can adversely affect our results of operations, as has occurred in some recent years. To the extent that the U.K. pound sterling or the Euro is stronger than the U.S. dollar, our results of operations and financial condition could be adversely affected.

We May Be Exposed to the Threat of Cyber Attacks and/or Data Breaches

Cyberattacks can vary in scope and intent from economically driven attacks to malicious attacks targeting our key operating systems with the intent to disrupt, disable or otherwise cripple our maritime and/or land-based operations. This can include any combination of phishing attacks, malware and/or viruses targeted at our key systems. The breadth and scope of this threat has grown over time, and the techniques and sophistication used to conduct cyber attacks, as well as the sources and targets of the attacks, change frequently. While we invest time, effort and capital resources to secure our key systems and networks, we cannot provide assurance that we will be successful in preventing or responding to all such attacks.

A successful cyberattack may target us directly, or may be the result of a third-party vendor’s inadequate care. In either scenario, we may suffer damage to our key systems and/or data that could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental investigation, litigation and other liability, any of which could adversely affect our business. Furthermore, responding to such an attack and mitigating the risk of future attacks could result in additional operating and capital costs in systems technology, personnel, monitoring and other investments.

In addition to malicious cyber attacks, we are also subject to various risks associated with the collection, handling, storage and transmission of sensitive information. In the course of doing business, we collect large volumes of internal, customer and other third-party data, including personally identifiable information and individual credit data, for various business purposes. We are subject to federal, state and international laws (including the European Union General Data Protection Regulation (the “GDPR”), which took effect in May 2018), as well as industry standards, relating to the collection, use, retention, security and transfer of personally identifiable information and individual credit data. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements has caused, and may cause, us to incur substantial costs or require us to change our business practices. If we fail to comply with the various applicable data collection and privacy laws, we could be exposed to fines, penalties, restrictions, litigation or other expenses, and our business could be adversely impacted.

Even if we are fully compliant with legal and/or industry standards and any relevant contractual requirements, it still may not be able to prevent security breaches involving sensitive data and/or critical systems. Any breach, theft, loss, or fraudulent use of guest, employee, third-party or company data, could adversely impact our reputation and brand and our ability to retain or attract new customers, and expose us to risks of data loss, business disruption, governmental investigation, litigation and other liability, any of which could adversely affect our business. Significant capital investments and other expenditures could be required to remedy the problem and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. Further, if it or our vendors experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation.

Changes in Privacy Law Could Adversely Affect Our Ability to Market Our Services Effectively

Our ability to market our services effectively is an important component of our business. We rely on a variety of direct marketing techniques, including telemarketing, email marketing, and direct mail. Any further restrictions under laws such as the Telemarketing Sales Rule, the CAN-SPAM Act of 2003, the GDPR and various United States state laws or new federal laws regarding marketing and solicitation, or international data protection laws that govern these activities, could adversely affect the continuing effectiveness of telemarketing, email, and postal mailing techniques and could force further changes in our marketing strategy. If this were to occur, we may be unable to develop adequate alternative marketing strategies, which could impact our ability to effectively market and sell our services.

In addition, we collect information relating to our customers for various business purposes, including marketing and promotional purposes. The collection and use of personal data, such as, among other things, credit card information, is governed by privacy laws and regulations of the United States and other jurisdictions. Privacy regulations continue to evolve and, occasionally, may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our services and products and serve our customers. In addition, non-compliance with applicable privacy regulations by us or, in some instances, non-compliance by third parties engaged by us, or a breach of security systems storing our data may result in fines, payment of damages or restrictions on our use or transfer of data.

Risks Related to Ownership of Our Securities

Each of Steiner Leisure and Haymaker Sponsor Owns a Significant Portion of Our Shares and Have Representation on Our Board; Steiner Leisure and Haymaker Sponsor May Have Interests That Differ from Those of Other Shareholders

Approximately 14% of our common shares are beneficially owned by Steiner Leisure, approximately 5% of our common shares are beneficially owned by Haymaker Sponsor (or approximately 7% on a fully-diluted basis) and approximately 29% of our common shares are beneficially owned by certain investors that, in connection with the Business Combination and concurrently with the execution of the Transaction Agreement, entered into Subscription Agreements pursuant to which, among other things, such investors (the “Private Placement Investors”) agreed to subscribe for and purchase, and we agreed to issue and sell to such investors, 12,249,637 of our common shares and 3,105,294 OneSpaWorld Private Placement Warrants for gross proceeds of approximately $122,496,370 (the “Primary Private Placement”). These levels of ownership interest assume no exercise of outstanding warrants to purchase our common shares. In addition, one of our director nominees was designated by Steiner Leisure and two of our director nominees are affiliated with Haymaker Sponsor. As a result, Steiner Leisure and Haymaker Sponsor may be able to significantly influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our shareholders, and for shareholder action, including the designation and appointment of the OneSpaWorld Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. The influence of Steiner Leisure and Haymaker Sponsor over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common shares to decline or prevent our shareholders from realizing a premium over the market price for our common shares. Additionally, Haymaker Sponsor is in the business of making investments in companies, and Haymaker Sponsor (or its affiliates) may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. Haymaker Sponsor (or its affiliates) may also pursue acquisition opportunities that may be complementary to (or competitive with) our business, and as a result those acquisition opportunities may not be available to us.

Under the “Business Opportunities” section of our Memorandum and Articles of Association (“Articles”), among other things, we have renounced any interest or expectancy of us or our subsidiaries being offered an opportunity to participate in any potential transaction opportunities available to Steiner Leisure and certain of its affiliates and related parties, such parties have no obligation to communicate or offer such potential transaction opportunities to us and such parties will have no duty to refrain from engaging in the same or similar businesses as us. Prospective investors in our common shares should consider that the interests of Steiner Leisure and Haymaker Sponsor may differ from their interests in material respects.

If We Fail to Maintain an Effective System of Internal Control over Financial Reporting, We May Not Be Able to Accurately Report Our Financial Results or Prevent Fraud; as a Result, Shareholders Could Lose Confidence in Our Financial and Other Public Reporting, Which Is Likely to Negatively Affect Our Business and the Market Price of Our Common Shares

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in our implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us, or any testing conducted by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which is likely to negatively affect our business and the market price of our shares.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually.

However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

The Market Price and Trading Volume of Our Common Shares May Be Volatile and Could Decline Significantly Following the Business Combination

The stock markets, including Nasdaq, on which we have listed our common shares, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common shares following the Business Combination, the market price of our common shares may be volatile and could decline significantly. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, you may be unable to resell your shares at or above the market price of our common shares as of the date of the consummation of the Business Combination. We cannot assure you that the market price of our common shares will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this Annual Report on Form 10-K;

•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

•	additions and departures of key personnel;

•	failure to comply with the requirements of Nasdaq;

•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

•	future issuances, sales or resales, or anticipated issuances, sales or resales, of our common shares;

•	publication of research reports about us, our resorts, or the lodging industry generally;

•	the performance and market valuations of other similar companies;

•	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

•	speculation in the press or investment community;

•	actual, potential or perceived control, accounting or reporting problems; and

•	changes in accounting principles, policies and guidelines.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

If Securities or Industry Analysts Do Not Publish Research, Publish Inaccurate or Unfavorable Research or Cease Publishing Research About Us, Our Share Price and Trading Volume Could Decline Significantly

The market for our common shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the market price and liquidity for our common shares could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade their opinions about our common shares, publish inaccurate or unfavorable research about us, or cease publishing about us regularly, demand for our common shares could decrease, which might cause our share price and trading volume to decline significantly.

Future Issuances of Debt Securities and/or Equity Securities May Adversely Affect Us, Including the Market Price of Our Common Shares, and May Be Dilutive to Our Existing Shareholders

In the future, we may incur debt and/or issue equity ranking senior to our common shares. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares. Because our decision to issue debt and/or equity in the future will depend, in part, on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common shares and be dilutive to our existing shareholders.

You May Have Difficulty Enforcing Judgments Against Us

We are an international business company incorporated under the laws of the Commonwealth of The Bahamas. A substantial portion of our assets are located outside the United States. As a result, it may be difficult or impossible to:

•	effect service of process within the United States upon us; or

•	enforce, against us, court judgments obtained in U.S. courts, including judgments relating to U.S. federal securities laws.

It is unlikely that Bahamian courts would entertain original actions against Bahamian companies, their directors or officers predicated solely upon U.S. federal securities laws. The Bahamian courts may apply any rule of Bahamian law which is mandatory irrespective of the governing law and may refuse to apply a rule of such governing law of the relevant documents, if it is manifestly incompatible with the public policy of The Bahamas. Furthermore, judgments based upon any civil liability provisions of the U.S. federal securities laws are not directly enforceable in The Bahamas. Rather, a lawsuit must be brought in The Bahamas on any such judgment. The courts of The Bahamas would recognize a U.S. judgment as a valid judgment, and permit the same to provide the basis of a fresh action in The Bahamas and should give a judgment based thereon without there being a re-trial or reconsideration of the merits of the case provided that (i) the courts in the United States had proper jurisdiction under Bahamian conflict of law rules over the parties subject to such judgment, (ii) the judgment is for a debt or definite sum of money other than a sum payable in respect of taxes or charges of a like nature or in respect of a fine or penalty, (iii) the U.S. courts did not contravene the rules of natural justice of The Bahamas, (iv) the judgment was not obtained by fraud on the part of the party in whose favor the judgment was given or of the court pronouncing it, (v) the enforcement of such judgment would not be contrary to the public policy of The Bahamas, (vi) the correct procedures under the laws of The Bahamas are duly complied with, (vii) the judgment is not inconsistent with a prior Bahamian judgment in respect of the same matter and (viii) enforcement proceedings are instituted within six years after the date of such judgment.

Certain Provisions in Our Articles May Limit Shareholders’ Ability to Affect a Change in Management or Control

Our Articles include certain provisions which may have the effect of delaying or preventing a future takeover or change in control of us that shareholders may consider to be in their best interests. Among other things, our Articles provide for a classified Board serving staggered terms of three years, super majority voting requirements with respect to certain significant transactions and restrictions on the acquisition of greater than 9.99% ownership without our Board’s approval. Our equity plans and our officers’ employment agreements provide certain rights to plan participants and those officers, respectively, in the event of a change in control of us. For more information, see “Description of Our Securities” included elsewhere in this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our hotel spas are operated under agreements with the hotel operators or owners, as the case may be, of those venues. Our other facilities, including our warehouses, are leased from the owners of the venues where they are located. Our principal office is located in Nassau, The Bahamas, and we own an office building in Coral Gables, Florida where certain administrative functions are located.

We believe that our existing facilities are adequate for our current and planned levels of operations and that alternative sites are readily available on competitive terms in the event that any of our material leases are not renewed.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are traded on The Nasdaq Capital Market under the symbol “OSW.” As of May 2, 2019, there were approximately 33 holders of our common shares.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

At the closing of the Business Combination, OneSpaWorld became the ultimate parent company of Haymaker and OSW Predecessor. “OSW Predecessor” is comprised of the net assets and operations of (i) the following wholly owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and Steiner Marks Limited, (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC, Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., Steiner Resort Spas (North Carolina), Inc., OSW SoHo LLC, OSW Distribution LLC, Steiner Training Limited, STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited (formerly known as STO Medispa Limited), Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited, The Onboard Spa by Steiner (Shanghai) Co., Ltd., Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C., Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Mandara Spa (Saipan), Inc., Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure, and (iv) the timetospa.com website, owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.).

The following tables contain selected historical financial data for OSW Predecessor as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, derived from the audited combined financial statements of OSW Predecessor included elsewhere in this report. The information below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited combined financial statements of OSW Predecessor, and the notes related thereto, included elsewhere in this report.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenues
Service Revenues	$410,927	$383,686	$362,698
Product Revenues	129,851	122,999	113,586

Total Revenues	540,778	506,685	476,284

Cost of Revenue and Operating Expenses
Cost of Services	352,382	332,360	318,001
Cost of Products	110,793	107,990	106,259
Administrative	9,937	9,222	10,432
Salary and Payroll Taxes	15,624	15,294	14,454
Amortization of Intangible Assets	3,521	3,521	3,521

Total Cost of Revenues and Operating Expenses	492,257	468,387	452,667

Income from Operations	48,521	38,298	23,617

Other Income (Expense), net
Interest Expense	(34,099)	—	—
Interest Income	238	408	340
Other (Expense) / Income	171	(217)	(178)

Total Other Income (Expense), net	(33,690)	191	162

Income Before Provision for Income Taxes	14,831	38,489	23,779
Provision for Income Taxes	1,088	5,263	5,615

Net Income	$13,743	$33,226	$18,164

Adjusted EBITDA	$58,622	$55,902	$51,746
Unlevered After-Tax Free Cash Flow	$52,913	$52,774	$48,020
% Conversion	90.3%	94.4%	92.8%

	As of December 31,
	2018	2017
Balance Sheet Data (At Period End):
Working Capital(1)	$22,419	$17,252
Total Assets	272,659	267,072
Total Liabilities	400,242	41,791
Total Equity (Deficit)	(127,583)	225,281

(1)

We define Adjusted EBITDA as Net Income plus Provision for Income Taxes, Other Income, Non-Controlling Interest, Interest Expense, and Depreciation & Amortization, with adjustments for non-recurring items, related party transactions, contribution from the historical timetospa.com channel, purchase price accounting adjustments relating to the 2015 Transaction (as defined elsewhere herein), discrepancies between cash and booked Provision for Income Taxes and non-cash contract expenses. We define Unlevered After-Tax Free Cash Flow as Adjusted EBITDA minus capital expenditures and cash taxes paid.

The following table reconciles Net Income to Adjusted EBITDA and Unlevered After-Tax Free Cash Flow for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	Year Ended December 31,
	2018	2017	2016
Net Income	$13,743	$33,226	$18,164
Provision for Income Taxes	1,088	5,263	5,615
Other Income	(409)	(191)	(162)
Non-Controlling Interest(a)	(3,857)	(2,109)	(3,261)
Interest Expense	34,099	—	—
Non-GAAP Management Adjustments(b)	—	(1,208)	270
Related Party Adjustments(c)	2,860	9,925	18,953
timetospa.com Adjustments(d)	—	(805)	(1,388)
Depreciation & Amortization	10,055	9,829	12,884
Addback for Non-Cash Prepaid Expenses(e)	1,043	1,972	671

Adjusted EBITDA	$58,622	$55,902	$51,746

Capital Expenditures	(4,983)	(2,683)	(3,081)
Cash Taxes(f)	(726)	(445)	(645)

Unlevered After-Tax Free Cash Flow	$52,913	$52,774	$48,020

% Conversion(g)	90.3%	94.4%	92.8%

(a)	Non-Controlling Interest refers to amounts paid to a joint venture partner of OSW Predecessor.
(b)	Non-GAAP Management Adjustments refers to adjustments for certain one-time income or expenses and reflects timing discrepancies for certain cash income or expense items.
(c)	Related Party Adjustments refers to adjustments to reflect the impact of agreements with related parties for the full periods presented.
(d)

As a result of our planned separation from Steiner Leisure, OSW Predecessor no longer operates timetospa.com as a standalone e-commerce business with focused marketing efforts and paid search advertising, as it had operated the channel through December 31, 2017. timetospa.com is now a post-cruise sales tool where guests may continue their wellness journey after disembarking. This adjustment removes the impact of timetospa.com in the historical financial period due to this change in business model and to assist in comparing such periods with later periods.

(e)	Addback for Non-Cash Prepaid Expenses refers to non-cash expenses incurred in connection with certain contracts.
(f)	Cash Taxes refers to cash taxes paid or payable.
(g)	Unlevered After-Tax Free Cash Flow Conversion is calculated as Adjusted EBITDA less Capital Expenditures and Provision for Income Taxes, divided by Adjusted EBITDA.

(2)	Working capital calculated as current assets less current liabilities, less cash and cash equivalents.

Note Regarding Non-GAAP Financial Information

We believe that these non-GAAP measures, when reviewed in conjunction with GAAP financial measures, and not in isolation or as substitutes for analysis of our results of operations under GAAP, are useful to investors as they are widely used measures of performance and the adjustments we make to these non-GAAP measures provide investors further insight into our profitability and additional perspectives in comparing our performance to other companies and in comparing our performance over time on a consistent basis. Adjusted EBITDA and Unlevered After-Tax Free Cash Flow have limitations as profitability measures in that they do not include total amounts for interest expense on our debt and provision for income taxes, and the effect of our expenditures for capital assets and certain intangible assets. In addition, all of these non-GAAP measures have limitations as profitability measures in that they do not include the impact of certain expenses related to items that are settled in cash. Because of these limitations, the Company relies primarily on its GAAP results.

In the future, we may incur expenses similar to those for which adjustments are made in calculating Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as a basis to infer that our future results will be unaffected by extraordinary, unusual or non-recurring items.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of our audited financial condition and results of operations should be read in conjunction with the information presented in “Selected Historical Financial Information” and our combined financial statements and the notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

The information for the years ended December 31, 2018, 2017 and 2016 are derived from OSW Predecessor’s audited combined financial statements and the notes thereto included elsewhere in this report.

Any reference to “OneSpaWorld” refers to OneSpaWorld Holdings Limited and our consolidated subsidiaries on a forward-looking basis or, as the context requires, to the historical results of OSW Predecessor. Any reference to “OSW Predecessor” refers to the entities comprising the “OneSpaWorld” business prior to the consummation of the Business Combination.

Overview

We are the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Our highly-trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard 163 cruise ships and at 67 destination resorts globally as of December 31, 2018. With over 80% market share in the highly attractive outsourced maritime health and wellness market, we are the market leader at approximately 10x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform as well as decades-long relationships with cruise and destination resort partners. Throughout our history, our mission has been simple—helping guests look and feel their best during and after their stay.

At our core, we are a global services company. We serve a critical role for our cruise line and destination resort partners, operating a highly complex and increasingly important aspect of our cruise line and destination resort partners’ overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations, which in 2018 included nearly 8,000 annual voyages with visits to over 1,100 ports of call around the world. We have consistently expanded our onboard offerings with innovative and leading-edge service and product introductions, and developed the powerful back-end recruiting, training and logistics platforms to manage our operational complexity, maintain our industry-leading quality standards, and maximize revenue per center. The combination of our renowned recruiting and training platform, deep labor pool, global logistics and supply chain infrastructure and proven revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate.

Matters Affecting Comparability

Supply Agreement

We purchase beauty products for resale from an entity (the “Supplier Entity”) that was, during the periods presented, a wholly-owned subsidiary of Steiner Leisure. OSW Predecessor and the Supplier Entity entered into an agreement, effective as of January 1, 2017 (subsequently amended in 2018), which established the prices at which beauty products will be purchased by us from the Supplier Entity for a term of 10 years (the “Supply Agreement”). The Supply Agreement has had a positive impact on our business as it has reduced the cost of products for retail goods and has lowered the cost of products used in services. The prices of beauty products purchased by OSW Predecessor from the Supplier Entity prior to 2017 were not comparable to those set forth under the Supply Agreement and applicable to future periods. As a result, our operations and financial condition in periods prior to January 1, 2017 differ materially from those ended after that date.

The Supply Agreement was effective as of January 1, 2017, however, existing inventories of products purchased prior to the effectiveness of the Supply Agreement were not fully depleted until the end of the third quarter of 2017. Beginning October 1, 2017, the cost of products used in services and cost of products reflect the actual pricing under the Supply Agreement because, at that time, all inventory on hand was purchased under the terms of the Supply Agreement.

In order to quantify the impact of the Supply Agreement on the comparability of our financial statements between periods, the following table sets forth the decrease in cost of products used in services and cost of products that would have been reflected in the financial statements of us for the periods presented if all inventory on hand during such periods was purchased under the terms of the Supply Agreement (i.e., as if no existing inventories of products purchased prior to the effectiveness of the Supply Agreement were sold during the periods presented):

(in thousands)	2018	2017	2016
Decrease in Cost of Products Used in Services	$—	$4,170	$7,824
Decrease in Cost of Products	—	5,214	10,589

Total	$—	$9,384	$18,413

In order to further quantify the impact of the Supply Agreement on the comparability of our financial statements between periods, the following table sets forth the increase in cost of products used in services and cost of products that would have been reflected in the financial statements of us for the periods presented if all inventory on hand during such periods was purchased prior to the effectiveness of the Supply Agreement:

	For the Year Ended December 31,
	2018	2017
Increase in Cost of Products Used in Services	$8,886	$3,282
Increase in Cost of Products	13,844	5,897

Total	$22,730	$9,179

timetospa.com Business Model

As a result of our planned separation from Steiner Leisure, we are no longer operating timetospa.com as a standalone e-commerce business with focused marketing efforts and paid search advertising through December 31, 2017. timetospa.com is now a post-cruise sales tool where guests may continue their wellness journey after disembarking. Revenue and net income in the years ended December 31, 2017 and 2016 are not directly comparable to revenue and net income in the year ended December 31, 2018 due to this change in the timetospa.com business model.

Key Performance Indicators

In assessing the performance of our business, we consider several key performance indicators used by management. These key indicators include:

•	Ship Count. The number of ships, both on average during the period and at period end, on which we operate health and wellness centers. This is a key metric that impacts revenue and profitability.

•

Average Weekly Revenue Per Ship. A key indicator of productivity per ship. Revenue per ship can be affected by the various sizes of health and wellness centers and categories of ships on which we serve.

•

Average Revenue Per Shipboard Staff Per Day. We utilize this performance metric to assist in determining the productivity of our onboard staff, which we believe is a critical element of our operations.

•

Destination Resort Count. The number of destination resorts, both on average during the period and at period end, on which we operate the health and wellness centers. This is a key metric that impacts revenue and profitability.

•

Average Weekly Revenue Per Destination Resort Health and Wellness Center. A key indicator of productivity per destination resort health and wellness center. Revenue per destination resort health and wellness center in a period can be affected by the mix of North American and Asian centers for such period because North American centers are typically larger and produce substantially more revenues per center than Asian centers. Additionally, average weekly revenue can also be negatively impacted by renovations of our destination resort health and wellness centers. The following table sets forth the above key performance indicators for the periods presented:

	As of and for the Year Ended December 31,
	2018	2017	2016
Average Ship Count	156.7	154.0	151.0
Period End Ship Count	163	157	156
Average Weekly Revenue Per Ship	$60,421	$56,999	$53,741
Average Revenue Per Shipboard Staff Per Day	$474	$446	$427
Average Resort Count	61.9	51.6	48.1
Period End Resort Count	67	54	50
Average Weekly Revenue Per Resort	$13,927	$16,400	$18,765

Key Financial Definitions

Revenues. Revenues consist primarily of sales of services and sales of products to cruise ship passengers and destination resort guests. The following is a brief description of the components of our revenues:

•

Service revenues. Service revenues consist primarily of sales of health and wellness services, including a full range of massage treatments, facial treatments, nutritional/weight management consultations, teeth whitening, mindfulness services and medi-spa services to cruise ship passengers and destination resort guests. We bill our services at rates which inherently include an immaterial charge for products used in the rendering of such services, if applicable.

•

Product revenues. Product revenues consist primarily of sales of health and wellness products, such as facial skincare, body care, orthotics and detox supplements to cruise ship passengers, destination resort guests and timetospa.com customers.

Cost of services. Cost of services consists primarily of an allocable portion of payments to cruise lines (which are derived as a percentage of service revenues or a minimum annual rent or a combination of both), an allocable portion of wages paid to shipboard employees, an allocable portion of staff-related shipboard expenses, costs related to recruitment and training of shipboard employees, wages paid directly to destination resort employees, payments to destination resort venue owners, the allocable cost of products consumed in the rendering of a service and health and wellness center depreciation. Cost of services has historically been highly variable; increases and decreases in cost of services are primarily attributable to a corresponding increase or decrease in service revenues. Cost of services has tended to remain consistent as a percentage of service revenues.

Cost of products. Cost of products consists primarily of the cost of products sold through our various methods of distribution, an allocable portion of wages paid to shipboard employees and an allocable portion of payments to cruise lines and destination resort partners (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both). Cost of products has historically been highly variable, increases and decreases in cost of products are primarily attributable to a corresponding increase or decrease in product revenues. Cost of products has tended to remain consistent as a percentage of product revenues.

Administrative. Administrative expenses are comprised of expenses associated with corporate and administrative functions that support our business, including fees for professional services, insurance, headquarter rent and other general corporate expenses. We expect administrative expenses to increase due to additional legal, accounting, insurance and other expenses related to becoming a public company.

Salary and payroll taxes. Salary and payroll taxes are comprised of employee expenses associated with corporate and administrative functions that support our business, including fees for employee salaries, bonuses, payroll taxes, pension/401K and other employee costs.

Amortization of intangible assets. Amortization of intangible assets are comprised of the amortization of intangible assets with definite useful lives (e.g. customer contracts, trade names, long-term leases) and amortization expenses associated with the 2015 Transaction.

Other income (expense), net. Other income (expense) consists of royalty income, interest income, interest expense and minority interest expense.

Provision for income taxes. Provision for income taxes includes current and deferred federal income tax expenses, as well as state and local income taxes. See “—Critical Accounting Policies—Income Taxes” included elsewhere in this Annual Report on Form 10-K.

Net income. Net income consists of income from operations less other income (expense) and provision for income taxes.

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, but not limited to:

•

The number of ships and destination resorts in which we operate health and wellness centers. Revenue is impacted by net new ship growth and the increase in the number of destination resort health and wellness centers in each period.

•

The size and offerings of new health and wellness centers. We have focused our attention on the innovation and provision of higher value added and price point services such as medi-spa and advanced facial techniques, which require treatment rooms equipped with specific equipment and staff trained to perform these services. As our cruise line partners continue to invest in new ships with enhanced health and wellness centers that allows for more advanced treatment rooms and larger staff sizes, we are able to increase the availability of these services, driving an overall shift towards a more attractive service mix.

•

Expansion of value-added services and products across modalities in existing health and wellness centers. We continue to expand our higher value added and price point offerings in existing health and wellness centers, including introducing premium medi-spa services, resulting in higher guest spending.

•

The mix of ship count across contemporary, premium, luxury and budget categories. Revenue generated per shipboard health and wellness center differs across contemporary, premium, luxury and budget ship categories due to the size of the health and wellness centers, services offered, guest demographics and guest spending patterns.

•

The mix of cruise geography and itinerary. Revenue generated per shipboard health and wellness center is influenced by each cruise itinerary including the number of sea versus port days, which impacts center utilization, as well as the geographic sailing region which may impact offerings of services and products to best address guest preferences.

•

Collaboration with cruise line partners including targeted marketing and promotion initiatives as well as implementation of proprietary technologies to increase center utilization via pre-booking and pre-payment. We are now directly marketing and distributing promotions to onboard passengers as a result of enhanced collaboration with select cruise line partners. We have also begun to implement proprietary pre-booking and pre-payment technology platforms that interface with our cruise line partners’ pre-cruise planning systems. These areas of increased collaboration with cruise line partners are resulting in higher revenue generation across our health and wellness centers.

•

The impact of weather. Our health and wellness centers onboard cruise ships and in select destination resorts may be negatively affected by hurricanes. The negative impact of hurricanes is highest during peak hurricane season from August to October.

The effect of each of these factors on our revenues and financial performance varies from period to period. Results of Operations

Comparison of Results for the Years Ended December 31, 2018 (audited) and December 31, 2017 (audited)

	Year Ended December 31,
		% of		% of
		Total		Total	Change
($ in thousands)	2018	Revenue	2017	Revenue	$	%
Revenues
Service Revenues	$410,927	76.0%	$383,686	75.7%	$27,241	7.1%
Product Revenues	129,851	24.0%	122,999	24.3%	6,852	5.6%

Total Revenues	540,778	100.0%	506,685	100.0%	34,093	6.7%

Cost of Revenues and Operating Expenses
Cost of Services	352,382	65.2%	332,360	65.6%	20,022	6.0%
Cost of Products	110,793	20.5%	107,990	21.3%	2,803	2.6%
Administrative	9,937	1.8%	9,222	1.8%	715	7.8%
Salary and Payroll Taxes	15,624	2.9%	15,294	3.0%	330	2.2%
Amortization of Intangible Assets	3,521	0.7%	3,521	0.7%	0	0.0%

Total Cost of Revenues and Operating Expenses	492,257	91.0%	468,387	92.4%	23,870	5.1%

Income from Operations	48,521	9.0%	38,298	7.6%	10,223	26.7%

Other Income (Expense), net
Interest Expense	(34,099)	6.3%	0	0.0%	(34,099)	NM
Interest Income	238	0.0%	408	0.1%	(170)	(41.4%)
Other (Expense)/Income	171	0.0%	(217)	0.0%	388	NM

Total Other Income, net	(33,690)	6.2%	191	0.0%	(33,881)	NM

Income Before Provision for Income Taxes	14,831	2.7%	38,489	7.6%	(23,658)	(61.5%)
Provision for Income Taxes	1,088	0.2%	5,263	1.0%	(4,175)	(79.3%)

Net Income	$13,743	2.5%	$33,226	6.6%	$(19,483)	(58.6%)

Revenues. Revenues increased approximately 6.7%, or $34.1 million, to $540.8 million in 2018, from $506.7 million in 2017. The increase was driven by six incremental net new shipboard health and wellness centers added to the fleet, 14 incremental net new destination resort health and wellness centers opened, a continued trend towards larger and enhanced shipboard health and wellness centers as well as increased guest spending on higher-priced services, product innovation and improved collaboration with partners such as the continued rollout of new direct marketing initiatives onboard. The revenue increase was offset by one-time changes in the business model for the timetospa.com website.

For the year ended December 31, 2018, the 20 incremental net new health and wellness centers contributed $20.1 million, the increase in average price of services and products sold contributed $15.3 million and the increase in the volume of services sold at existing health and wellness centers contributed $1.0 million in increased revenue, respectively, offset by a decrease of $2.2 million due to the change in the timetospa.com website business model. The revenue growth over this time period was relatively proportional between service and product revenues:

•	Service revenues. Service revenues increased approximately 7.1%, or $27.2 million, to $410.9 million in 2018, from $383.7 million in 2017.

•	Product revenues. Product revenues increased approximately 5.6%, or $6.9 million, to $129.9 million in 2018, from $123.0 million in 2017.

The productivity of shipboard health and wellness centers increased for 2018 compared to 2017 as evidenced by an increase in both average weekly revenues and revenues per shipboard staff per day. Average weekly revenues increased by 6.0% to $60,421 in 2018, from $56,999 in 2017, and revenues per shipboard staff per day increased by 6.3% over the same time period. We had an average of 2,852 shipboard staff members in service in 2018 compared to an average of 2,809 shipboard staff members in service in 2017. The productivity of destination resort health and wellness centers, measured by average weekly revenues, decreased 12.9% to $13,927 in 2018, from $16,400 in 2017. The decrease in productivity was primarily driven by one large destination resort health and wellness center being under renovation as well as the addition of smaller health and wellness centers in Asia that generate lower revenue and the closure of a large health and wellness center in Las Vegas.

Cost of services. Cost of services increased $20.0 million in 2018 compared to 2017. The increase was primarily attributable to an increase in service revenues which accounted for an increase of $23.6 million, offset by the effect of reduced costs under the Supply Agreement which decreased cost of services by $4.2 million. Cost of services as a percentage of service revenues decreased to 85.8% in 2018, from 86.6% in 2017. The decrease was primarily attributable to the effect of the Supply Agreement.

Cost of products. Cost of products increased $2.8 million in 2018 compared to 2017. The increase was primarily attributable to an increase in product revenues which accounted for an increase of $6.1 million and an increase in payments to cruise and destination resort partners of $3.0 million, offset by the effect of the Supply Agreement which decreased cost of products by $5.2 million. Cost of products as a percentage of product revenues decreased to 85.3% in 2018, from 87.8% in 2017. The decrease was attributable to the effect of reduced costs under the Supply Agreement.

Administrative. Administrative expenses increased $0.7 million in 2018 compared to 2017. The increase in administrative expenses was driven primarily by expenses incurred in connection with the Business Combination.

Salary and payroll taxes. Salary and payroll taxes increased $0.3 million in 2018 compared to 2017. The increase was primarily related to additional merit-based compensation.

Amortization of intangible assets. Amortization of intangible assets remained flat at $3.5 million in 2018 and 2017.

Other income (expense), net. Other income (expense), net decreased $33.9 million in 2018 compared to 2017. This decrease was primarily attributable to an increase in interest expense related to internal restructuring, which resulted in debt previously held at the parent level being assigned to us in anticipation of the Business Combination.

Provision for income taxes. Provision for income taxes decreased $4.2 million in 2018 compared to 2017. This decrease was primarily due to a favorable impact of the Act which resulted in a lower U.S. federal tax rate effective January 1, 2018. Cash taxes as a percentage of income before provision for income taxes for the years ended December 31, 2018 and 2017 were 4.9% and 1.2%, respectively.

Net income. Net income was $13.7 million in 2018 compared to net income of $33.2 million in 2017. This decrease in net income was due to all of the factors described above.

Comparison of Results for the Years Ended December 31, 2017 (audited) and December 31, 2016 (audited)

	Year Ended December 31,
		% of		% of
		Total		Total	Change
($ in thousands)	2017	Revenue	2016	Revenue	$	%
Revenues
Service Revenues	$383,686	75.7%	$362,698	76.2%	$20,988	5.8%
Product Revenues	122,999	24.3%	113,586	23.9%	9,413	8.3%

Total Revenues	506,685	100.0%	476,284	100.0%	30,401	6.4%

Cost of Revenues and Operating Expenses
Cost of Services	332,360	65.6%	318,001	66.8%	14,359	4.5%
Cost of Products	107,990	21.3%	106,259	22.3%	1,731	1.6%
Administrative	9,222	1.8%	10,432	2.2%	(1,210)	(11.6%)
Salary and Payroll Taxes	15,294	3.0%	14,454	3.0%	840	5.8%
Amortization of Intangible Assets	3,521	0.7%	3,521	0.7%	0	0.0%

Total Cost of Revenues and Operating Expenses	468,387	92.4%	452,667	95.0%	15,720	3.5%

Income from Operations	38,298	7.6%	23,617	5.0%	14,681	62.2%

Other Income (Expense), net
Interest Income	408	0.1%	340	0.1%	68	20.0%
Other (Expense)/Income	(217)	0.0%	(178)	0.0%	(39)	21.9%

Total Other Income, net	191	0.0%	162	0.0%	29	17.9%

Income Before Provision for Income Taxes	38,489	7.6%	23,779	5.0%	14,710	61.9%
Provision for Income Taxes	5,263	1.0%	5,615	1.2%	(352)	(6.3%)

Net Income	$33,226	6.6%	$18,164	3.8%	$15,062	82.9%

Revenues. Revenues increased approximately 6.4%, or $30.4 million, to $506.7 million in 2017, from $476.3 million in 2016. The increase was driven by one incremental net new shipboard health and wellness center added to the fleet, four net new destination health and wellness resort centers opened, a continued trend towards larger and enhanced health and wellness centers, as well as increased guest spending on higher-priced services, product innovation and improved collaboration with partners, such as continued rollout of new direct marketing initiatives onboard.

For the year ended December 31, 2017, the five incremental net new health and wellness centers contributed $5.7 million, the increase in average price of services and products sold contributed $12.6 million and the increase in the volume of services sold at existing health and wellness centers contributed $12.0 million in increased revenue. The revenue growth over this time period was driven more from products than services:

•	Service revenues. Service revenues increased approximately 5.8%, or $21.0 million, to $383.7 million in 2017, from $362.7 million in 2016.

•	Product revenues. Product revenues increased approximately 8.3%, or $9.4 million, to $123.0 million in 2017, from $113.6 million in 2016.

The productivity of shipboard health and wellness centers increased for 2017 compared to 2016, as evidenced by an increase in both average weekly revenues and revenues per shipboard staff per day. Average weekly revenues increased by 6.1% to $56,999 in 2017, from $53,741 in 2016, and revenues per shipboard staff per day increased by 4.3% over the same time period. We had an average of 2,809 shipboard staff members in service in 2017 compared to an average of 2,708 shipboard staff members in service in 2016.

The productivity of destination resort health and wellness centers, measured by average weekly revenues, decreased 12.6% to $16,400 in 2017, from $18,765 in 2016. The decrease in productivity was primarily driven by one large destination resort health and wellness center being under renovation, the addition of smaller health and wellness centers in Asia that generate lower revenue and the impact of hurricanes in 2017.

Cost of services. Cost of services increased $14.4 million in 2017 compared to 2016. The increase was primarily attributable to an increase in service revenues which accounted for an increase of $18.4 million, offset by the effect of reduced costs under the Supply Agreement which decreased cost of services by $3.6 million. Cost of services as a percentage of service revenues decreased to 86.6% in 2017, from 87.7% in 2016. The decrease was primarily attributable to the effect of reduced costs under the Supply Agreement and an increase in higher margin services.

Cost of products. Cost of products increased $1.7 million in 2017 compared to 2016. The increase was primarily attributable to an increase in product revenues which accounted for an increase of $7.1 million, offset by the effect of reduced costs under the Supply Agreement which decreased cost of products by $5.4 million. Cost of products as a percentage of product revenues decreased to 87.8% in 2017, from 93.5% in 2016. The decrease was attributable to the effect of reduced costs under the Supply Agreement.

Administrative. Administrative expenses decreased $1.2 million in 2017 compared to 2016. The decrease in administrative expenses was driven partially by a continued decrease in corporate marketing expenses and corporate overhead related to the timetospa.com business.

Salary and payroll taxes. Salary and payroll taxes increased $0.8 million in 2017 compared to 2016. The increase in salary and payroll taxes was driven primarily by additional merit-based compensation and headcount additions to support growth in the business.

Amortization of intangible assets. Amortization of intangible assets remained flat at $3.5 million in 2017 and 2016.

Other income (expense), net. Other income (expense), net remained flat at income of $0.2 million in 2017 and 2016.

Provision for income taxes. Provision for income taxes decreased $0.4 million in 2017 compared to 2016, driven primarily by the reevaluation of deferred tax assets in 2017 in connection with a decrease in the U.S. federal tax rate, offset by the effect of a reduction in tax reserves related to an examination by a foreign taxing authority of dividends paid by a wholly-owned subsidiary of Steiner Leisure. Cash taxes as a percentage of income before provision for income taxes for the years ended December 31, 2017 and 2016 was 1.2% and 2.7%, respectively.

Net income. Net income was $33.2 million in 2017 compared to net income of $18.2 million in 2016. This increase in net income was due to all of the factors described above.

Liquidity and Capital Resources

Overview

We have historically funded our operations with cash flow from operations, except with respect to certain expenses and operating costs that had been paid by Steiner Leisure on our behalf, and, when needed, with borrowings under our credit facility. Steiner Leisure has paid on our behalf expenses associated with the allocation of Parent corporate overhead and costs associated with the purchase of products from related parties and forgiven by Steiner Leisure. Historical operating cash flows exclude OSW Predecessor’s expenses and operating costs paid by Steiner Leisure on behalf of us. Consequently, our combined historical cash flows may not be indicative of cash flows had we been a separate stand-alone entity, or of our future cash flows.

Our principal uses for liquidity have been distributions to Steiner Leisure, debt service and working capital. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur as a public company for at least the next 12 months.

Cash Flows

The following table shows summary cash flow information for the years ended December 31, 2018, 2017 and 2016 (audited).

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net Income	$13,743	$33,226	$18,164
Depreciation & Amortization	10,055	9,829	12,884
Amortization of Deferred Financing Costs	1,243	—	—
Provision for Doubtful Accounts	18	18	18
Allocation of Parent Corporate Overhead(1)	11,731	11,666	11,250
Deferred Income Taxes	(1)	3,350	(472)
Change in Working Capital(1)	(4,402)	12,029	34,807

Cash Flow from Operating Activities(1)	32,387	70,118	76,651

Capital Expenditures	(4,983)	(2,683)	(3,081)
Note Receivable from Parent	—	—	(5,446)

Cash Flow Used in Investing Activities	(4,983)	(2,683)	(8,527)

Net Distributions to Parent(1)	(15,690)	(60,893)	(70,348)
Distribution to NCI	(4,867)	(4,606)	(1,159)

Cash Flow Used in Financing Activities(1)	(20,557)	(65,499)	(71,507)

Effect of Exchange Rates	(216)	124	(480)

Net Increase (Decrease) in Cash and Cash Equivalents	$6,631	$2,060	$(3,863)

(1)

Allocation of Parent Corporate Overhead was paid by Steiner Leisure on our behalf. Additionally, Change in Working Capital was benefited by costs associated with the purchase of inventory from related parties and forgiven by Steiner Leisure, which were reported as a non-cash reduction to accounts payable-related parties of $0, $0 and $32,987, for the years ended December 31, 2018, 2017 and 2016, respectively. The amounts related to the allocation of Parent corporate overhead and costs associated with the purchase of products from related parties and forgiven by Steiner Leisure were considered non-cash contributions and enabled us to make increased cash distributions to Steiner Leisure, which are classified in financing cash outflows.

Comparison of Results for the Years Ended December 31, 2018 (audited) and December 31, 2017 (audited)

Operating activities. Our net cash provided by operating activities decreased $37.7 million to $32.4 million in 2018, from $70.1 million in 2017. This decrease was due primarily to an unfavorable change in operating assets and liabilities, as well as a lower net income. The unfavorable change in operating assets and liabilities was largely driven by a change in the payment terms, the effect of reduced costs under the Supply Agreement and the depletion of existing inventories of products purchased prior to the effectiveness of the Supply Agreement of $9.4 million in 2017. The unfavorable change in net income was primarily due to interest expense of $34.1 million in 2018 related to an internal restructuring, which resulted in debt previously held at the parent level being assigned to us in anticipation of the Business Combination.

Investing activities. Our net cash used by investing activities increased $2.3 million to $5.0 million in 2018, from $2.7 million in 2017. This increase was largely driven by the renovation of a destination resort health and wellness center.

Financing activities. Our net cash used by financing activities decreased $44.9 million to $20.6 million in 2018, from $65.5 million in 2017. This decrease was largely due to a decrease in distributions to Steiner Leisure and its affiliates.

Comparison of Results for the Years Ended December 31, 2017 (audited) and December 31, 2016 (audited)

Operating activities. Our net cash provided by operating activities decreased $6.5 million to $70.1 million in 2017, from $76.7 million in 2016. This decrease was due primarily to an unfavorable change in operating assets and liabilities, partially offset by higher net income. The unfavorable change in operating assets and liabilities was largely driven by a change in the payment terms, the effect of reduced costs under the Supply Agreement and the depletion of existing inventories of products purchased prior to the effectiveness of the Supply Agreement of $9.4 million in 2017. The increase in net income was due to the reasons described above under “—Results of Operations—Comparison of Results for the Years Ended December 31, 2017 (audited) and December 31, 2016 (audited).”

Investing activities. Our net cash used by investing activities decreased $5.8 million to $2.7 million in 2017, from $8.5 million in 2016. This decrease was due to a loan from us to a wholly-owned subsidiary of Steiner Leisure for €5.0 million in 2016.

Financing activities. Our net cash used by financing activities decreased $6.0 million to $65.5 million in 2017, from $71.5 million in 2016. This decrease was due to distributions to Steiner Leisure and its affiliates.

Seasonality

A significant portion of our revenues are generated onboard cruise ships. Certain cruise lines, and, as a result, we have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields for us. Further, cruises and destination resort health and wellness centers have been negatively affected by the frequency and intensity of hurricanes. The negative impact of hurricanes is highest during peak hurricane season from August to October.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements described below, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes certain of our obligations as of December 31, 2018 and the estimated timing and effect that such obligations are expected to have on liquidity and cash flows in future periods (in millions):

	Payment due by period
	Total	2019	2020-2021	2022-2023	Thereafter
Cruise Line Agreements(1)(3)	$130,677	$122,677	$8,000	$—	$—
Operating Leases(2)(3)	23,444	3,443	5,341	4,397	10,263

Total	$154,121	$126,120	$13,341	$4,397	$10,263

(1)

Cruise Line Agreements. A large portion of our revenues are generated on cruise ships. We have entered into agreements of varying terms with the cruise lines under which services and products are paid for by cruise passengers. These agreements provide for us to pay the cruise line commissions for use of their shipboard facilities, as well as fees for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount, or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount, while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. We recognize all expenses related to cruise line commissions, minimum arrears payment, and staff shipboard meals and accommodations, generally, as they are incurred and include such expenses in cost of revenues in the accompanying combined statements of income. For cruises in process at period end, an accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner.
(2)

Operating Leases. We lease office and warehouse space, as well as office equipment and automobiles, under operating leases. We also make certain payments to the owners of the destination resorts where destination resort health and wellness centers are located. Destination resort health and wellness centers generally require rent based on a percentage of revenues. In addition, as part of the rental arrangements for some of the destination resort health and wellness centers, we are required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. Rental expense incurred under operating leases for the years ended December 31, 2018, 2017 and 2016 were $9.5 million, $8.8 million and $9.5 million, respectively.

(3)

The amounts presented represent minimum annual commitments under our cruise line agreements and operating lease obligations. Certain minimum annual commitments, if any, are not currently determinable for fiscal years other than 2019.

Critical Accounting Policies

General. Our combined financial statements include the accounts of the wholly-owned direct and indirect subsidiaries of Steiner Leisure listed in Note 1 and include the accounts of a company partially owned by OneSpaWorld Medispa (Bahamas) Limited, in which OneSpaWorld (Bahamas) Limited (100% owner of OneSpaWorld Medispa (Bahamas) Limited) has a controlling interest. The combined financial statements also include the accounts and results of operations associated with the timetospa.com website owned by Elemis USA, Inc. Our combined financial statements do not represent the financial position and results of operations of a legal entity but rather a combination of entities under our common control that have been “carved out” of Steiner Leisure’s consolidated financial statements and reflect significant assumptions and allocations. All significant intercompany transactions and balances have been eliminated in combination.

Our combined financial statements include the assets, liabilities, revenues and expenses specifically related to our operations. We receive services and support from various functions performed by Steiner Leisure and costs associated with these functions have been allocated to us. These allocations are necessary to reflect all of the costs of doing business and include costs related to certain Steiner Leisure corporate functions including, but not limited to, senior management, legal, human resources, finance, IT and other shared services that have been allocated to us based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis determined by an estimate of the percentage of time Steiner Leisure employees devoted to us, as compared to total time available or by the headcount of employees at Steiner Leisure’s corporate headquarters that are fully dedicated to our entities in relation to the total employee headcount. These allocated costs are reflected in salary and payroll taxes and administrative expenses in the combined statements of income.

Management considers these allocations to be a reasonable reflection of the utilization of services by or benefit provided to us. However, the allocations may not be indicative of the actual expenses that would have been incurred had we operated as an independent, stand-alone entity.

We believe the assumptions and allocations underlying the accompanying combined financial statements and notes to the combined financial statements are reasonable, appropriate and consistently applied for the periods presented. We believe the combined financial statements reflect all costs of doing business.

Our combined financial statements have been prepared in conformity with GAAP.

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. This discussion is not intended to be a comprehensive description of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please see Note 2 in the Notes to the Combined Financial Statements. Note that our preparation of our combined financial statements included in this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will be consistent with those estimates.

Cost of revenues includes:

•

Cost of services. Cost of services consists primarily of the cost of product consumed in the rendering of a service, an allocable portion of wages paid to shipboard employees, an allocable portion of payments to cruise lines (which are derived as a percentage of service revenues or a minimum annual rent or a combination of both), an allocable portion of staff-related shipboard expenses, costs related to recruitment and training of shipboard employees, wages paid directly to destination resort employees, payments to destination resort venue owners, and health and wellness facility depreciation.

•

Cost of products. Cost of products consists primarily of the cost of products sold through our various methods of distribution, an allocable portion of wages paid to shipboard employees, an allocable portion of payments to cruise lines and destination resort partners (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both).

Cost of revenues may be affected by, among other things, sales mix, production levels, exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs and increases in fuel costs. Certain cruise line and destination resort health and wellness center agreements provide for increases in the percentages of services and products revenues and/or, as the case may be, the amount of minimum annual payments over the terms of those agreements. These payments may also be increased under new agreements with cruise lines and destination resort health and wellness center owners that replace expiring agreements.

Cost of products includes the cost of products sold through various methods of distribution.

Operating expenses include administrative expenses, salaries and payroll taxes. In addition, operating expenses include amortization of certain intangibles relating to acquisitions.

Revenue Recognition. We recognize revenues earned as services are provided and as products are sold. All taxable revenue transactions are presented on a net-of tax basis. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of “breakage” (non-redemption of a gift certificate after a specified period of time). We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed. We use the redemption recognition method for recognizing breakage related to certain gift certificates for which it has sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. Breakage is recognized only if OSW Predecessor determines that it does not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. OSW Predecessor determines the gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to estimate redemption patterns.

Long-Lived Assets. OSW Predecessor reviews long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When estimating future cash flows, OSW Predecessor considers:

•	only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group;

•	potential events and changes in circumstance affecting key estimates and assumptions; and

•	the existing service potential of the asset (asset group) at the date tested.

If an asset (asset group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset (asset group) exceeds our fair value. When determining the fair value of the asset (asset group), we consider the highest and best use of the assets from a market-participant perspective. The fair value measurement is generally determined through the use of independent third-party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects assumptions of what market participants would utilize to price the asset (asset group).

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be abandoned, or from which no further benefit is expected, are written down to zero at the time that the determination is made and the assets are removed entirely from service.

Income Taxes. Our U.S. entities, other than those that are domiciled in U.S. territories, file their U.S. tax return as part of a consolidated tax filing group, while our entities that are domiciled in U.S. territories file specific returns. In addition, our foreign entities file income tax returns in their respective countries of incorporation, where required. For the purposes of our combined financial statements included in this Annual Report on Form 10-K, we account for income taxes under the separate return method of accounting. This method requires the allocation of current and deferred taxes to us as if it were a separate taxpayer. Under this method, the resulting portion of current income taxes payable that is not actually owed to the tax authorities is written-off through equity.

Taxes payable in the combined balance sheets, as of December 31, 2018 and 2017 reflects current income tax amounts actually owed to the tax authorities, as of those dates, as well as the accrual for uncertain tax positions. The write-off of current income taxes payable not actually owed to the tax authorities is included in net Parent investment in the accompanying combined balance sheets, as of December 31, 2018 and 2017. Deferred income taxes are recognized based upon the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax assets will not be realized. The majority of our income is generated outside of the United States.

We believe a large percentage of our shipboard service income is foreign-source income, not effectively connected to a business we conduct in the United States and, therefore, not subject to U.S. income taxation.

We recognize interest and penalties within the provision for income taxes in the combined statements of income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis, which is more than 50% likely of being realized upon ultimate settlement.

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2018 that are of significance, or potential significance, to us based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In May 2014, the FASB issued ASU 2014-09. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry specific guidance throughout the Industry Topics of the ASC. Additionally, ASU 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts.

In periods subsequent to the initial issuance of this ASU, the FASB has issued additional ASU’s clarifying items within Topic 606, as follows:

•

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The amendments in ASU 2016-08 serve to clarify the implementation guidance on principal versus agent considerations.

•

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance (while retaining the related principles for those areas).

•

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). The purpose of ASU 2016-12 is to address certain issues identified to improve Topic 606 by enhancing guidance on assessing collectability, presentation of sales taxes and other similar taxes collected from customers, noncash consideration and completed contracts and contract modifications at transition.

The FASB issued updates ASU 2016-08, ASU 2016-10 and ASU 2016-12 to provide guidance to improve the operability and understandability of the implementation guidance included in ASU 2014-09. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective date and transition requirements of ASU 2015-14, which defers the effective date and transition of ASU 2014-09 annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt this standard, other related revenue standard clarifications and technical guidance effective for the annual period ending December 31, 2019 and quarterly periods beginning January 1, 2020. The Company has elected the modified retrospective transition approach. Under this method, the standard will be applied only to the most current period presented and the cumulative effect of applying the standard will be recognized at the date of initial application. The Company is progressing through our implementation plan and is continuing to evaluate the impact of the standard on our processes, accounting systems, controls and financial disclosures. The Company is not able to determine at this time if the adoption of this guidance will have a material impact on the Company’s combined financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update requires lessees to recognize for all leases with a term of 12 months or more at the commencement date: (a) a lease liability or a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset or a lessee’s right to use or control the use of a specified asset for the lease term. Under the update, lessor accounting remains largely unchanged. The update requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements and do not require any transition accounting for leases that expire before the earliest comparative period presented. The update is effective retrospectively for annual periods beginning after December 15, 2019, and interim periods beginning after December 15, 2020, with early adoption permitted. We are not able to determine at this time if the adoption of this guidance will have a material impact on our combined financial statements.

In March 2016, the FASB issued ASU 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-04 requires entities that sell certain prepaid stored-value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage (i.e., the value that is ultimately not redeemed by the consumer). This guidance is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. Entities can use either a full retrospective approach, meaning they would apply the guidance to all periods presented, or a modified retrospective approach, meaning they would apply it only to the most current period presented with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the methods and impact of adopting this new guidance on our combined financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This ASU amends the Board’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit losses model) that is based on an expected losses model rather than an incurred losses model. Under the new guidance, an entity recognizes as an allowance our estimate of expected credit losses. The ASU is also intended to reduce the complexity of GAAP by decreasing the number of impairment models that entities use to account for debt instruments. The update is effective for fiscal years beginning after December 15, 2020. We are currently assessing the future impact the adoption of this guidance will have on our combined financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under existing guidance. The update is effective for annual periods beginning after December 15, 2018. The amendments should be applied using a retrospective transition method to each period presented. We do not anticipate the adoption of this guidance will have a material impact on our combined financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). This ASU was issued as part of the Board’s initiative to reduce complexity in accounting standards. This ASU eliminates an exception in ASC 740, which prohibits the immediate recognition of income tax consequences of intra-entity asset transfers other than inventory. Under ASU 2016-16, entities will be required to recognize the immediate current and deferred income tax effects of intra-entity asset transfers, which often involve a subsidiary of a company transferring intellectual property to another subsidiary. The new guidance will be effective for annual periods beginning after December 15, 2018. This ASU’s amendments should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. We do not anticipate the adoption of this guidance will have a material impact on our combined financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update is effective for annual periods beginning after December 15, 2018. We do not anticipate the adoption of this guidance will have a material impact on our combined financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by clarifying the definition of a business. The definition of a business affects many areas of accounting including acquisition, disposals, goodwill and consolidation. The update is effective for annual periods beginning after December 31, 2018. The amendments in this update should be applied prospectively on or after the effective date. We do not anticipate the adoption of this guidance will have a material impact on our combined financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Previously, in computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of our assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform our annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with our carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The new guidance is effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the future impact the adoption of this guidance will have on our combined financial statements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent. Such a slowdown has adversely affected our results of operations and financial condition in certain prior years. Recurrence of the more severe aspects of the recent adverse economic conditions, as well as periods of fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Weakness in the U.S. dollar compared to the U.K. pound sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

U.S. Tax Reform

On December 22, 2017, the U.S. enacted significant changes to tax law following the passage and signing of TCJA. The Company has completed the analysis of the tax accounting implications of the TCJA during the year ended December 31, 2018 in accordance with the terms of SEC Staff Bulletin 118. The Company did not record any adjustments in the year ended December 31, 2018 to provisional amounts that were material to our combined financial statements.

Quantitative and Qualitative Disclosures of Market Risks

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Concentration of credit risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2018, 2017 and 2016, we had three cruise companies that represented greater than 10% of accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience, and generally, an account receivable balance is written off once it is determined to be uncollectible. We review the historical collection experience and consider other facts and circumstances and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from historic collection experience, we would make a corresponding adjustment to the allowance. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $0.6 million and $0.5 million, respectively. Bad debt expense is included within administrative operating expenses in the combined statements of income and is immaterial of the years ended December 31, 2018, 2017 and 2016.

Interest rate risk. We are subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant.

Foreign currency risk. The fluctuation in currency exchange rates is not a significant risk for us, as most of our revenues are earned and expenses are incurred in U.S. Dollars.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

From time to time, including in this report and other disclosures, we may issue “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We attempt, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “forecast,” “future,” “intend,” “plan,” “estimate” and similar expressions of future intent or the negative of such terms.

Such forward-looking statements include statements regarding:

•

the demand for the Company’s services together with the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors or changes in the business environment in which the Company operates;

•	changes in consumer preferences or the market for the Company’s services; changes in applicable laws or regulations;

•	the availability of competition for opportunities for expansion of the Company’s business; difficulties of managing growth profitably;

•	the loss of one or more members of the Company’s management team;

•	changes in the market for the products we offer for sale;

•	other risks and uncertainties included from time to time in the Company’s reports (including all amendments to those reports) filed with the U.S. Securities and Exchange Commission;

•	other risks and uncertainties indicated in this Annual Report on Form 10-K, including those set forth under the section entitled “Risk Factors”; and

•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date of this report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common shares, see the section entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, we had $233.5 of secured indebtedness under our First Lien Term Loan Facility and Second Lien Term Loan Facility, and have available an additional (x) $20 million under our First Lien Revolving Facility and (y) $5 million under our First Lien Delayed Draw Facility.

Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss. A hypothetical 10% change in our interest rate would change our results of operations by approximately $0.8 million.

While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling and the Euro. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. We have mitigated the risk relating to fluctuations in the U.K. Pound Sterling and the Euro through the structuring of intercompany debt. If such mitigation proves ineffective, a hypothetical 10% change in the aggregate exchange rate exposure of the U.K. Pound Sterling and the Euro to the U.S. Dollar as of December 31, 2018 would change our results of operations by approximately $0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Combined Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 25, 2019 are filed as part of this report, beginning on page F-l.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of, our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors (our “Board”) consists of ten directors. Our directors and executive officers are as follows:

Name	Age	Position
Leonard Fluxman	60	Executive Chairman
Steven J. Heyer	66	Vice Chairman
Glenn J. Fusfield	56	President, Chief Executive Officer and Director
Marc Magliacano	44	Director
Andrew R. Heyer	61	Director
Walter F. McLallen	53	Director
Jeffrey E. Stiefler	72	Director
Michael J. Dolan	72	Director
Stephen W. Powell	60	Director
Maryam Banikarim	50	Director
Stephen B. Lazarus	56	Chief Financial Officer and Chief Operating Officer

Leonard Fluxman is our Executive Chairman. Prior to the Business Combination, he served as the President and Chief Executive Officer of Steiner Leisure from January 2001 and as a director from November 1995. Mr. Fluxman served as President and Chief Operating Officer of Steiner Leisure from January 1999 through December 2000. From November 1995 through December 1998, Mr. Fluxman served as Chief Operating Officer and Chief Financial Officer of Steiner Leisure. Mr. Fluxman joined Steiner Leisure in June 1994 in connection with Steiner Leisure’s acquisition of Coiffeur Transocean (Overseas), Inc. (“CTO”), which operated a business similar to that of OSW Predecessor. Mr. Fluxman served as CTO’s Vice President—Finance from January 1990 until June 1994 and as its Chief Operating Officer from June 1994 until November 1996. Mr. Fluxman, a certified public accountant, was employed by Laventhol and Horwath from 1986 to 1989, during a portion of which period he served as a manager. Mr. Fluxman earned a Bachelor of Commerce from the University of Witwatersrand and a degree of Honors Bachelor of Accounting Science from the University of South Africa.

Steven J. Heyer is our Vice Chairman and has over 35 years of experience in the consumer and consumer-related products and services industries, leading a range of companies and brands. Mr. Heyer has applied his experience and analytical skills in a variety of leadership positions across diverse industry groups, including broadcast media, consumer products, and hotel and leisure companies. Mr. Heyer’s operating experiences include: leading the turnaround of Outback Steakhouse as an advisor (from 2010 to 2012); as Chief Executive Officer of Starwood Hotels & Resorts Worldwide (from 2004 until 2007); as President and Chief Operating Officer of The Coca-Cola Company (from 2001 to 2004); as a member of the boards of the Hellenic Bottling Company, Coca-Cola FEMSA, and Coca-Cola Enterprises (all from 2001 to 2004); as President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee (from 1994 to 2001); as President and Chief Operating Officer of Young & Rubicam Advertising Worldwide (from 1992 to 1994); and before that, spending 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. For the last five years, Mr. Heyer has served on the boards of Lazard Ltd, Lazard Group, and Atkins Nutritionals Inc. (each as further described below), as well as investing in a private capacity in early stage and venture consumer and consumer media companies. Mr. Heyer has extensive board experience, including: the board of Atkins Nutritionals Inc., which announced in April 2017 that it had entered into a definitive agreement to be acquired by Conyers Park Acquisition Corp, a publicly traded special purpose acquisition company; Lazard Ltd and Lazard Group (2005 to present); the board of WPP Group, a publicly traded digital, internet, and traditional advertising company (2000 to 2004); the board of Equifax, the publicly traded consumer credit reporting and insights company (2002 through 2003); the board of Omnicare, Inc., a supplier of pharmaceutical care to the elderly (2008 through 2015); the board of Vitrue, Inc., a provider of social marketing publishing technologies (2007 through 2012); the board of Internet Security Systems, Inc. a provider of internet security software, appliance, and services (2004 through 2005); and the board of Shopkick, a mobile shopping app that rewards customers for walking into stores. Mr. Heyer received his B.S. from Cornell University and an M.B.A. from New York University. Mr. Heyer is the brother of Mr. Andrew Heyer, Haymaker’s President. Mr. Heyer is qualified to serve as a director due to his extensive operations, management and business background, particularly in the consumer and consumer-related products and services industries.

Glenn J. Fusfield is our President and Chief Executive Officer and serves on our Board. Prior to the Business Combination, he served as President and Chief Executive Officer of OSW Predecessor beginning in July 2016, as President and Chief Operating Officer from April 2007 until July 2016, and as Chief Operating Officer from October 2002 until April 2007. From January 2001 until April 2007, Mr. Fusfield served as Steiner Leisure’s Chief Operating Officer. Mr. Fusfield joined OSW Predecessor in November 2000 as Senior Vice President, Group Operations. Prior to joining OSW Predecessor, Mr. Fusfield was with Carnival Cruise Lines for 12 years, serving as Director, Hotel Operations, for Carnival from January 1995 until December 1998, and Vice President, Hotel Operations, from January 1999 to October 2000. Mr. Fusfield earned a B.A. from the University of Denver School of Hotel Management.

Marc Magliacano serves on our Board. Mr. Magliacano joined the board of Steiner Leisure Limited, the former parent company of OneSpaWorld, in December 2015. Mr. Magliacano currently serves as a Managing Partner for L Catterton’s Flagship Buyout Fund. L Catterton is the largest and most global consumer-focused private equity firm with over $15 billion of equity capital under management across six fund strategies in 17 offices worldwide. Since 1989, the firm has made over 200 investments in leading consumer brands. Mr. Magliacano has been a senior investment professional at L Catterton since May 2006. Prior to joining L Catterton, from 1999 to 2006, Mr. Magliacano was a Principal at North Castle Partners, a private equity firm focused on making consumer growth investments that benefit from healthy living and aging trends. While at North Castle, Mr. Magliacano originated and executed investments in the consumer health and wellness sectors. Prior to joining North Castle, Mr. Magliacano worked at NMS Capital, the merchant bank of NationsBanc Montgomery Securities, making growth investments in early stage consumer and retail businesses. Mr. Magliacano has served on the boards of directors of a variety of private and public companies, including Restoration Hardware.

Andrew R. Heyer serves on our Board and is a finance professional with over 35 years of experience investing in the consumer and consumer-related products and services industries, as well as a senior banker in leveraged finance, during which time his clients included many large private equity firms. Mr. Heyer has deployed in excess of $1 billion of capital over that time frame and has guided several public and private companies as a member of their board of directors. Currently, Mr. Heyer is the Chief Executive Officer and Founder of Mistral Equity Partners, a private equity fund manager founded in 2007 that invests in the consumer industry. Prior to founding Mistral in 2007, from 2000 to 2007, Mr. Heyer served as a Founding Managing Partner of Trimaran Capital Partners, a $1.3 billion private equity fund. Mr. Heyer was formerly a vice chairman of CIBC World Markets Corp. and a co-head of the CIBC Argosy Merchant Banking Funds from 1995 to 2001. Prior to joining CIBC World Markets Corp. in 1995, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. from 1990 to 1995. Before Argosy, from 1984 to 1990, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Incorporated, and, prior to that, he worked at Shearson/American Express. Mr. Heyer currently serves on the board of directors of Jamba, Inc., where he has served as a board member since 2009. From 1993 through 2009, Mr. Heyer also served on the board of The Hain Celestial Group, Inc., a natural and organic food and products company. Mr. Heyer has also served as a director of XpresSpa Group, Inc. (formerly known as FORM Holdings, Inc.), a health and wellness services company, since December 2016. Mr. Heyer also serves on the board of several private companies owned in whole or in part by Mistral, including Worldwise, a pet accessories business from 2011 to the present, The LoveSac Company, a branded omni-channel retailer of technology-forward furniture, from 2010 to the present, and Insomnia Cookies, a retailer of desserts open primarily in the evening and nighttime from 2008 to the present. Mr. Heyer has also served on the board of Accel Foods, an incubator and investor in early stage food and beverage companies, since 2015. In the past, Mr. Heyer has served as a director of Las Vegas Sands Corp., a casino company, from 2006 to 2008, El Pollo Loco Holdings, Inc., a casual Mexican restaurant, from 2005 to 2008, and Reddy Ice Holdings, Inc., a manufacturer of packaged ice products, from 2003 to 2006. Mr. Heyer received his B.Sc. and M.B.A. from the Wharton School of the University of Pennsylvania, graduating magna cum laude. Mr. Heyer is the brother of Mr. Steven Heyer, Haymaker’s Chief Executive Officer. Mr. Heyer is qualified to serve as a director due to his extensive finance, investment and operations experience, particularly in the consumer and consumer-related products and services industries.

Walter F. McLallen serves on our Board and is a finance professional with over 25 years of leveraged finance, private equity, restructuring and operations experience. Mr. McLallen has been the Managing Member of Meritage Capital Advisors, an advisory boutique firm focused on debt and private equity transaction origination, structuring and consulting since 2004. Mr. McLallen has extensive board and organizational experience and has served as a director, Chairman or Vice Chairman on numerous corporate and non-profit boards and committees, with a significant historical focus on consumer products-related companies. Mr. McLallen has served as a director of publicly traded Centric Brands Inc., a lifestyle brands collective in the branded and licensed apparel and accessories sectors, since February 2016; as well as of private companies, including Timeless Wine Company, the producer of consumer luxury wine brands Silver Oak, Twomey and OVID, since August 2016; Worldwise, a consumer branded pet products company, since April 2016; adMarketplace, a search engine advertiser, since 2012; Classic Brands, an e-commerce marketer of mattresses and related products, since August 2018; Dutchland Plastics, a roto-molding plastics manufacturer, since January 2017; Champion One, an optical transceiver manufacturer and marketer, since January 2018; and Genus Oncology, an early-stage biotechnology company, since 2015. Mr. McLallen is also a founder and Co-Chairman of Tomahawk Strategic Solutions, a law enforcement, military and corporate training and security company, since 2014. From 2006 to 2015, Mr. McLallen was the Executive Vice Chairman of Remington Outdoor Company, an outdoor consumer platform he co-founded with a major investment firm. Mr. McLallen was formerly with CIBC World Markets from 1995 to 2004, during which time he was a Managing Director, head of Debt Capital Markets and head of High Yield Distribution. Mr. McLallen started his career in the Mergers & Acquisitions Department of Drexel Burnham Lambert and was a founding member of The Argosy Group L.P. in 1990. Mr. McLallen received a B.A. with a double major in Economics and Finance from the University of Illinois at Urbana-Champaign. Mr. McLallen is qualified to serve as a director due to his extensive consumer, operational and board experience, as well as his background in finance.

Jeffrey E. Stiefler serves on our Board and has spent 45 years leading a wide range of consumer and business services companies across multiple industry sectors, including financial services, financial technology, real estate, advertising, computer software and services, private equity, and internet start-ups. Mr. Stiefler served as a director and non-executive chairperson of the board of directors of Worldpay, Inc. (formerly known as Vantiv Holding, LLC) from August 2010 until its initial public offering in March 2012, served as its chairman from March 2012 to January 2018, and currently serves as a director. In addition, Mr. Stiefler currently serves on the board of directors of LogicSource Inc. Mr. Stiefler previously served on the boards of directors of LPL Financial Corporation and VeriFone Systems, Inc., and served as Lead Director of Taleo Corporation, Inc. prior to its acquisition by Oracle Corporation in April 2012. Mr. Stiefler served as a Venture Partner with Emergence Capital Partners from 2008 through the beginning of 2013. Mr. Stiefler was the Chairman, President and CEO of Digital Insight from August 2003 until the company’s acquisition by Intuit in February 2007. Prior to Digital Insight, Mr. Stiefler worked with several private equity firms as an operating advisor and held a variety of positions at American Express, including President and Director of the company, and President and CEO of American Express Financial Advisors. Mr. Stiefler received a B.A. from Williams College and an M.B.A. from Harvard Business School. Mr. Stiefler is qualified to serve as director due to his extensive strategic, operations, financial and leadership experiences at both the company and board levels.

Michael J. Dolan serves on our Board. Mr. Dolan has also served as Chief Executive Officer of Bacardi Limited, the largest privately held spirits company in the world, from November 2014 to September 2017. Prior to that, he served as Interim Chief Executive Officer of Bacardi (May 2014 to November 2014). From November 2011 to May 2014, he served as Chairman of the Board and Chief Executive Officer of IMG Worldwide, a global leader in sports, fashion and media entertainment. Prior to that, Mr. Dolan served at IMG as President and Chief Operating Officer, from April 2011 to November 2011, and before that as Executive Vice President and Chief Financial Officer, from April 2010 to April 2011. He served as Executive Vice President and Chief Financial Officer of Viacom, Inc., a leading global entertainment content company, from May 2004 to December 2006. Mr. Dolan served as Senior Advisor to Kohlberg Kravis Roberts & Co., a leading private equity firm with substantial investments in many large consumer retail companies, from October 2004 to May 2005. Prior to that, he served in the following positions with Young & Rubicam, Inc., a marketing and communications company: Chairman of the Board and Chief Executive Officer (2001 to 2003), Vice Chairman and Chief Operating Officer (2000 to 2001) and Vice Chairman and Chief Financial Officer (1995 to 2000). Mr. Dolan is qualified to serve as a director due to his extensive leadership, finance, global consumer products and branding, strategic marketing, and operations experience.

Stephen W. Powell serves on our Board and invests in and advises private growth companies with a focus on consumer health and wellness, fitness, nutrition, personal care services and consumer technology sectors. Mr. Powell’s experience spans private capital investment, corporate finance, public accounting and corporate operating roles. Mr. Powell currently serves as a member of the board of directors and a member of the audit committee of Massage Envy Holdings, LLC. Previously, he served as a member of the boards of directors of Atkins Nutritionals, Strivectin Skincare and Cover FX Cosmetics. Mr. Powell served as a managing director of Prospect Capital Corporation from 2015 to 2017 and as a senior advisor to private equity firms Roark Capital Group from 2012 to 2015 and Catterton Partners from 2009 to 2011. From 2006 to 2009, Mr. Powell co-led the capitalization, acquisitions, merger, restructuring, and operations of a national-scale salon services, beauty specialty retail and direct marketing business and its sale to Regis Corporation. From 2001 to 2006, Mr. Powell was head of Consumer Investment Banking for RBC Capital Markets where he advised private and public companies on capital raising, merger, acquisition and sale initiatives focused on the personal care, fitness, leisure, nutrition and food service sectors. Previously, Mr. Powell was a managing director in the investment banking groups of Prudential Securities, Wheat First Securities and L.F. Rothschild. He began his investment banking career in the high yield finance group of Merrill Lynch Capital Markets and previously was an audit manager with Arthur Andersen & Co. Mr. Powell is qualified to serve as a director due to his broad experience crafting and executing corporate finance and strategic initiatives leveraging extensive relationships across health and wellness, fitness, nutrition, and personal care sectors.

Maryam Banikarim serves on our Board. As a Global Chief Marketing Officer, Ms. Banikarim has shown organizations such as Hyatt, Gannett, NBCUniversal and Univision how to shift mindsets and grow — always utilizing purpose driven change as her tool-set. Most recently, she was a member of the executive committee at Hyatt where she elevated the organization by mobilizing colleagues, launching brands and businesses, reimagining and rebuilding the loyalty program, and establishing unprecedented partnerships. Ms. Banikarim’s work demonstrates how to define your purpose, differentiate your brand, make the case for change, rally the troops internally and share it with the world. Currently she is a member of the Samsung Retail Advisory Board, an executive advisor to Cove Hill Partners, an Executive in Residence at Columbia University and the board chair of the press advocacy group, Reporters without Borders USA.

Stephen B. Lazarus is our Chief Financial Officer and Chief Operating Officer. Prior to the Business Combination, he served as Chief Operating Officer and Chief Financial Officer of Steiner Leisure since December 2014. From August 2006 to 2014, Mr. Lazarus served as Steiner Leisure’s Executive Vice President and Chief Financial Officer. From July 2003 through August 2006, Mr. Lazarus served as Steiner Leisure’s Senior Vice President and Chief Financial Officer. From October 1999 until joining Steiner Leisure, Mr. Lazarus was Division Vice President and Chief Financial Officer for Rayovac Corporation’s Latin America Division. From September 1998 through September 1999, Mr. Lazarus was Director, Financial Planning and Analysis for Guinness, a division of Diageo. Prior to that, Mr. Lazarus was with Duracell, Inc. (later a subsidiary of The Gillette Company) from February 1990 until April 1998, where he held finance and business positions of increasing responsibility. From February 1988 to January 1990, Mr. Lazarus was employed by Ernst & Young as a senior auditor. Mr. Lazarus earned a Bachelor of Commerce degree from the University of Witwatersrand and a Masters of Science in Management from the University of London.

Board Composition

We have a three-tier board that consists of ten directors. Our directors are divided among the three classes as follows:

•	Class A directors, who are Messrs. Steven J. Heyer, Andrew R. Heyer, and Leonard Fluxman, whose initial term will expire at the annual meeting of the shareholders occurring in 2020;

•	Class B directors, who are Messrs. Marc Magliacano, Jeffrey E. Stiefler, and Walter F. McLallen, whose initial term will expire at the second annual meeting of the shareholders occurring in 2021; and

•

Class C directors, who are Messrs. Glenn J. Fusfield, Stephen W. Powell, and Michael J. Dolan, and Ms. Maryam Banikarim, whose initial term will expire at the third annual meeting of the shareholders occurring in 2022.

Directors in a particular class will be elected for three-year terms at the annual meeting of shareholders in the year in which their terms expire. As a result, only one class of directors will be elected at each annual meeting of our shareholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his successor, or his earlier death, resignation or removal.

Board Committees

Audit Committee

The Audit Committee consists of Mr. McLallen (chairperson), Mr. Powell and Mr. Dolan. Mr. McLallen qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations and has employment experience in finance or accounting, requisite professional certification in accounting or other comparable experience or background as required by the Nasdaq corporate governance listing standards. Each of the Audit Committee members is “financially literate” as that term is defined by the Nasdaq corporate governance listing standards and the Board has determined that each is independent pursuant to applicable SEC regulations and the Nasdaq corporate governance listing standards.

Our Board has adopted an Audit Committee Charter, which is available on our corporate website at onespaworld.com. The information on our website is not part of this report.

Compensation Committee

Our Compensation Committee consists of Mr. Dolan (chairperson), Mr. Powell and Mr. Magliacano. The Board has determined that each member of the Compensation Committee is independent pursuant to the Nasdaq corporate governance listing standards.

The Compensation Committee assists our Board in reviewing and approving or recommending our compensation structure, including all forms of compensation relating to our directors and executive officers. Our Board has adopted a written charter for the Compensation Committee, which is available on our corporate website at onespaworld.com. The information on our website is not part of this report.

Nominating and Governance Committee

Our Nominating and Governance Committee consists of Mr. Dolan (chairperson), Mr. McLallen and Ms. Banikarim. The Board has determined that each member of the Nominating and Governance Committee is independent pursuant to the Nasdaq corporate governance listing standards. Our Nominating and Governance Committee assists our Board in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees. Our Board adopted a Nominating and Governance Committee Charter, which is available on our corporate website at onespaworld.com. The information on our website is not part of this report.

Code of Business Conduct and Ethics

Our Board adopted a code of business conduct and ethics that apply to its executive officers, directors and employees and agents. A copy of the code of ethics will be provided without charge upon request from us, and is available on our corporate website at onespaworld.com. The information on our website is not part of this report. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Introduction

This section provides an overview of OSW Predecessor’s executive compensation program, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for its principal executive officer and its two other most highly compensated executive officers. For the year ended December 31, 2018, OSW Predecessor’s named executive officers are Leonard Fluxman, Stephen B. Lazarus and Glenn J. Fusfield. Throughout this section, these three officers are referred to as OSW Predecessor’s “named executive officers.”

In connection with the consummation of the Business Combination, we adopted the 2019 Equity Incentive Plan and have made grants to our named executive officers thereunder. See “—2019 Equity Incentive Plan” below.

The compensation reported in this summary compensation table below is not necessarily indicative of how our named executive officers will be compensated in the future.

Summary Compensation Table

Name	Year	Salary ($)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)(1)	Total ($)
Leonard Fluxman	2018	825,000	825,000	77,211	1,727,211
	2017	825,000	825,000	70,887	1,720,887
Stephen B. Lazarus	2018	525,000	393,750	46,172	964,922
	2017	525,000	393,750	55,846	974,596
Glenn J. Fusfield	2018	440,000	330,000	55,256	825,256
	2017	440,000	490,339	56,468	986,807

(1)

For Mr. Fluxman, includes annual automobile allowance equal to $25,000; for Messrs. Lazarus and Fusfield, includes annual automobile allowance equal to $15,000. For Messrs. Fluxman, Lazarus and Fusfield, includes $10,600 of 401(k) plan employer matching contributions.

Narrative to Summary Compensation Table

Executive Employment Agreements

Certain of the compensation paid to Messrs. Fluxman, Lazarus and Fusfield reflected in the summary compensation table was provided pursuant to employment agreements with Steiner Leisure (a parent company to us) for Messrs. Fluxman and Lazarus, and with OneSpaWorld (Bahamas) (an entity comprising part of us) for Mr. Fusfield (together the “Employment Agreements”). The Employment Agreements generally provide for base salary, incentive compensation, benefits, severance protection and certain restrictive covenants. Specifically, the named executive officers are subject to a non-competition covenant and a non-solicit of employees and customers/suppliers for a period of two-years following their termination of employment.

Incentive Equity, Health and Welfare Plans, and Retirement Plans

Incentive Equity. Each of Messrs. Fluxman and Lazarus are party to Profits Interest Unit Agreements with Nemo Investor Aggregator, Limited (“Nemo”), a parent company of OSW Predecessor, dated December 9, 2015 (each, an “Award Agreement”). The Award Agreements provide for the grant of Class B Common Shares in Nemo, which are intended to constitute profits interests of Nemo for tax purposes. Messrs. Fluxman and Lazarus were granted these Class B Common Shares at no purchase price, and those Class B Common Shares are subject to a combination of time and performance-based vesting conditions. Such Class B Common Shares represent a right to a fractional portion of the profits and distributions of Nemo in excess of a “floor amount” determined in accordance with Nemo’s operating agreement.

Health and Welfare Plans. Our named executive officers are eligible to participate in employee benefit plans, including medical, life, and disability benefits.

Retirement Plan. We participate in a retirement plan that is intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code of 1986, as amended, or the Code, containing a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Employees of certain Seller entities who have completed at least three months of service and have attained at least age 21 are generally eligible to participate in the plan. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. All employee and employer contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Pre-tax contributions by participants and contributions that OSW Predecessor makes to the plan and the income earned on those contributions are generally not taxable to participants until withdrawn, and all contributions are generally deductible by OSW Predecessor when made. Participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. An employee is 100% vested in his or her pre-tax deferrals when contributed and employer safe harbor matching contributions, and any other employer contributions ratably over four years. The plan provides for employer safe harbor matching contributions equal to 100% up to 3% of compensation plus 50% on the next 2% of compensation, and discretionary employer matching and non-elective contributions.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding Class B Common Shares of Nemo (a parent company of OSW Predecessor) held by each of the named executive officers as of December 31, 2018.

		Equity awards(1)
Name	Grant date	Number of shares or units of stock that have not vested(2)	Market Value of shares or units of stock that have not vested ($)(3)	Equity Incentive Plan Awards: number of unearned shares, units or other rights that have not vested (#)(4)	Equity Incentive Plan Awards: market or payout value of unearned shares, units, or other rights that have not vested ($)(3)
Leonard Fluxman	12/9/15	4,495.83	—	12,588.34	—
Stephen B. Lazarus	12/9/15	1,798.25	—	3,596.50	—

(1)	Represents Class B Common Shares granted to our named executive officers pursuant to Award Agreements.
(2)	Vest 25% on each of the first four anniversaries of the grant date.
(3)	The Class B Common Shares represent a profits interest in Nemo. No value is realized as a result of vesting of these shares.
(4)

Vest only upon an exit event (as defined in the applicable Award Agreement) only to the extent the applicable participation threshold is first allocated to all of the outstanding classes of units under the organizational document for Nemo.

Name	Number of Class B Common Shares acquired on vesting (#)	Value realized on vesting ($)(1)
Leonard Fluxman	2,247.92	—
Stephen B. Lazarus	899.13	—

(1)	The Class B Common Shares represent a profits interest in Nemo. No value is realized as a result of vesting of these units.

Potential Payments Upon Termination or Change in Control

The following summaries describe the potential payments and benefits that OSW Predecessor or its affiliates would provide to its named executive officers iif a termination of employment and/or a change in control had taken place prior to the closing of the transactions contemplated by the Business Combination Agreement. OSW Predecessor entered into new employment agreements with each of the named executive officers, the terms of which are described in “Executive Compensation—Employment Agreements,” which agreements supersede the terms of the Employment Agreements effective as of the closing of the transactions contemplated by the Business Combination Agreement.

Change of Control Benefits

In 2016, Mr. Fusfield entered into two bonus agreements with OneWorldSpa (Bahamas) that provide for cash bonuses payable upon an “exit event” (as defined in the agreements), subject to certain conditions, including Mr. Fusfield’s continued employment through the exit event (except as described below). Upon payment of the bonuses, Mr. Fusfield is deemed to have released OneWorldSpa (Bahamas) and its affiliates from any and all claims relating to the bonus payments.

The cash bonus payment under one of the agreements is determined with reference to the “total enterprise value” (as defined in the agreement) of OneWorldSpa (Bahamas) and vests in full upon an exit event. Upon a termination of his employment without “cause” (as defined in the agreement), Mr. Fusfield remains eligible to receive all or a portion of the cash bonus for up to two years following his termination if an exit event occurs during that period.

The other cash bonus payment is equal to 150% of Mr. Fusfield’s annual cash bonuses from 2016 onward, and vests in 36 equal monthly installments commencing on January 31, 2017 and fully vests upon an “exit event” (as defined in the agreement) if Mr. Fusfield remains employed through the exit event. If Mr. Fusfield is terminated other than for “cause” (as defined in the agreement), he remains eligible to receive the vested bonus through such date of termination within 60 days following an exit event.

The expected payment under these arrangements in connection with the closing of the Business Combination is approximately $20,000,000 in the aggregate.

Severance Benefits

Each named executive officer’s Employment Agreement provides for certain payments to be made in connection with certain terminations of service, as further described below.

In the event that any of the named executive officer’s employment is terminated either by their employer without “cause” (which includes the employer’s delivery of a notice of nonrenewal of the employment term), or by the applicable executive for “good reason” (as such terms are defined in their employment agreements), the named executive officers would be entitled to payment of (i) a “severance amount” in pro rata monthly payments for a period of 12 months and (ii) a pro rata annual bonus for the year of the applicable named executive officer’s termination, determined according to actual performance. Under the named executive officer’s employment agreements, the “Severance Amount” is equal to two times (two and one-half times for Mr. Fluxman) the sum (i) one year of base salary in effect on the date of termination plus (ii) target bonus in effect for the year of termination.

In the event any payments paid to the named executive officers are subject to an excise tax under Section 4999 of the Code, then the applicable named executive officer will have such payments reduced to the largest amount that would result in no portion of such payments being subject to the excise taxes imposed by Section 4999 of the Code. Following any termination of employment, the named executive officers are subject to a non-competition covenant and a non-solicit of employees and customers/suppliers for a period of two years following their termination of employment.

Vesting and Settlement of Outstanding Equity Awards

Each of Messrs. Fluxman and Lazarus are party to an Award Agreement that provides for the grant of Class B Common Shares that entitled them to share in profits of Nemo upon a sale of the company (as defined in the Award Agreements) and that vest upon the occurrence of time and performance-based criteria. If Messrs. Fluxman or Lazarus’ employment is terminated (i) due to death or “disability” (as defined in the Award Agreement), then 50% of their unvested time-vesting profits interests will vest and 100% of their performance-vesting profits interests will remain outstanding for six months following such termination, and, to the extent not vested, 50% of the unvested performance-vesting units will remain outstanding following the expiration of the six-month period or (ii) by Nemo or its affiliates without “cause” or by the executive for “good reason” (as such terms are defined in the Award Agreement), then they will receive an additional 12 months’ vesting on their time-vesting profits interests and their performance-vesting profits interests will remain outstanding for 12 months following such termination. Subject to the executive’s continued employment through a “sale of the company” (as defined in the Award Agreement), the time-vesting profits interests will accelerate and vest and the performance-vesting profits interests will vest based on the achievement of specific performance criteria.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Beneficial Ownership of Securities

The following table sets forth information regarding the beneficial ownership of our common shares as of May 2, 2019 by:

•	each person who is the beneficial owner of more than 5% of our common shares;

•	each executive officer or director of OneSpaWorld; and

•	all executive officers and directors of the Company as a group post-Business Combination.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of our common shares beneficially owned by a person and the percentage ownership of that person, our common shares subject to options or other rights (as set forth above) held by that person that are currently exercisable, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

The beneficial ownership amounts and percentages set forth in the table below do not take into account the issuance of common shares to Steiner Leisure and Haymaker Sponsor in the future pursuant to the Transaction Agreement upon the occurrence of certain events.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all common shares beneficially owned by them. To the Company’s knowledge, none of our common shares beneficially owned by any executive officer, director or director nominee have been pledged as security.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all common shares beneficially owned by them. To the Company’s knowledge, none of our common shares beneficially owned by any executive officer, director or director nominee have been pledged as security.

Beneficial ownership of common shares is based on 61,118,298 of our common shares issued and outstanding as of May 2, 2019.

Unless otherwise indicated, the address of each person named below is c/o OneSpaWorld, 770 South Dixie Highway, Suite 200, Coral Gables, FL 33146.

Beneficial Owner	Number of Common Shares		Percentage of All OneSpaWorld Shares
Executive Officers, Directors:
Leonard Fluxman	2,353,780		3.7%
Steven J. Heyer(1)(2)	6,579,370		10.7%
Glenn J. Fusfield	941,521		1.5%
Marc Magliacano	—		—
Andrew R. Heyer(1)	6,408,186		9.9%
Walter F. McLallen	—		—
Jeffrey E. Stiefler	—		—
Michael J. Dolan	—		—
Stephen W. Powell	2,500	*
Stephen B. Lazarus	1,080,599		1.7%
All executive officers and directors as a group (10 individuals)	10,957,770		15.9%
Other 5% Shareholders:
Steiner Leisure(3)	9,684,650		15.5%
Haymaker Sponsor, LLC(1)	6,408,186		9.9%
Templeton Investment Counsel, LLC(4)	7,900,025		12.7%
Neuberger Berman Group LLC and certain of its affiliates(5)	5,869,500		9.5%

*	Less than 1 percent.
(1)

Includes 3,000,000 common shares and 3,408,186 warrants to purchase common shares owned by Haymaker Sponsor. Steven J. Heyer and Andrew R. Heyer are the managing members of Haymaker Sponsor and jointly have voting and dispositive power of the securities held by such entity. Accordingly, Messrs. Heyer and Heyer may be deemed to have or share beneficial ownership of such shares.

(2)	Includes 171,184 common shares issuable upon exercise of stock options.
(3)

Excludes 350,000 common shares held in escrow to support the indemnification obligations of Steiner Leisure under the Transaction Agreement and includes 1,486,520 warrants to purchase common shares. Steiner Leisure is 99.7% owned by Nemo Parent, Inc., an international business company incorporated under the laws of the Commonwealth of the Bahamas. Nemo Parent, Inc. is 100% owned by Nemo Investor Aggregator, Limited, a Cayman Islands exempted company. Nemo Investor Aggregator, Limited is governed by a board of directors consisting of seven directors. Each director has one vote, and the approval of a majority of the directors is required to approve an action of Nemo Investor Aggregator, Limited. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no director of Nemo Investor Aggregator, Limited exercises voting or dispositive control over any of the securities held by Steiner Leisure, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. The address for Steiner Leisure is Suite 104A, Saffrey Square, Nassau, The Bahamas. The address for Nemo Investor Aggregator, Limited is c/o Mourant Ozannes Corporate Services (Cayman) Ltd., 94 Solaris Avenue, PO Box 1348, Camana Bay, Grand Cayman KY1-1108, Cayman Islands. The address for Nemo Parent, Inc. is c/o Lennox Paton Corporate Services Ltd., 3 Bayside Executive Park, West Bay Street, Nassau, The Bahamas.

(4)

Reflects beneficial ownership based solely on a Schedule 13G filed with the Securities and Exchange Commission on April 9, 2019. Includes 1,085,880 warrants to purchase common shares. Templeton Investment Counsel, LLC (“TIC, LLC”) is an indirect wholly owned subsidiary of Franklin Resources, Inc. (“FRI”), which is the beneficial owner of these shares for purposes of Rule 13d-3 under the Exchange Act in its capacity as the investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 and other accounts. When an investment management contract (including a sub-advisory agreement) delegates to TIC, LLC investment discretion or voting power over the securities held in the investment advisory accounts that are subject to that agreement, FRI treats TIC, LLC as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. Accordingly, TIC, LLC reports for purposes of Section 13(d) of the Exchange Act that it has sole investment discretion and voting authority over the securities covered by any such investment management agreement, unless otherwise specifically noted. The voting and investment powers held by TIC, LLC are exercised independently from FRI, the investment management subsidiaries and their other affiliates. Furthermore, internal policies and procedures of TIC, LLC and FRI establish informational barriers that prevent the flow between TIC, LLC and FRI and its other affiliates of information that relates to the voting and investment powers over the securities owned by their investment management clients. Consequently, TIC, LLC, on the one hand, and FRI and its other affiliates, on the other hand, report the securities over which they hold investment and voting power separately from each other for purposes of Section 13 of the Exchange Act. The address of TIC, LLC is 300 S. E. 2nd Street, Fort Lauderdale, Florida 33301.

(5)

Includes 869,500 warrants to purchase common shares. Neuberger Berman Group LLC and certain of its affiliates may be deemed to be the beneficial owners of the securities for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, because it or certain affiliated persons, including Neuberger Berman Investment Advisers LLC, the adviser or sub-adviser to the funds holding the securities, and NB Equity Management GP LLC, the General Partner of NB All Cap Alpha Fund L.P., a “feeder” fund operating in a “master-feeder” structure and the owner of all or substantially all the outstanding shares of NB All Cap Alpha Master Fund Ltd., have shared power to retain, dispose of or vote the securities owned by the funds pursuant to the terms of investment management, advisory and/or sub-advisory agreements with the funds. Neuberger Berman Group LLC or its affiliated persons do not, however, have any economic interest in the securities held by the funds. The address of Neuberger Berman Group LLC, Neuberger Berman Investment Advisers LLC, NB Equity Management GP LLC is 1290 Avenue of the Americas, New York, NY 10104.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Compensation arrangements with our named executive officers and directors are described elsewhere in this report. Steven J. Heyer and Andrew R. Heyer are brothers.

Registration Rights Agreement

Steiner Leisure and Haymaker Sponsor are entitled to certain customary registration rights pursuant to the Registration Rights Agreement effective as of the closing of the Business Combination. We have filed a shelf prospectus registering Steiner Leisure’s and Haymaker Sponsor’s shares. At any time, and from time to time, Steiner Leisure will be entitled to make up to three demands (and Haymaker Sponsor will be entitled to make up to three demands per year) that a resale of our common shares reasonably expected to exceed $10,000,000 in gross offering price pursuant to such shelf prospectus be made pursuant to an underwritten offering. In addition, Steiner Leisure and Haymaker Sponsor have customary piggyback registration rights subject to cut-back provisions. We will bear the expenses incurred in connection with the filing of the shelf prospectus. Pursuant to the Registration Rights Agreement, Steiner Leisure and Haymaker Sponsor have agreed not to transfer any of their shares in us during the seven days before and 90 days after the pricing of any underwritten offering of our common shares, subject to certain exceptions, and Steiner Leisure and Haymaker Sponsor will enter into a customary lock-up agreement to such effect. Pursuant to the Registration Rights Agreement, Steiner Leisure and Haymaker Sponsor have agreed not to assign or delegate their rights, duties or obligations under the Registration Rights Agreement for a period of six months following the closing of the Business Combination, subject to certain exceptions.

In addition, the Private Placement Investors have certain registration rights under the Subscription Agreements.

Lock-up Agreement

On March 19, 2019, in connection with the Business Combination, Haymaker Sponsor, Steiner Leisure, our directors and officers, and (solely for the purpose of certain provisions thereof) Haymaker (the “Lock-up Parties”), entered into a Lock-up Agreement (the “Lock-up Agreement”) with us that, among other things, modifies that certain lock-up agreement, dated as of October 24, 2017, by and among Haymaker, Haymaker Sponsor, and the directors and officers of Haymaker. Pursuant to the Lock-up Agreement, the Lock-up Parties agreed that they would not, subject to certain limited exceptions, transfer or sell their common shares for a period of six months after the consummation of the Business Combination.

Indemnity Agreements

On March 19, 2019, we entered into indemnity agreements with each of our directors and executive officers. Each indemnity agreement provides for indemnification and advancement by the Company of certain expenses and costs relating to claims, suits or proceedings arising from service to the Company or, at our request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

Agreements between OSW Predecessor and certain subsidiaries of Steiner Leisure were entered into in order to maintain business continuity after the closing of the Business Combination. These agreements took effect at the closing of the Business Combination.

OSW Predecessor entered into an Amended and Restated Supply Agreement, dated May 25, 2018, with Cosmetics Limited, a direct subsidiary of Steiner Leisure Limited, a shareholder of OneSpaWorld. The agreement provides that Cosmetics Limited will supply products and professional stock for health and wellness treatments to OSW Predecessor for sale on passenger cruise vessels and through the timetospa.com website. We estimate that payments under this agreement will equal approximately $23.5 million in the aggregate for the year ended December 31, 2018. The agreement terminates (subject to certain customary early termination rights) on December 31, 2028.

OSW Predecessor entered into an International Retailer Agreement, dated May 25, 2018, with Cosmetics Limited, a direct subsidiary of Steiner Leisure Limited, a shareholder of OneSpaWorld, which became effective at the time of the closing. The agreement provides that Cosmetics Limited will supply products and professional stock for health and wellness treatments to OSW Predecessor destination resort health and wellness centers in Asia and Aruba. We estimate that we will pay approximately $350,000 under this agreement in exchange for the supply of products and professional stock for the year ending December 31, 2019. The agreement terminates (subject to certain customary early termination rights) on or around May 25, 2020.

OSW Predecessor entered into an International Retailer Supply Agreement, dated May 25, 2018, with Elemis USA, Inc., a direct subsidiary of Steiner Leisure Limited, a shareholder of OneSpaWorld, which became effective at the time of the closing. The agreement provides that Elemis USA, Inc. will supply products and professional stock for health and wellness treatments to our destination resort health and wellness centers in the U.S. and Puerto Rico. We estimate that we will pay approximately $950,000 under this agreement in exchange for the supply of products and professional stock for the year ending December 31, 2019. The agreement terminates (subject to certain customary early termination rights) on or around May 25, 2020.

OSW Predecessor entered into an Elemis UK Land-Based Resorts Supply Agreement, dated May 25, 2018, with Elemis Limited, an indirect subsidiary of Steiner Leisure Limited, a shareholder of ours, which became effective at the time of the closing. The agreement provides that Elemis Limited will supply products and professional stock for health and wellness treatments to OSW Predecessor destination resort health and wellness centers in the Bahamas. We estimate that we will pay approximately $350,000 under this agreement in exchange for the supply of products and professional stock for the year ended December 31, 2019. The agreement terminates (subject to certain customary early termination rights) on or around May 25, 2020.

OSW Predecessor entered into a Management Agreement, dated May 25, 2018 and amended and restated October 25, 2018, with Bliss World LLC, an indirect subsidiary of Steiner Leisure Limited, a shareholder of us, which became effective at the time of the closing. The agreement provides that OSW Predecessor will manage the operation of nine U.S. health and wellness centers on behalf of Bliss World LLC in exchange for approximately $1.25 million in the aggregate for the year ended December 31, 2019. Subject to certain customary early termination rights, the agreement terminates, with respect to each health and wellness center, upon expiration or termination of the respective lease for each such health and wellness center.

OSW Predecessor entered into an Executive Services Agreement, concurrent with the execution of the Transaction Agreement, with Nemo, the ultimate parent of OneSpaWorld, which became effective at the time of the closing. The agreements provided that after the closing of the Business Combination, we had to make Leonard Fluxman and Stephen Lazarus available to provide certain transition services to Nemo until December 31, 2019 in exchange for $850,000.

Review, Approval or Ratification of Transactions with Related Persons

Upon the completion of the Business Combination and consistent with Bahamian law and our Articles of Association, we adopted a code of business conduct and ethics that will prohibit directors and executive officers from engaging in transactions that may result in a conflict of interest with us. The code of business conduct and ethics will include a policy requiring that our Board review any transaction a director or executive officer proposes to have with us that could give rise to a conflict of interest or the appearance of a conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K. In conducting this review, our Board will be obligated to ensure that all such transactions are approved by a majority of our Board not otherwise interested in the transaction and are fair and reasonable to OneSpaWorld and on terms not less favorable to us than those available from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Prior to the Business Combination on March 19, 2019, OSW Predecessor’s former parent company, Nemo Investor Aggregator, Limited, paid all audit, audit-related and tax fees of the independent registered public accounting firm. On March 25, 2019, OneSpaWorld’s Audit Committee appointed Ernst & Young LLP as the Company’s independent registered public accounting firm.

The following table sets forth the fees incurred by the Company and paid by OSW Predecessor’s former parent company, Nemo Investor Aggregator, Limited to Ernst & Young LLP for fiscal year 2018:

2018
Audit Fees	$2,499,102
Audit-Related Fees	—
Tax Fees	4,500

Total	$2,503,602

Audit Fees. Includes fees and expenses related to the audits and interim reviews of the combined financial statements of OSW Predecessor included in the Company’s registration statement on Form S-4 and the Form 8-K filed in connection with the Business Combination and the Company’s Annual Report on Form 10-K. Such fees also include fees for professional services rendered related to the issuance of consents in connection with these SEC filings and a statutory audit required by a non-U.S. jurisdiction.

Audit-Related Fees. None

Tax Fees. Includes fees for tax advice and preparation of certain foreign tax filings and tax returns.

All of the above fees and expenses were for services rendered for the year indicated, notwithstanding when the fees and expenses were billed.

Pre-Approval Policies and Procedures for Audit Services and Permitted Non-Audit Services

The Audit Committee has adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by Ernst & Young. These policies and procedures are intended to ensure that the provision of such services does not impair Ernst & Young’s independence. These services may include audit services, audit-related services, tax services and other services. The policy provides for the annual establishment of fee limits for various types of audit services, audit-related services, tax services and other services, within which the services are deemed to be pre-approved by the Audit Committee. Ernst & Young is required to provide to the Audit Committee back-up information with respect to the performance of such services.

The Audit Committee has delegated to its chair the authority to pre-approve services, up to a specified fee limit, to be rendered by Ernst & Young and requires that the chair report to the Audit Committee any pre-approval decisions made by the chair at the next scheduled meeting of the Audit Committee.

All services performed by Ernst & Young for the Company were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following report and Combined Financial Statements are filed as part of this report beginning on page F-l, pursuant to Item 8.

Audited Combined Financial Statements for OSW Predecessor

Report of Independent Registered Public Accounting Firm

Combined Balance Sheets as of December 31, 2018 and 2017

Combined Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Combined Statements of Comprehensive (Loss) for the years ended December 31, 2018, 2017 and 2016

Combined Statements of Equity (Deficit) for the years ended December 31, 2018, 2017 and 2016

Combined Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Combined Financial Statements

(2) Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3) Exhibit Listing

Please see list of the exhibits at 15(b), below.

(b) The following is a list of all exhibits filed as a part of this report.

Document Exhibit Number	Exhibit Description

2.1*	Business Combination Agreement, dated as of November 1, 2018, by and among Steiner Leisure, Steiner US, Nemo UK, Steiner UK, SMS, the Seller Representative, Haymaker, OneSpaWorld, Dory US Merger Sub, Dory Foreign Holding Company, Dory Intermediate and Dory US Holding Company (incorporated by reference to Amendment No. 4 to Form S-4 filed on February 14, 2019).

3.1*	Amended and Restated Memorandum of Association and Articles of Association OneSpaWorld Holdings Limited (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 25, 2019).

10.1*	First Lien Credit Agreement, by and among OneSpaWorld Holdings Limited, Dory Intermediate LLC, Dory Acquisition Sub, Inc., the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Administrative Agent and as the Collateral Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 25, 2019).

10.2*	Second Lien Credit Agreement, by and among OneSpaWorld Holdings Limited, Dory Intermediate LLC, the lenders party thereto and Cortland Capital Market Services LLC, as the Administrative Agent and as the Collateral Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 25, 2019).

10.3*	Registration Rights Agreement, by and among OneSpaWorld Holdings Limited, Steiner Leisure Limited, Haymaker Sponsor, LLC and, solely for the purpose of certain provisions thereof, Haymaker Acquisition Corp. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 25, 2019).

10.4*	Lock-up Agreement, by and among OneSpaWorld Holdings Limited, Steiner Leisure Limited, Haymaker Sponsor, LLC, directors and officers of OneSpaWorld Holdings and Haymaker Acquisition Corp., and solely for the purpose of certain provisions thereof, Haymaker Acquisition Corp. (incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 25, 2019).

10.5*	Amended and Restated Warrant Agreement, by and between OneSpaWorld Holdings Limited and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.5 to Form 8-K filed on March 25, 2019).

10.6*†	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 25, 2019).

10.7*	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-4 filed on January 22, 2019).

10.8*	Sponsor Support Agreement, dated as of November 1, 2018, among Haymaker Sponsor, Haymaker, OneSpaWorld, and Steiner Leisure (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-4 filed on January 22, 2019).

10.9*	Amendment No. 1 to Sponsor Support Agreement, dated as of January 7, 2019, by and among Haymaker Sponsor, Haymaker, OneSpaWorld and Steiner Leisure (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Registration Statement on Form S-4 filed on January 22, 2019).

10.10*	Director Designation Agreement, by and among OneSpaWorld Holdings Limited, Haymaker Sponsor, LLC and Steiner Leisure Limited (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registration Statement on Form S-4 filed on January 22, 2019).

10.11*†	Employment and Severance Agreement, dated as of November 1, 2018, by and between OneSpaWorld Holdings Limited and Glenn J. Fusfield (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to Registration Statement on Form S-4 filed on November 13, 2018).

10.12*†	Employment and Severance Agreement, dated as of November 1, 2018, by and between OneSpaWorld Holdings Limited and Leonard Fluxman (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 filed on November 13, 2018).

10.13*†	Employment and Severance Agreement, dated as of November 1, 2018, by and between OneSpaWorld Holdings Limited and Stephen B. Lazarus (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 filed on November 13, 2018).

21.1*	Subsidiaries of OneSpaWorld Holdings Limited (incorporated by reference to Exhibit 21.1 to Amendment No. 2 to Registration Statement on Form S-4 filed on January 22, 2019).

Document Exhibit Number	Exhibit Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Previously filed.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2019.

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Stephen B. Lazarus
Name: Stephen B. Lazarus
Title: Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Glenn J. Fusfield Glenn J. Fusfield	President, Chief Executive Officer and Director (Principal Executive Officer)	May 6, 2019

/s/ Stephen B. Lazarus Stephen B. Lazarus	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2019

/s/ Leonard Fluxman Leonard Fluxman	Executive Chairman	May 6, 2019

/s/ Steven J. Heyer Steven J. Heyer	Vice Chairman	May 6, 2019

/s/ Marc Maglicano Marc Magliacano	Director	May 6, 2019

/s/ Andrew R. Heyer Andrew R. Heyer	Director	May 6, 2019

/s/ Walter F. McLallen Walter F. McLallen	Director	May 6, 2019

/s/ Jeffrey E. Stiefler Jeffrey E. Stiefler	Director	May 6, 2019

/s/ Michael J. Dolan Michael J. Dolan	Director	May 6, 2019

/s/ Stephen W. Powell Stephen W. Powell	Director	May 6, 2019

/s/ Maryam Banikarim Maryam Banikarim	Director	May 6, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of OneSpaWorld Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying combined balance sheets of OSW Predecessor, which comprises the combined net assets and operations of certain subsidiaries of Nemo Investor Aggregator, Limited, as described in Note 1, (the Company) as of December 31, 2018 and 2017, the related combined statements of income, comprehensive income, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Miami, Florida
March 25, 2019

OSW Predecessor

Combined Balance Sheets

(in thousands)

	December 31,
ASSETS	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$15,302	$8,671
Accounts receivable, net	25,352	23,263
Inventories	32,265	25,299
Prepaid expenses	6,617	4,818
Other current assets	1,424	1,037

Total current assets	80,960	63,088

Property and equipment, net	16,239	17,372

Goodwill	33,864	33,864

OTHER ASSETS:
Note receivable due from affiliate of Parent	—	6,733
Intangible assets, net	131,517	135,038
Deferred tax assets	4,265	4,461
Other non-current assets	5,814	6,516

Total other assets	141,596	152,748

Total assets	$272,659	$267,072

LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES:
Accounts payable	$7,595	$5,864
Accounts payable—related parties	6,553	10,203
Accrued expenses	27,211	19,513
Income taxes payable	670	1,179
Other current liabilities	1,210	406

Total current liabilities	43,239	37,165
Deferred rent	645	443
Deferred tax liabilities	—	197
Income tax contingency	3,918	3,986
Long-term debt	352,440	—

Total liabilities	400,242	41,791

EQUITY (DEFICIT):
Net Parent investment	(130,520)	221,041
Accumulated other comprehensive loss	(649)	(356)

Total Parent (deficit) equity	(131,169)	220,685

Noncontrolling interest	3,586	4,596

Total (deficit) equity	(127,583)	225,281

Total liabilities and (deficit) equity	$272,659	$267,072

OSW Predecessor

Combined Statements of Income

(in thousands)

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Service revenues	$410,927	$383,686	$362,698
Product revenues	129,851	122,999	113,586

Total revenues	540,778	506,685	476,284

COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	352,382	332,360	318,001
Cost of products	110,793	107,990	106,259
Administrative	9,937	9,222	10,432
Salary and payroll taxes	15,624	15,294	14,454
Amortization of intangible assets	3,521	3,521	3,521

Total cost of revenues and operating expenses	492,257	468,387	452,667

Income from operations	48,521	38,298	23,617

OTHER INCOME (EXPENSE), NET:
Interest expense	(34,099)	—	—
Interest income	238	408	340
Other income (expense)	171	(217)	(178)

Total other income (expense), net	(33,690)	191	162

Income before provision for income taxes	14,831	38,489	23,779
PROVISION FOR INCOME TAXES	1,088	5,263	5,615

Net income	13,743	33,226	18,164
Net income attributable to noncontrolling interest	3,857	2,109	3,261

Net income attributable to Parent	$9,886	$31,117	$14,903

OSW Predecessor

Combined Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$13,743	$33,226	$18,164
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(293)	369	(655)

Total other comprehensive income (loss), net of tax	(293)	369	(655)

Comprehensive income	13,450	33,595	17,509
Comprehensive income attributable to noncontrolling interest	3,857	2,109	3,261

Comprehensive income attributable to Parent	$9,593	$31,486	$14,248

The accompanying notes are an integral part of the combined financial statements.

OSW Predecessor

Combined Statements of Equity (Deficit)

(in thousands)

	Parent Equity (Deficit)
	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent Equity (Deficit)	Non- Controlling Interest	Total Equity (Deficit)
BALANCE, December 31, 2015	$247,426	$(70)	$247,356	$4,991	$252,347
Net income	14,903	—	14,903	3,261	18,164
Distributions to noncontrolling interest	—	—	—	(1,159)	(1,159)
Net distributions to Parent and its affiliates	(23,833)	—	(23,833)	—	(23,833)
Foreign currency translation adjustment	—	(655)	(655)	—	(655)

BALANCE, December 31, 2016	238,496	(725)	237,771	7,093	244,864
Net income	31,117	—	31,117	2,109	33,226
Distributions to noncontrolling interest	—	—	—	(4,606)	(4,606)
Net distributions to Parent and its affiliates	(48,572)	—	(48,572)	—	(48,572)
Foreign currency translation adjustment	—	369	369	—	369

BALANCE, December 31, 2017	221,041	(356)	220,685	4,596	225,281
Net income	9,886	—	9,886	3,857	13,743
Distributions to noncontrolling interest	—	—	—	(4,867)	(4,867)
Net distributions to Parent and its affiliates	(361,447)	—	(361,447)	—	(361,447)
Foreign currency translation adjustment	—	(293)	(293)	—	(293)

BALANCE, December 31, 2018	$(130,520)	$(649)	$(131,169)	$3,586	$(127,583)

The accompanying notes are an integral part of the combined financial statements.

OSW Predecessor

Combined Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,743	$33,226	$18,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,055	9,829	12,884
Amortization of deferred financing costs	1,243	—	—
Provision for doubtful accounts	18	18	18
Allocation of Parent corporate overhead	11,731	11,666	11,250
Deferred income taxes	(1)	3,350	(472)

Changes in:
Accounts receivable	(2,107)	(2,446)	(1,178)
Inventories	(6,966)	8,163	(2,969)
Prepaid expenses	(1,798)	(160)	(364)
Other current assets	(340)	100	(57)
Note receivable due from affiliate of Parent	(238)	(408)	(340)
Other non-current assets	652	(5,354)	(936)
Accounts payable	1,730	2,435	(639)
Accounts payable – related parties	(3,650)	9,260	33,059
Accrued expenses	7,698	(718)	2,138
Other current liabilities	499	(135)	(68)
Income taxes payable	(84)	1,063	2,449
Income tax contingency	—	—	3,500
Deferred rent	202	229	212

Net cash provided by operating activities	32,387	70,118	76,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,983)	(2,683)	(3,081)
Note receivable due from affiliate of Parent	—	—	(5,446)

Net cash used in investing activities	(4,983)	(2,683)	(8,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net distributions to Parent and its affiliates	(15,690)	(60,893)	(70,348)
Distributions to noncontrolling interest	(4,867)	(4,606)	(1,159)

Net cash used in financing activities	(20,557)	(65,499)	(71,507)

Effect of exchange rate changes on cash	(216)	124	(480)

Net increase (decrease) in cash and cash equivalents	6,631	2,060	(3,863)
Cash and cash equivalents, Beginning of period	8,671	6,611	10,474

Cash and cash equivalents, End of period	$15,302	$8,671	$6,611

The accompanying notes are an integral part of the combined financial statements.

OSW Predecessor

Combined Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,038	$364	$139

Interest	$30,344	$—	$—

Non-cash transactions:
Vendor-financed purchase of fixed assets	$306	$—	$—

Fixed assets transferred from Parent	$125	$—	$—

Allocation of Parent corporate overhead	$11,731	$11,666	$11,250

Assignment and assumption of Parent long-term debt	$351,197	$—	$—

Note receivable from affiliate of Parent forgiven by Parent	$6,841	$—	$—

Write-off of income tax payable for separate return method	$1,174	$1,033	$1,943

Accounts payable—related parties forgiven by Parent	$—	$—	$32,987

The accompanying notes are an integral part of the combined financial statements.

OSW PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2018

1. Organization

OSW Predecessor (the “Company”) is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure Limited (“Steiner Leisure” or “Parent”): OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and Steiner Marks Limited, (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC, Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., Steiner Resort Spas (North Carolina), Inc., OSW SoHo LLC, OSW Distribution LLC, Steiner Training Limited, STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited, Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited, The Onboard Spa by Steiner (Shanghai) Co., Ltd., Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C., Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Mandara Spa (Saipan), Inc., Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure, and (iv) the timetospa website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.).

The Company is a global provider and innovator in the fields of beauty and wellness. In facilities on cruise ships and in land-based spas, the Company strives to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. The Company’s services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, and medi-spa treatments. The Company also sells premium quality beauty products at its facilities and through its timetospa.com website. The predominant business, based on revenues, is sales of products and services on cruise ships and at land-based spas, followed by sales of products through the timetospa.com website.

On March 19, 2019, OneSpaWorld Holdings Limited (“OSWHL”) consummated the business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of November 1, 2018 (as amended on January 7, 2019, by Amendment No. 1 to Business Combination Agreement), by and among Steiner Leisure, Steiner U.S. Holdings, Inc., Nemo (UK) Holdco, Ltd., Steiner UK Limited, Steiner Management Services LLC, Haymaker Acquisition Corp (“Haymaker”), OSWHL, Dory US Merger Sub, LLC, Dory Acquisition Sub, Limited, Dory Intermediate LLC, and Dory Acquisition Sub, Inc.. Prior to the consummation of the Business Combination OSWHL was a wholly-owned subsidiary of Steiner Leisure. At the closing of the Business Combination, OSWHL became the ultimate parent company of Haymaker and the Company.

2. Summary of Significant Accounting Policies

a) Principles of Combination and Basis of Presentation

The Company’s combined financial statements include the accounts of the wholly-owned and indirect subsidiaries of the Parent listed in Note 1 and include the accounts of a company partially owned by OneSpaWorld Medispa (Bahamas) Limited, in which OneSpaWorld (Bahamas) Limited (100% owner of OneSpaWorld Medispa (Bahamas) Limited) has a controlling interest. Refer to Note 6 for more information on the noncontrolling interest. The combined financial statements also include the accounts and results of operations associated with the timetospa.com website owned by Elemis USA, Inc. The Company’s combined financial statements do not represent the financial position and results of operations of a legal entity but rather a combination of entities under common control of the Parent that have been “carved out” of the Parent’s consolidated financial statements and reflect significant assumptions and allocations. All significant intercompany transactions and balances have been eliminated in combination.

The accompanying combined financial statements and the notes to the combined financial statements may not be indicative of what they would have been had the Company actually been a separate stand-alone entity, nor are they necessarily indicative of the Company’s future results of operations, financial position and cash flows.

The accompanying combined financial statements include the assets, liabilities, revenues and expenses specifically related to the Company’s operations. The Company receives services and support from various functions performed by the Parent and costs associated with these functions have been allocated to the Company. These allocations are necessary to reflect all of the costs of doing business and include costs related to certain Parent corporate functions, including, but not limited to, senior management, legal, human resources, finance, IT and other shared services that have been allocated to the Company based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis determined by an estimate of the percentage of time Parent employees devoted to the Company, as compared to total time available or by the headcount of employees at the Parent’s corporate headquarters that are fully dedicated to the Company’s entities in relation to the total employee headcount. These allocated costs are reflected in salary and payroll taxes and administrative expenses in the combined statements of income. Management considers these allocations to be a reasonable reflection of the utilization of services by or benefit provided to the Company. However, the allocations may not be indicative of the actual expenses that would have been incurred had the Company operated as an independent, stand-alone entity.

Parent equity (deficit) represents the Parent controlling interest in the recorded net assets of the Company, specifically, the cumulative net investment by the Parent in the Company and cumulative operating results through the date presented. The net effect of the settlement of transactions between the Company, the Parent, and other affiliates of the Parent are reflected in the combined statements of equity (deficit) as net distributions to Parent and its affiliates, in the combined statements of cash flows as a financing activity, and in the combined balance sheets as net Parent investment.

Cash is managed centrally through bank accounts controlled and maintained by the Parent and its affiliates.

Transfers of cash to and from the Parent’s and its affiliates are reflected in net Parent investment in the combined balance sheets. Cash balances legally owned by the Company are included in the combined balance sheets. The Company has historically funded its operations with cash flow from operations, except with respect to certain expenses and operating costs that had been paid by the Parent on behalf of the Company, and, when needed, with borrowings under its credit facility. The Parent has paid on behalf of the Company expenses associated with the allocation of Parent corporate overhead and costs associated with the purchase of products from related parties and forgiven by Parent. Historical operating cash flows exclude the Company’s expenses and operating costs paid by the Parent on behalf of the Company. Consequently, the Company’s combined historical cash flows may not be indicative of cash flows had the Company actually been a separate stand-alone entity or future cash flows of the Company.

For the year ended December 31, 2018, the Company was assigned and assumed long-term debt of the Parent. Refer to Note 5 for more information on long-term debt.

Management believes the assumptions and allocations underlying the accompanying combined financial statements and notes to the combined financial statements are reasonable, appropriate and consistently applied for the periods presented. Management believes the accompanying combined financial statements reflect all costs of doing business.

The accompanying combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

b) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits funds fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss or lack of access to invested cash or cash equivalents; however, it can provide no assurance that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

c) Revenue Recognition

The Company recognizes revenues earned as services are provided and as products are sold. All taxable revenue transactions are presented on a net-of-tax basis. Revenue from gift certificate sales is recognized upon gift certificate redemption and upon recognition of “breakage” (non-redemption of a gift certificate after a specified period of time). The Company does not charge administrative fees on unused gift cards, and the Company’s gift cards do not have an expiration date. Based on historical redemption rates, a relatively stable percentage of gift certificates will never be redeemed. The Company uses the redemption recognition method for recognizing breakage related to certain gift certificates for which it has sufficient historical information. Under the redemption recognition method, revenue is recorded in proportion to, and over the time period gift cards are actually redeemed. Breakage is recognized only if the Company determines that it does not have a legal obligation to remit the value of unredeemed gift certificates to government agencies under the unclaimed property laws in the relevant jurisdictions. The Company determines the gift certificate breakage rate based upon historical redemption patterns. At least three years of historical data, which is updated annually, is used to estimate redemption patterns.

d) Cost of Revenues

Cost of services consists primarily of the cost of product consumed in the rendering of a service, an allocable portion of wages paid to shipboard employees, an allocable portion of payments to cruise lines (which are derived as a percentage of service revenues or a minimum annual rent or a combination of both), an allocable portion of staff-related shipboard expenses, costs related to recruitment and training of shipboard employees, wages paid directly to destination resort employees, payments to destination resort venue owners, and health and wellness facility depreciation.

Cost of products consists primarily of the cost of products sold through the Company’s various methods of distribution, an allocable portion of wages paid to shipboard employees, an allocable portion of payments to cruise lines (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both), and an allocable portion of staff-related shipboard expenses.

e) Inventories

Inventories, consisting principally of beauty products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for resale. The majority of inventory is purchased from related parties. Refer to Note 10 for more information on transactions with related parties.

f) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs, which do not add to the value of the related assets or materially extend their original lives, are expensed as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized in a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets.

g) Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When estimating future cash flows, the Company considers:

•	only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group;

•	potential events and changes in circumstance affecting key estimates and assumptions; and

•	the existing service potential of the asset (asset group) at the date tested.

If an asset (asset group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset (asset group) exceeds its fair value. When determining the fair value of the asset (asset group), the Company considers the highest and best use of the assets from a market-participant perspective. The fair value measurement is generally determined through the use of independent third-party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects assumptions of what market participants would utilize to price the asset (asset group).

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be abandoned, or from which no further benefit is expected, are written down to zero at the time that the determination is made, and the assets are removed entirely from service.

h) Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in administrative expenses. The shipping and handling costs included in administrative expenses in the accompanying combined statements of income for the years ended December 31, 2018, 2017 and 2016 were $0.4 million, $0.5 million and $0.8 million, respectively.

i) Advertising

Substantially, all of the Company’s advertising costs are charged to expense as incurred, except costs that result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising expenses included in cost of revenues and operating expenses in the accompanying combined statements of income for the years ended December 31, 2018, 2017 and 2016 were $3.7 million, $2.9 million and $2.6 million, respectively. Advertising costs included in prepaid expenses in the accompanying combined balance sheets as of December 31, 2018 and 2017 were $0.8 million and $0.6 million, respectively.

j) Income Taxes

The Company’s United States (“U.S.”) entities, other than those that are domiciled in U.S. territories, file their U.S. tax return as part of a consolidated tax filing group, while the Company’s entities that are domiciled in U.S. territories file specific returns. In addition, the Company’s foreign entities file income tax returns in their respective countries of incorporation, where required. For the purposes of these financial statements, the Company is accounting for income taxes under the separate return method of accounting. This method requires the allocation of current and deferred taxes to the Company as if it were a separate taxpayer. Under this method, the resulting portion of current income taxes payable that is not actually owed to the tax authorities is written-off through equity. Accordingly, income taxes payable in the combined balance sheets, as of December 31, 2018 and 2017 reflects current income tax amounts actually owed to the tax authorities, as of those dates, as well as the accrual for uncertain tax positions. The write-off of current income taxes payable not actually owed to the tax authorities is included in net Parent investment in the accompanying combined balance sheets as of December 31, 2018 and 2017. Deferred income taxes are recognized based upon the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax assets will not be realized. The majority of the Company’s income is generated outside of the U.S.

The Company believes a large percentage of its shipboard service’s income is foreign-source income, not effectively connected to a business it conducts in the U.S. and, therefore, not subject to U.S. income taxation.

The Company recognizes interest and penalties within the provision for income taxes in the combined statements of income. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued, therefore, will be reduced and reflected as a reduction of the overall income tax provision.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis, which is more than 50% likely of being realized upon ultimate settlement.

k) Foreign Currency Transactions

For currency exchange rate purposes, assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates, and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive loss caption of the Company’s combined balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the administrative expenses caption of the combined statements of income for the years ended December 31, 2018, 2017 and 2016 were ($0.4) million, $0.7 million and ($0.2) million, respectively.

l) Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy.

The three levels of inputs used to measure fair value are as follows:

•	Level 1—Value is based on quoted prices in active markets for identical assets and liabilities.

•

Level 2—Value is based on observable inputs other than quoted prices included in Level 1. This includes dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Value is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company has no assets or liabilities that are recorded at fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2018, 2017 and 2016.

Cash and cash equivalents are reflected in the accompanying combined balances at cost, which approximated fair value, estimated using Level 1 inputs, as they are maintained with various high-quality financial institutions and having original maturities of three months or less. The carrying value of the note receivable due from affiliate of the Parent (see Note 10) approximates fair value through inputs inherent to the originating value of the loan, such as interest rate and ongoing credit risk (estimated using Level 3 inputs).

The fair value of outstanding long-term debt is estimated at $372.2 million at December 31, 2018 using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement.

m) Subsequent Events

The Company has evaluated all subsequent events for potential recognition and disclosure through March 25, 2019, the date the combined financial statements were available to be issued.

On March 1, 2019, the outstanding balance of the Company’s long-term debt was repaid by the Parent on behalf of the Company without the Parent making any cash contribution to the Company. The forgiveness of debt was accounted for by the Company as a financing transaction and a non-cash capital contribution and a non-cash reduction of debt.

n) Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. The impairment is the amount, if any, by which the implied fair value of goodwill and other indefinite-lived tangible assets are less than the carrying or book value. Annually, each October 1, the Company performs the required annual impairment test for each reporting unit.

The Company has two operating segments: (1) Maritime and (2) Destination Resorts. The Maritime and Destination Resorts operating segments each have associated goodwill, and each has been determined to be a reporting unit.

There was no impairment for the years ended December 31, 2018, 2017 and 2016.

o) Intangible Assets

Intangible assets include the cost of a trade name, contracts with cruise lines and leases with hotels and resorts.

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets for each of the years ended December 31, 2018, 2017 and 2016 was $3.5 million. Amortization expense is estimated to be $3.5 million in each of the next five years beginning in 2019.

Contracts with cruise lines are generally renewed every five years. The Company has the intent and ability to renew such contracts over the estimated useful lives of the assets. Costs incurred to renew contracts are capitalized and amortized to cost of revenues and operating expenses over the term of the contract.

Lease agreements with hotels and resorts in which the Company operates are generally renewed every ten years. The Company had the intent and ability to renew such contracts.

At October 1, 2018 and 2017, the Company performed the required annual impairment test for the intangible asset with an indefinite life and determined that there was no impairment.

The balance of other intangible assets is as follows (in thousands):

	December 31,
	2018	2017
Intangible assets with indefinite lives (trade-name)	$5,000	$5,000
Intangible assets with definite lives, net	126,517	130,038

Total intangibles assets, net	$131,517	$135,038

At December 31, 2018, the cost, accumulated amortization, and net balance of the definite-lived intangible assets were as follows (in thousands):

	Cost	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life (Yrs.)
Contracts	$130,000	$(10,210)	$119,790	36
Lease agreements	7,300	(573)	6,727	36

	$137,300	$(10,783)	$126,517

At December 31, 2017, the cost, accumulated amortization, and net balance of the definite-lived intangible assets were as follows (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (Yrs.)
Contracts	$130,000	$(6,877)	$123,123	37
Lease agreements	7,300	(385)	6,915	37

	$137,300	$(7,262)	$130,038

p) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates. Significant estimates include the assessment of the recovery of long-lived assets, goodwill, and other intangible assets; the determination of deferred income taxes, including valuation allowances; the useful lives of definite-lived intangible assets and property and equipment; and allocations of Parent costs.

q) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. As of December 31, 2018, and 2017, the Company had three cruise companies that represented greater than 10% of accounts receivable. The Company does not normally require collateral or other security to support normal credit sales. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company records an allowance for doubtful accounts with respect to accounts receivable using historical collection experience, and generally, an account receivable balance is written off once it is determined to be uncollectible. The Company reviews the historical collection experience and considers other facts and circumstances and adjusts the calculation to record an allowance for doubtful accounts as appropriate. If the Company’s current collection trends were to differ significantly from historic collection experience, the Company would make a corresponding adjustment to the allowance. The allowance for doubtful accounts was $0.5 million as of December 31, 2018 and 2017. Bad debt expense is included within administrative operating expenses in the accompanying combined statements of income and is not significant for the years ended December 31, 2018, 2017 and 2016.

r) Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2018 that are of significance, or potential significance, to the Company based on its current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In May 2014, the FASB issued ASU 2014-09. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry specific guidance throughout the Industry Topics of the ASC. Additionally, ASU 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts.

In periods subsequent to the initial issuance of this ASU, the FASB has issued additional ASU’s clarifying items within Topic 606, as follows:

•

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The amendments in ASU 2016-08 serve to clarify the implementation guidance on principal versus agent considerations.

•

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance (while retaining the related principles for those areas).

•

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). The purpose of ASU 2016-12 is to address certain issues identified to improve Topic 606 by enhancing guidance on assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration and completed contracts and contract modifications at transition.

The FASB issued updates ASU 2016-08, ASU 2016-10 and ASU 2016-12 to provide guidance to improve the operability and understandability of the implementation guidance included in ASU 2014-09. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective date and transition requirements of ASU 2015-14, which defers the effective date and transition of ASU 2014-09 annual reporting periods beginning after

December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt this standard, other related revenue standard clarifications and technical guidance effective for the annual period ending December 31, 2019 and quarterly periods beginning January 1, 2020. The Company has elected the modified retrospective transition approach. Under this method, the standard will be applied only to the most current period presented and the cumulative effect of applying the standard will be recognized at the date of initial application. The Company is progressing through its implementation plan and is continuing to evaluate the impact of the standard on its processes, accounting systems, controls and financial disclosures. The Company is not able to determine at this time if the adoption of this guidance will have a material impact on the Company’s combined financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update requires lessees to recognize for all leases with a term of 12 months or more at the commencement date: (a) a lease liability or a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset or a lessee’s right to use or control the use of a specified asset for the lease term. Under the update, lessor accounting remains largely unchanged. The update requires a modified retrospective transition approach for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements and do not require any transition accounting for leases that expire before the earliest comparative period presented. The update is effective retrospectively for annual periods beginning after December 15, 2019, and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is not able to determine at this time if the adoption of this guidance will have a material impact on the Company’s combined financial statements.

In March 2016, the FASB issued ASU 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-04 requires entities that sell certain prepaid stored-value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage (i.e., the value that is ultimately not redeemed by the consumer). This guidance is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. Entities can use either a full retrospective approach, meaning they would apply the guidance to all periods presented, or a modified retrospective approach, meaning they would apply it only to the most current period presented with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the methods and impact of adopting this new guidance on its combined financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This ASU amends the Board’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit losses model) that is based on an expected losses model rather than an incurred losses model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of GAAP by decreasing the number of impairment models that entities use to account for debt instruments. The update is effective for fiscal years beginning after December 15, 2020. The Company is currently assessing the future impact the adoption of this guidance will have on its combined financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under existing guidance. The update is effective for annual periods beginning after December 15, 2018. The amendments should be applied using a retrospective transition method to each period presented. The Company does not anticipate the adoption of this guidance will have a material impact on its combined financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory:” (“ASU 2016-16”) This ASU was issued as part of the Board’s initiative to reduce complexity in accounting standards. This ASU eliminates an exception in ASC 740, which prohibits the immediate recognition of income tax consequences of intra-entity asset transfers other than inventory. Under ASU 2016-16, entities will be required to recognize the immediate current and deferred income tax effects of intra-entity asset transfers, which often involve a subsidiary of a company transferring intellectual property to another subsidiary. The new guidance will be effective for annual periods beginning after December 15, 2018. This ASU’s amendments should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. The Company does not anticipate the adoption of this guidance will have a material impact on its combined financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update is effective for annual periods beginning after December 15, 2018. The Company does not anticipate the adoption of this guidance will have a material impact on its combined financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by clarifying the definition of a business. The definition of a business affects many areas of accounting including acquisition, disposals, goodwill and consolidation. The update is effective for annual periods beginning after December 31, 2018. The amendments in this update should be applied prospectively on or after the effective date. The Company does not anticipate the adoption of this guidance will have a material impact on the Company’s combined financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Previously, in computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The new guidance is effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the future impact the adoption of this guidance will have on its combined financial statements.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Useful Life	December 31,
	In Years	2018	2017
Furniture and fixtures	5 – 7	$4,735	$3,991
Computers and equipment	3 – 8	7,127	5,404
Leasehold improvements	Term of lease	24,665	21,890

		36,527	31,285
Less: Accumulated depreciation and amortization		(20,288)	(13,913)

		$16,239	$17,372

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 were $6.5 million, $6.3 million and $7.5 million, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Operative commissions	$4,663	$4,607
Minimum cruise line commissions	5,648	4,230
Payroll and bonuses	5,037	2,768
Interest	2,513	—
Other	9,350	7,908

	$27,211	$19,513

5. Long-term Debt

On January 11, 2018, the Company entered into an assignment and assumption of third-party debt (the “Term Credit Agreement”) of $356.2 million from the Parent with a maturity date on December 9, 2021. Long-term debt is presented net of related unamortized deferred financing costs of $3.7 million on the combined balance sheet as of December 31, 2018. The Company amortizes debt issuance costs as interest expense over the term of the related debt using the effective interest method in the accompanying combined statements of income. Interest costs incurred were $34.1 million, inclusive of amortization of deferred financing costs of $1.3 million, for the year ended December 31, 2018. In connection with the Term Credit Agreement, the Company entered into pledge and security agreements with the applicable lenders as collateral agent, pledging substantially all of its assets as collateral.

The Company can elect to apply a base rate or LIBOR rate of interest on the Term Credit Agreement. Interest shall be paid, with respect to any base rate loan, the first day of each month and with respect to any LIBOR rate loan, on the last day of each interest period with respect thereto and for any LIBOR rate loan with an interest period of three months, at the end of each three-month period during such interest period.

The Term Credit Agreement contains customary affirmative, negative and financial covenants, including limitations on dividends and funded debt. The Company is in compliance with these covenants.

As of December 31, 2018, the interest rate on the Term Credit Agreement was based on (at the Parent’s election) either LIBOR plus a predetermined margin that ranged from 7.00% to 7.50%, or the base rate as defined in the

Term Credit Agreement plus a predetermined margin that ranged from 6.00% to 6.50%, in each case based on the Parent’s consolidated total leverage ratio. As of December 31, 2018, the Parent elected the LIBOR rate and the applicable margin was 7.25% per annum.

6. Noncontrolling Interest

The Company has a 60% controlling interest and a third party has a 40% noncontrolling interest of Medispa Limited, a Bahamian entity that is a subsidiary of the Company. The operations of MediSpa Limited relate to the delivery of non-invasive aesthetic services, provision of related services, and the sale of related products onboard passenger cruise ships and at hotel and resort spas outside the tax jurisdiction of the U.S. As of December 31, 2018 and 2017, the noncontrolling interest was $3.6 million and $4.6 million, respectively.

7. Income Taxes

Income before provision for income taxes consists of (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S.	$2,871	$3,047	$2,967
Foreign	11,960	35,442	20,812

	$14,831	$38,489	$23,779

The provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. Federal	$461	$3,919	$1,161
U.S. State	159	267	309
Foreign	468	1,077	4,145

	$1,088	$5,263	$5,615

Current	$1,089	$1,913	$6,087
Deferred	(1)	3,350	(472)

	$1,088	$5,263	$5,615

A reconciliation of the difference between the expected (benefit) provision for income taxes using the U.S. federal tax rate and our actual provision is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Provision using statutory
U.S. federal tax rate	$3,114	$13,471	$8,323
Foreign rate differential	(1,730)	(11,222)	(6,449)
Rate change on deferred	—	2,652	—
State taxes	126	277	286
Non-taxable income	(439)	(396)	(220)
Permanent differences	141	71	178
Uncertain tax position	(68)	487	3,500
Other	(56)	(77)	(3)

Total	$1,088	$5,263	$5,615

The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate for 2018 and a 35% U.S. federal income tax rate for 2017 and 2016, and the Company’s actual provision is primarily attributable to foreign rate differential including income earned in jurisdictions not subject to income taxes, and, for the year ended December 31, 2017, the effect of the change in the U.S. corporate income tax rate on the Company’s net U.S. deferred tax assets.

A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	December 31,
	2018	2017	2016
Beginning balance	$1,781	$1,559	$—
Gross (decreases) increases—prior period tax position	(84)	222	1,559

Ending balance	$1,697	$1,781	$1,559

As of December 31, 2018, 2017 and 2016, the Company accrued $3.9 million, $4.0 million and $3.5 million, respectively, for uncertain tax positions, including interest and penalties that, if recognized, would affect the effective income tax rate.

The Company classifies interest and penalties on uncertain tax positions as a component of provision for income taxes in the combined statements of income. Accrued interest and penalties related to uncertain tax positions are $2.2 million as of December 31, 2018 and 2017 and are included in income tax contingency in the accompanying combined balance sheets. Deferred income taxes consist of the following (in thousands):

	December 31,
	2018	2017
Deferred income tax assets:
Unicap and inventory reserves	$41	$26
Allowance for doubtful accounts	8	8
Depreciation and amortization	3,731	4,095
Other reserves and accruals	277	224
Gift certificates	208	108

Total deferred income tax assets	4,265	4,461
Deferred income tax liabilities:
Unrealized foreign exchange	—	(197)

Net deferred income tax assets	$4,265	$4,264

Certain U.S. entities of the Company have available net U.S. federal operating loss carry forwards (“NOLs”) as a result of the fact that the Parent’s U.S. consolidated tax filing group, which includes the Company’s U.S. entities, has historically generated taxable losses. However, no deferred tax assets were recorded related to NOLs based on the separate return method of accounting. Approximately $17.5 million of the estimated $18.2 million of total NOLs is subject to Section 382 limitation. Under U.S. tax law, NOLs generated during tax years ending on or before December 31, 2017 can be carried back for two taxable years and carried forward for 20 taxable years, while NOLs generated during tax years after December 31, 2017 cannot be carried back and can be carried forward indefinitely. The Company’s NOLs will begin to expire in 2022 and subsequent years.

As the Company accounts for income taxes under the separate return method, the combined statements of equity for the years ended December 31, 2018, 2017 and 2016 include $1.2 million, $1.0 million and $1.9 million, respectively, of current income taxes payable that were included in net Parent investment, as such income taxes are not actually owed to the tax authorities. The Company is subject to routine audits by U.S. federal, state, local, and foreign tax authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. The tax years 2014-2018 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as the U.S. and Italy.

In November 2016, the Company was notified by a foreign tax authority of a disagreement over how the withholding tax exemption was applied on dividend distributions. On February 17, 2017, the Company received a formal assessment related to this matter. The Company is disputing the assessment and believes that adequate accrual has been established for this matter. The Company has included $(0.1) million and $0.5 million of unrecognized tax benefit in the provision for income taxes for the years ended December 31, 2018 and 2017, respectively, which comprises the impact of foreign exchange movements on the income tax contingency accrual.

U.S. Tax Reform

On December 22, 2017, the U.S. enacted significant changes to tax law following the passage and signing of The Tax Cuts and Jobs Act (“TCJA”). The Company has completed the analysis of the tax accounting implications of the TCJA during the year ended December 31, 2018 in accordance with the terms of SEC Staff Bulletin 118. The Company did not record any adjustments in the year ended December 31, 2018 to provisional amounts that were material to its combined financial statements.

8. Commitment and Contingencies

Cruise Line Agreements

A large portion of the Company’s revenues are generated on cruise ships. The Company has entered into agreements of varying terms with the cruise lines under which services and products are paid for by cruise passengers. These agreements provide for the Company to pay the cruise line commissions for use of their shipboard facilities, as well as fees for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount, or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. The Company recognizes all expenses related to cruise line commissions, minimum guarantees, and staff shipboard meals and accommodations, generally, as they are incurred and includes such expenses in cost of revenues and operating expenses in the accompanying combined statements of income. For cruises in process at period end, an accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner.

Pursuant to agreements that provide for minimum commissions, the Company guaranteed the following amounts as of December 31, 2018 (in thousands):

Year	Amount
2019	$122,677
2020	8,000
2021	—

$130,677

Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of the Company’s total revenues in 2018, 2017, and 2016, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, P&O, Princess and Seabourn cruise lines): 48.5%, 48.6% and 48.1%, and Royal Caribbean (including Royal Caribbean, Pullmantur, Celebrity and Azamara cruise lines): 21.0%, 20.8% and 20.2%, and Norwegian Cruise Line 13.8%, 13.0% and 13.2%.

Operating Leases

The Company leases office and warehouse space, as well as office equipment and automobiles, under operating leases. The Company also makes certain payments to the owners of the venues where destination resort health and wellness centers are located. Destination resort health and wellness centers generally require rent based on a percentage of revenues. In addition, as part of the rental arrangements for some of the destination resort health and wellness centers, the Company is required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years. Rental expense incurred under operating leases for the years ended December 31, 2018, 2017 and 2016 were $9.5 million, $8.8 million and $9.5 million, respectively. Minimum annual commitments under operating leases at December 31, 2018 are as follows (in thousands):

Year	Amount
2019	$3,443
2020	2,772
2021	2,569
2022	2,365
2023	2,032
Thereafter	10,263

$23,444

9. Pledge and Security Agreements

In December 2015, in connection with credit facilities of the Parent, which provide for $650 million in borrowings and mature in 2020 and 2021, of which $356.2 million was assigned and assumed on January 11, 2018, as discussed in Note 5, the Company, along with other affiliates of the Parent, entered into pledge and security agreements with the applicable lender as collateral agent pledging substantially all of their assets as collateral.

10. Transactions with Related Parties

The Company purchases beauty products from wholly-owned subsidiaries of the Parent for resale to its customers. In 2017, the Company entered into a supply agreement with a wholly-owned subsidiary of the Parent company, which established the prices at which beauty products will be purchased by the Company from the supplier for a term of ten years. This supply agreement was subsequently amended and restated in 2018. Purchases of beauty products from related parties and cost of revenues are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Purchases	$25,491	$20,943	$35,390
Cost of revenues	$22,995	$28,903	$36,114

Inventories on hand related to these purchases and accounts payable owed to the supplier entities related to the purchases is as follows (in thousands):

	December 31,
	2018	2017
Inventory	$17,268	$14,772
Accounts payable—related parties	$6,553	$10,203

For the year ended December 31, 2016, $33.0 million of the then outstanding accounts payable to supplier entities related to these purchases were forgiven by the Parent. Such accounts payable—related parties forgiven by the Parent were considered contributions of capital from the Parent in the combined financial statements of the Company.

The Company entered into a loan agreement with a wholly-owned subsidiary of the Parent (the “Borrower”), for €5.0 million on February 25, 2016. The note receivable is due in full by January 3, 2021 and bears an annual interest rate of 7.50%. The note receivable is accounted for on an amortized cost basis, and interest is recognized using the effective interest rate method. On July 27, 2018, the Parent settled the outstanding principal amount and all accrued interest under this loan agreement. This note receivable from affiliate of Parent and related unpaid accrued interest forgiven by Parent totaling approximately $6.8 million were considered contributions of capital from the Parent in the combined financial statements of the Company. As of December 31, 2017, the outstanding balance of the note receivable from an affiliate of the Parent was €5.0 million, or $6.0 million. Interest income earned on the loan was $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in the combined statements of income.

The Company receives services and support from various functions performed by the Parent. These expenses relate to allocations of Parent corporate overhead. Included in Salary and Payroll taxes in the combined statements of income for the years ended December 31, 2018, 2017 and 2016 were $9.1 million, $9.2 million and $8.5 million, respectively. Included in Administrative expenses in the combined statements of income the years ended December 31, 2018, 2017 and 2016 were $2.6 million, $2.5 million and $2.8 million, respectively.

11. Profit Sharing Plans

Eligible employees participate in the Company’s profit sharing retirement plan and a profit sharing plan of the Parent, which are qualified under Section 401(k) of the Internal Revenue Code. With respect to the Parent’s profit sharing retirement plan, the Company’s Parent makes discretionary annual matching contributions in cash based on a percentage of eligible employee compensation deferrals. The contribution to the plans, included in Salary and Payroll taxes in the combined statements of income, for each of the the years ended December 31, 2018, 2017 and 2016 was $0.3 million.

12. Segment and Geographic Information

The Company operates facilities on cruise ships and in destination resort health and wellness centers, which provide health and wellness services and sell beauty products onboard cruise ships and destination resort health and wellness centers. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer, who is the Company’s chief operating decision maker (CODM), in determining how to allocate the Company’s resources and evaluate performance.

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues:
U.S.	$27,166	$30,851	$33,278
Not connected to a country	491,244	455,782	421,489
Other	22,368	20,052	21,517

Total	$540,778	$506,685	$476,284

	December 31,
	2018	2017
Property and equipment, net:
U.S.	$6,838	$4,896
Not connected to a country	2,188	2,558
Other	7,213	9,918

Total	$16,239	$17,372