Form 10-Q
period 2019-03-31
ONESPAWORLD HOLDINGS Ltd
filed 2019-05-15
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38843

OneSpaWorld Holdings Limited

(Exact name of Registrant as Specified in its Charter)

Commonwealth of The Bahamas	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Shirley House 253 Shirley Street P.O. Box N-624 Nassau, The Bahamas	Not Applicable
(Address of principal executive offices)	(Zip Code)

(242) 356-0006

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value (U.S.) $0.0001 per share	OSW	The Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2019, 61,118,298 common shares were outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	Successor	Predecessor
	Consolidated	Combined
	As of March 31, 2019	As of December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,269	$15,302
Accounts receivable, net	25,546	25,352
Inventories	35,430	32,265
Prepaid expenses	7,877	6,617
Other current assets	1,255	1,424

Total current assets	86,377	80,960

Property and equipment, net	25,981	16,239
Intangible assets, net	632,718	131,517
Goodwill	199,379	33,864
OTHER ASSETS:
Deferred tax assets	8,407	4,265
Other non-current assets	530	5,814

Total other assets	8,937	10,079

Total assets	$953,392	$272,659

LIABILITIES, EQUITY AND (DEFICIT)
LIABILITIES:
Accounts payable	$15,114	$7,595
Accounts payable - related parties	—	6,553
Accrued expenses	24,712	27,211
Income taxes payable	1,883	670
Current portion of long-term debt	2,085	—
Other current liabilities	887	1,210

Total current liabilities	44,681	43,239
Deferred rent	702	645
Income tax contingency	3,900	3,918
Long-term debt, net	237,352	352,440

Total liabilities	$286,635	$400,242

Commitments and contingencies
EQUITY (DEFICIT):
Common stock, $0.0001 par value, 250,000,000 shares authorized, 61,118,298 shares issued and outstanding at March 31, 2019	6	—
Additional paid-in capital	684,531	—
Accumulated deficit	(22,683)	—
Net Parent investment	—	(130,520)
Accumulated other comprehensive loss	(825)	(649)

Total OneSpaWorld stockholders’ equity and Parent’s deficit	661,029	(131,169)

Noncontrolling interest	5,728	3,586

Total equity and (deficit)	666,757	(127,583)

Total liabilities and equity and (deficit)	$953,392	$272,659

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Successor	Predecessor
	Consolidated	Combined
	March 20, 2019 to March 31, 2019	January 1, 2019 to March 19, 2019	Three Months Ended March 31, 2018
REVENUES:
Service revenues	$14,713	$91,280	$98,046
Product revenues	4,301	27,172	30,848

Total revenues	19,014	118,452	128,894

COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	12,386	76,836	83,178
Cost of products	3,590	23,957	27,066
Administrative	2,517	2,498	2,285
Salary and payroll taxes	21,215	29,349	3,827
Amortization of intangible assets	582	755	867

Total cost of revenues and operating expenses	40,290	133,395	117,223

(Loss) income from operations	(21,276)	(14,943)	11,671

OTHER INCOME (EXPENSE), NET:
Interest expense	(557)	(6,316)	(7,359)
Loss on extinguishment of debt	—	(3,413)	—
Other income (expense)	—	—	(31)

Total other income (expense), net	(557)	(9,729)	(7,390)

(Loss) income before provision for income taxes	(21,833)	(24,672)	4,281
PROVISION FOR INCOME TAXES	746	109	498

Net (loss) income	(22,579)	(24,781)	3,783
Net income attributable to noncontrolling interest	104	678	900

Net (loss) income attributable to common shareholders and Parent, respectively	$(22,683)	$(25,459)	$2,883

Loss per share (Note 2):
Basic and diluted loss per share	$(0.37)
Basic and diluted weighted average shares outstanding	61,118,298

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Successor	Predecessor
	Consolidated	Combined
	March 20, 2019 to March 31, 2019	January 1, 2019 to March 19, 2019	Three Months Ended March 31, 2018
Net (loss) income	$(22,579)	$(24,781)	$3,783
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(825)	(165)	189

Total other comprehensive income (loss) net of tax	(825)	(165)	189

Comprehensive (loss) income	(23,404)	(24,946)	3,973
Comprehensive (loss) income attributable to noncontrolling interest	104	678	900

Comprehensive (loss) income attributable to common shareholders and Parent, respectively	$(23,508)	$(25,624)	$3,073

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

AND (DEFICIT)

(Unaudited)

(in thousands)

	Combined
		Accumulated	Total
		Other	Parent’s	Non -
	Net Parent	Comprehensive	Equity	Controlling
Predecessor:	Investment	Loss	(Deficit)	Interest	Total
BALANCE, December 31, 2017	$221,041	$(356)	$220,685	$4,596	$225,281
Net income	2,883	—	2,883	900	3,783
Net distributions to Parent and affiliates	(9,088)	—	(9,088)	—	(9,088)
Foreign currency translation adjustment	—	189	189		189

BALANCE, March 31, 2018	$214,836	$(167)	$214,669	$5,496	$220,165

BALANCE, December 31, 2018	$(130,520)	$(649)	$(131,169)	$3,586	$(127,583)
Net loss	(25,459)	—	(25,459)	678	(24,781)
Distributions to noncontrolling interest	—	—	—	(267)	(267)
Net contributions from the Parent and affiliates	351,802	—	351,802	—	351,802
Foreign currency translation adjustment	—	(165)	(165)		(165)

BALANCE, March 19, 2019	$195,823	$(814)	$195,009	$3,997	$199,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

AND (DEFICIT)

(CONTINUED)

(Unaudited)

(in thousands, except per share data)

	Consolidated
				Accumulated
	Issued		Additional	Other		Total	Non -
	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’	Controlling
	Shares	Stock	Capital	Loss	Earnings	Equity	Interest	Total
Successor:
BALANCE, March 20, 2019(1)	61,118,298	$6	$664,160	$—	$—	$664,166	$5,624	$669,790
Net loss	—	—	—	—	(22,683)	(22,683)	104	(22,579)
Stock-based compensation	—	—	20,371	—	—	20,371	—	20,371
Foreign currency translation adjustment	—	—	—	(825)	—	(825)	—	(825)

BALANCE, March 31, 2019	61,118,298	$6	$684,531	$(825)	$(22,683)	$661,029	$5,728	$666,757

(1)

Initial equity balances of the Successor reflect the equity of the accounting acquirer, Haymaker, and the issuance of common stock, warrants and cash contributed by Haymaker in connection with the acquisition of OSW Predecessor.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor	Predecessor
	Consolidated	Combined
	March 20, 2019 to	January 1, 2019 to	Three Months Ended
	March 31, 2019	March 19, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(22,579)	$(24,781)	$3,783
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	854	1,989	2,444
Amortization of deferred financing costs	29	213	284
Stock-based compensation	20,371	—	—
Provision for doubtful accounts	—	8	21
Loss on extinguishment of debt	—	3,413	—
Allocation of Parent corporate overhead	—	—	2,787
Deferred income taxes	—	—	82
Changes in:
Accounts receivable, net	(1,873)	1,671	(2,254)
Inventories	(1,280)	(406)	1,822
Prepaid expenses	(2,333)	1,073	(143)
Other current assets	—	213	221
Other noncurrent assets	6,245	(1,003)	(190)
Accounts payable	(794)	8,313	5,275
Accounts payable - related parties	—	(6,553)	(10,203)
Accrued expenses	(22,293)	19,792	10,248
Other current liabilities	(16)	(288)	(6)
Income taxes payable	1,171	42	475
Deferred rent	—	37	21

Net cash (used in) provided by operating activities	(22,498)	3,733	14,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(517)	(1,355)
Acquisition of OSW Predecessor	(711,292)	—	—

Net cash used in investing activities	(711,292)	(517)	(1,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	122,499	—	—
Cash contribution from Haymaker	374,358	—	—
Proceeds from the term loan facilities	245,900	—	—
Payment of deferred financing costs	(6,492)	—	—
Net distributions to Parent and its affiliates	—	(4,262)	(9,988)
Distributions to noncontrolling interest	—	(267)	—

Net cash provided by (used in) financing activities	736,265	(4,529)	(9,988)

Effect of exchange rate changes on cash	(844)	649	(145)

Net (decrease) increase in cash and cash equivalents	1,631	(664)	3,179

Cash and cash equivalents, Beginning of period	14,638	15,302	8,671

Cash and cash equivalents, End of period	$16,269	$14,638	$11,850

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Successor	Predecessor
	Consolidated	Combined
	March 20, 2019 to	January 1, 2019 to	Three Months Ended
	March 31, 2019	March 19, 2019	March 31, 2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$—	$73	$51

Interest	$—	$—	$—

Non-cash transactions:
Equity consideration paid in connection with the Business Combination	$167,300

Allocation of Parent corporate overhead	$—	$—	$2,787

Assignment and assumption of long-term debt	$—	$—	$351,197

Repayment of long-term debt by Parent on behalf of the Company	$—	$351,482	$—

Write-off income tax payable for separate return provision	$—	$—	$148

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

1. ORGANIZATION

OneSpaWorld Holdings Limited (“OneSpaWorld” or the “Company”) is an international business company incorporated under the laws of the Commonwealth of The Bahamas. OneSpaWorld is a global provider and innovator in the fields of beauty and wellness. In facilities on cruise ships and in land-based spas, the Company strives to create a relaxing and therapeutic environment where guests can receive beauty and body treatments of the highest quality. The Company’s services include traditional and alternative massage, body and skin treatment options, fitness, acupuncture, and medispa treatments. The Company also sells premium quality beauty products at its facilities and through its timetospa.com website. The predominant business, based on revenues, is sales of services and products on cruise ships and at land-based spas, followed by sales of products through the timetospa.com website.

On March 19, 2019 (the “Business Combination Date”), OneSpaWorld consummated a business combination pursuant to that certain Business Combination Agreement, dated as of November 1, 2018 (as amended on January 7, 2019, by Amendment No. 1 to the Business Combination Agreement), by and among Steiner Leisure Limited (“Steiner Leisure”), or Parent, Steiner U.S. Holdings, Inc., Nemo (UK) Holdco, Ltd., Steiner UK Limited, Steiner Management Services, LLC, Haymaker Acquisition Corp. (“Haymaker”), OneSpaWorld, Dory US Merger Sub, LLC, Dory Acquisition Sub, Limited, Dory Intermediate LLC, and Dory Acquisition Sub, Inc. (the “Business Combination”). Prior to the consummation of the Business Combination, OneSpaWorld was a wholly-owned subsidiary of Steiner Leisure. On the Business Combination Date, OneSpaWorld became the ultimate parent company of Haymaker and OSW Predecessor (“OSW”).

Haymaker was organized as a blank check company incorporated in Delaware on April 27, 2017 and was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October 27, 2017, Haymaker consummated an initial public offering (“IPO”) of its Class A common shares (the “Haymaker Class A Shares”), generating gross proceeds of approximately $300,000,000. The net proceeds from the IPO were subsequently placed in a trust account for the intended purpose of being applied toward consummating a business combination.

OSW is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and Steiner Marks Limited, (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC, Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., Steiner Resort Spas (North Carolina), Inc., OSW SoHo LLC, OSW Distribution LLC, Steiner Training Limited, STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas)

Limited, Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited, The Onboard Spa by Steiner (Shanghai) Co., Ltd., Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C., Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Mandara Spa (Saipan), Inc., Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure, and (iv) the timetospa website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.).

The Business Combination was accounted for using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Haymaker was deemed to be the accounting acquirer and OSW the accounting acquiree. As a result, the post-Business Combination financial statements of OneSpaWorld reflect the new basis of accounting for OSW.

Transaction costs, consisting primarily of debt issuance costs of $6,492,000 are recorded as deferred financing costs in the accompanying consolidated balance sheet. Under ASC 805, acquisition-related transaction costs are not included as a component of consideration transferred but are accounted for as expenses in the period in which such costs are incurred, or, if related to the issuance of debt or equity, capitalized as debt issuance costs or recorded as a reduction in proceeds to additional paid-in capital, respectively. Acquisition-related transaction costs incurred as part of a business combination include estimated fees related to the issuance of long-term debt, underwriting fees, as well as advisory, legal and accounting fees.

Upon completion of the Business Combination, the Haymaker selling stockholders received an aggregate 31,713,387 common shares, par value $0.0001, of OneSpaWorld (the “OneSpaWorld Shares”), with each Haymaker stockholder receiving one OneSpaWorld Share in exchange for each Haymaker Class A Common Share. In addition, each warrant to purchase a Haymaker Class A Common Share (the “Haymaker Warrants”) became exercisable for one OneSpaWorld Share, on the same terms and conditions as those applicable to the warrants to purchase the Haymaker Class A Shares. Also, 3,000,000 OneSpaWorld Shares, and the right to receive 1,600,000 OneSpaWorld Shares upon the occurrence of certain events, were issued to Haymaker Sponsor and the other former holders of Haymaker Class B common shares (the “Founder Shares”) in exchange for such shares, and the Haymaker Warrants held by Haymaker Sponsor became exercisable for 3,408,186 OneSpaWorld Shares.

The consideration paid to Steiner Leisure in connection with the Business Combination consisted of (i) 14,155,274 OneSpaWorld Shares (ii) warrants to purchase 1,486,520 OneSpaWorld Shares, (iii) $711,292 in cash and (iv) the right to receive an additional 5,000,000 OneSpaWorld Shares upon the occurrence of certain events.

The OSW acquisition is recorded on our condensed consolidated balance sheet as of March 19, 2019 based upon estimated fair values as of such date.

The preliminary computations of consideration and the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed is presented in the table below (in thousands):

Cash consideration	$711,292
Equity consideration	167,300

Total consideration transferred	$878,592

Cash and cash equivalents	$14,638
Accounts receivable	23,673
Inventories	34,150
Other current assets	6,756
Property and equipment	26,253
Intangible assets	633,300
Other noncurrent assets	6,818
Deferred tax asset	8,407
Current liabilities	(64,517)
Deferred tax liabilities	(77)
Other long-term liabilities	(4,563)
Non-controlling interest	(5,625)

Net assets acquired	$679,213

Excess purchase price attributable to goodwill	$199,379

Identifiable intangible assets consist of retail concession agreements, favorable lease agreements, a trade name and a licensing agreement.

	Fair Value	Useful Life (years)
Retail concession agreements	$604,800	39
Lease agreements	21,100
Trade names	5,900	Indefinite
Licensing agreement	1,500	License agreement expiration

	$633,300

The valuation of the assets acquired and liabilities assumed was based on fair values at the Business Combination Date. The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed reflect various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income and non-income based taxes and goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the Business Combination Date during the measurement period.

Measurement period adjustments that the Company determines to be material will be applied retrospectively to the Business Combination Date. However, given the circumstances of this acquisition which closed during the first quarter of fiscal 2019, as well as the size and complexity of the transaction, the entire purchase price allocation disclosed herein is considered provisional at this time and subject to adjustment to reflect new information obtained about factors and circumstances that existed as of the Business Combination Date that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open.

We recorded identifiable intangible assets of $633.3 million related to retail concession agreements, lease agreements, trade names and a licensing agreement. Retail concession agreements and lease agreements (collectively, “agreements”) were valued through application of the multi-period excess earnings method. Under this method, revenues, operating expenses and other costs associated with these agreements were estimated in order to derive cash flows attributable to the existing agreements. The resulting cash flows were then discounted to present value at rates reflective of the risk and return expectations of the agreements to arrive at the fair value of the agreements as of the Business Combination Date. The Company has determined the estimated useful lives of the retail concession agreements and lease agreements based on the projected economic benefits associated with these interests. The trade names and licensing agreement were valued through application of the relief from royalty method. Under this method a royalty rate is applied to the revenues associated with the trade name to capture value associated with use of the name as if licensed. The resulting royalty savings are then discounted to present value at rates reflective of the risk and return expectations of the interests to derive their respective fair values as of the Business Combination Date. The Company has determined that the trade name is preliminarily estimated to have an indefinite useful life while the licensing agreement life is estimated based on the projected economic benefits associated with this interest.

The preliminary allocation of the purchase consideration to property and equipment was based on the fair value of such assets determined using the trending method of the cost approach. The fair value of the inventory was determined through use of the replacement cost approach.

Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets, largely arising from the workforce and extensive distribution network that has been established by OSW. Goodwill is assigned to the Maritime and Destination Resorts reporting units expected to benefit from the combination as of the Business Combination Date.

Noncontrolling interest was based on the fair value using a discounted cash flow method of the income approach.

The following information represents the unaudited supplemental pro forma results of the Company’s condensed consolidated statement of operations as if the Business Combination occurred on January 1, 2018, after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in debt (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues	$137,466	$128,894

Net (loss) income	$(46,506)	$1,122

The pro forma information does not purport to be indicative of what the Company’s results of operations would have been if the Business Combination had in fact occurred at the beginning of the period presented and is not intended to be a projection of the Company’s future results of operations.

Financial information prior to the Business Combination Date is referred to as “Predecessor” company information, which reflects the combined financial statements of OSW prepared using OSW’s previous combined basis of accounting. The financial information beginning March 20, 2019 is referred to as “Successor” company information and reflects the consolidated financial statements of OneSpaWorld, including the financial statement effects of recording fair value adjustments and the capital structure resulting from the Business Combination. Black lines have been drawn to separate the Successor’s financial information from that of the Predecessor since their financial statements are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Business Combination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation, Principles of Consolidation and Principles of Combination

Successor:

The accompanying unaudited condensed consolidated financial statements as of and for the period March 20, 2019, to March 31, 2019, includes the condensed consolidated balance sheet, and statement of operations, comprehensive (loss) income, changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the period from March 20, 2019 to March 31, 2019 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Predecessor:

The condensed combined OSW financial statements (the “OSW financial statements”) include the accounts of the wholly-owned and indirect subsidiaries of Steiner Leisure listed in Note 1 and include the accounts of a company majority-owned by OneSpaWorld Medispa (Bahamas) Limited, in which OneSpaWorld (Bahamas) Limited (100% owner of OneSpaWorld Medispa (Bahamas) Limited) had a controlling interest. The OSW condensed combined financial statements also include the accounts and results of operations associated with the timetospa.com website owned by Elemis USA, Inc. The OSW condensed financial statements do not represent the financial position and results of operations of a legal entity but rather a combination of entities under common control of Steiner Leisure that have been “carved out” of the Steiner Leisure consolidated financial statements and reflect significant assumptions and allocations. All significant intercompany transactions and balances have been eliminated in combination. The accompanying condensed combined OSW financial statements may not be indicative of what they would have been had OSW actually been a separate stand-alone entity.

The accompanying condensed combined OSW financial statements include the assets, liabilities, revenues and expenses specifically related OSW’s operations. OSW receives services and support from various functions performed by Steiner Leisure and costs associated with these functions have been allocated to OSW. These allocations are necessary to reflect all of the costs of doing business and include costs related to certain Steiner Leisure corporate functions, including, but not limited to, senior management, legal, human resources, finance, IT and other shared services that have been allocated to OSW based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis determined by an estimate of the percentage of time Steiner Leisure employees devoted to OSW, as compared to total time available or by the headcount of employees at Steiner Leisure corporate headquarters that are fully dedicated to the OSW entities in relation to the total employee headcount. These allocated costs are reflected in salary and payroll taxes and administrative expenses in the accompanying condensed combined OSW statements of operations. Management considers these allocations to be a reasonable reflection of the utilization of services by or benefit provided to OSW. However, the allocations may not be indicative of the actual expenses that would have been incurred had OSW operated as an independent, stand-alone entity.

Net Parent investment represents the Steiner Leisure controlling interest in the recorded net assets of OSW, specifically, the cumulative net investment by Steiner Leisure in OSW and cumulative operating results through the date presented. The net effect of the settlement of transactions between OSW, Steiner Leisure, and other affiliates of Steiner Leisure are reflected in the accompanying condensed combined statements of cash flows as a financing activity and in the condensed combined balance sheet as Net Parent investment.

Certain expenses and operating costs were paid by Steiner Leisure on behalf of OSW. The Parent has paid on behalf of OSW expenses associated with the allocation of Steiner Leisure corporate overhead and costs associated with the purchase of products from related parties. The operating cash flows for the year ended December 31, 2018 exclude OSW expenses and operating costs paid by Steiner Leisure on behalf of OSW. Consequently, OSW’s historical cash flows may not be indicative of cash flows had OSW actually been a separate stand-alone entity or future cash flows of OSW.

As of December 31, 2018, OSW had assumed long-term debt of the Parent. Such debt was paid-off by the Parent on behalf of OSW during the Predecessor period from January 1, 2019 to March 19, 2019.

Refer to Note 4 for more information on long-term debt.

Management believes the assumptions and allocations underlying the accompanying condensed combined OSW financial statements and notes to the OSW condensed combined financial statements are reasonable, appropriate and consistently applied for the periods presented. Management believes the accompanying condensed combined OSW financial statements reflect all costs of doing business.

The accompanying OSW condensed combined financial statements have been prepared in conformity with U.S. GAAP.

b)	Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”). As modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemption from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Act) are required to comply with new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt-out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election is irrevocable. The Company has elected not to opt-out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, which has opted-out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

c)	2019 Equity Incentive Plan

The Company’s board of directors approved the 2019 Equity Incentive Plan (the “2019 Plan”) on March 18, 2019 and our shareholders approved the 2019 Plan on March 18, 2019. The purpose of the 2019 Plan is to make available incentives that will assist the Company to attract, retain, and motivate employees, including officers, consultants and directors. The Company may provide these incentives through the grant of share options, share appreciation rights, restricted shares, restricted share units, performance shares and units and other cash-based or share-based awards. Awards may be granted under the 2019 Plan to OneSpaWorld employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. A total of 7,000,000 OneSpaWorld Shares have been authorized and reserved for issuance under the 2019 Plan.

On March 26, 2019 (the “Grant Date”), a total of 4,547,076 options were granted by the Company under the 2019 Plan to executive officers of the Company. The options have an exercise price of $12.99 and expire on the sixth anniversary of the Grant Date. The options were 100% vested on the Grant Date. The options become exercisable upon the five day volume weighted average price of OneSpaWorld common shares reaching $20.00 per share. The aggregate Grant Date fair value of the options was estimated to be $20,370,900, resulting in stock-based compensation of $20,370,900 being recognized by the Company in the period from March 20, 2019 to March 31, 2019 (Successor) in accordance with FASB Accounting Standards Codification (ASC) Topic 718, Compensation – Stock Compensation. The Grant Date fair value of the options was estimated by a third party valuation specialist using a Monte Carlo simulation in a risk-neutral framework assuming Geometric Motion, 2,500,000 trials, and using the following assumptions:

Hurdle price per share	$20.00
Strike price per share	$12.00
Average period for hurdle price, in days	5
End of simulation term	3/19/2025
Term of simulation	6.00 years

Stock price as of the Measurement Date	$11.85
Volatility	37.5%
Risk-free rate (continuous)	2.4%
Dividend yield (quarterly after 3 years)	3.0%
Suboptimal exercise multiple	2.8x

d)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs, which do not add to the value of the related assets or materially extend their original lives, are expensed as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized in a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Depreciation and amortization expense for the periods from March 20, 2019 to March 31, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and the three months ended March 31, 2018 (Predecessor) was $0.3 million, $1.2 million and $1.5 million, respectively.

e)	Income Taxes

Successor:

As part of the process of preparing the condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax purposes and accounting purposes, respectively. These differences result in deferred income tax assets and liabilities which are included in the accompanying condensed consolidated balance sheet. The Company must then assess the likelihood that its deferred income tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, the Company must establish a valuation allowance.

Predecessor:

OSW accounts for income taxes under the separate return method of accounting. This method requires the allocation of current and deferred taxes to OSW as if it were a separate taxpayer. Under this method, the resulting portion of current income taxes payable that is not actually owed to the tax authorities is written-off through net Parent investment. Accordingly, income taxes payable in the accompanying condensed combined balance sheet as of December 31, 2018 (Predecessor) reflects current income tax amounts actually owed to the tax authorities as of those dates, as well as the accrual for uncertain tax positions. The write-off of current income taxes payable not actually owed to the tax authorities is included in net Parent investment in the accompanying condensed combined balance sheet as of December 31, 2018 (Predecessor).

f)	Loss Per Share

Basic earning (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.

The following table provides details underlying OneSpaWorld’s loss per basic and diluted share calculation for the period from March 20, 2019 to March 31, 2019 (Successor) (in thousands):

March 20, 2019 to March 31, 2019
Net loss attributable to common shareholders – basic and diluted (a)	$(22,683)

Weighted average shares outstanding – basic and diluted	61,118

Loss per share:
Basic and diluted	$(0.37)

(a)	Calculated as total net loss less amounts attributable to noncontrolling interest.

For the period from March 20, 2019 to March 31, 2019, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss in this period. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options and warrants.

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

Successor
March 20, 2019 to March 31, 2019
Common stock warrants	27,605
Employee stock options	4,547

32,152

g)	Subsequent Events

The Company has evaluated all subsequent events for potential recognition and disclosure after March 31, 2019, the date of the condensed consolidated balance sheet, and there are none.

h)	Intangible Assets and Goodwill

As a result of the Business Combination on March 19, 2019, and the related application of acquisition accounting, the Company completed a preliminary valuation of the identifiable intangible assets as of that date. As of March 31, 2019 (Successor), the trade name intangible assets, the Company’s only identified intangible asset with an indefinite life, and goodwill had carrying values of $5.9 million and $199.4 million, respectively. As of March 31, 2019, the definite-lived intangible assets had a carrying value of $626.8 million.

Prior to the Business Combination and application of acquisition accounting, the trade name intangible asset, goodwill, and the definite-lived intangible assets had carrying values of $5.0 million, $33.9 million, and $126.5 million, respectively, as of December 31, 2018 (Predecessor).

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets for the periods from March 20, 2019 to March 31, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and the three months ended March 31, 2018 (Predecessor) was $0.6 million, $0.8 million and $0.9 million, respectively. Amortization expense is estimated to be $17.8 million in each of the next five years beginning in 2019.

Contracts with cruise lines are generally renewed every five years. The Company has the intent and ability to renew such contracts over the estimated useful lives of the assets. Costs incurred to renew contracts are capitalized and amortized to cost of revenues and operating expenses over the term of the contract.

At March 31, 2019 (Successor), the cost, accumulated amortization, and net balance of the definite-lived intangible assets were as follows (in thousands):

Successor:	Cost	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life (yrs.)
Contract installments	$604,800	$(518)	$604,282	39
Lease agreements	22,600	(64)	22,536	10

	$627,400	$(582)	$626,818

At December 31, 2018 (Predecessor), the cost, accumulated amortization, and net balance of the definite-lived intangible assets were as follows (in thousands):

Predecessor:	Cost	Accumulated Amortization	Net Balance	Weighted Average Remaining Useful Life (yrs.)
Contract installments	$130,000	$(10,210)	$119,790	36
Lease agreements	7,300	(573)	6,727	36

	$137,300	$(10,783)	$126,517

i) Recent Accounting Pronouncements

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

The FASB issued updates ASU 2016-08, ASU 2016-10 and ASU 2016-12 to provide guidance to improve the operability and understandability of the implementation guidance included in ASU 2014-09. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective date and transition requirements of ASU 2015-14, which defers the effective date and transition of ASU 2014-09 annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt this standard, other related revenue standard clarifications and technical guidance effective for the annual period ending December 31, 2019 and quarterly periods beginning January 1, 2020. The Company has elected the modified retrospective transition approach. Under this method, the standard will be applied only to the most current period presented and the cumulative effect of applying the standard will be recognized at the date of initial application. The Company is progressing through its implementation plan and is continuing to evaluate the impact of the standard on its processes, accounting systems, controls and financial disclosures. The Company is not able to determine at this time if the adoption of this guidance will have a material impact on the Company’s consolidated and combined financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update requires lessees to recognize for all leases with a term of 12 months or more at the commencement date: (a) a lease liability or a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset or a lessee’s right to use or control the use of a specified asset for the lease term. Under the update, lessor accounting remains largely unchanged. The update requires a modified retrospective transition approach for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements and do not require any transition accounting for leases that expire before the earliest comparative period presented. The update is effective retrospectively for annual periods beginning after December 15, 2019, and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is not able to determine at this time if the adoption of this guidance will have a material impact on the Company’s consolidated and combined financial statements.

j)	Accounting for Business Combinations

In accordance with ASC Topic 805, “Business Combinations,” when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date.

The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and/or pre-acquisition contingencies, all of which ultimately affect the fair value of goodwill established as of the acquisition date. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date and is then subsequently tested for impairment at least annually.

As part of our accounting for business combinations we are required to determine the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life shall be amortized; an intangible asset with an indefinite useful life shall not be amortized. We base the estimate of the useful life of an intangible asset on an analysis of all pertinent factors, including but not limited to the expected use of the asset, the expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate, any legal, regulatory, or contractual provisions that may limit the useful life, our own historical experience in renewing or extending similar arrangements, consistent with our intended use of the asset, regardless of whether those arrangements have explicit renewal or extension provisions, the effects of obsolescence, demand, competition, and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite. The term indefinite does not mean the same as infinite or indeterminate. The useful life of an intangible asset is indefinite if that life extends beyond the foreseeable horizon—that is, there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the acquired business.

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired entity and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to the future expected cash flows from sales of products and services and related contracts and agreements; and discount and long-term growth rates. Unanticipated events and circumstances may occur which could affect the accuracy or validity of our assumptions, estimates or actual results.

3.	ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	Successor	Predecessor
	As of	As of
	March 31,	December 31,
	2019	2018
Operative commissions	$4,505	$4,663
Minimum cruise line commissions	5,449	5,648
Payroll and bonuses	2,913	5,037
Interest	533	2,513
Other	11,312	9,350

	$24,712	$27,211

4.	LONG-TERM DEBT

Successor:

On March 19, 2019, the Company entered into (i) senior secured first lien credit facilities (the “First Lien Credit Facilities”) with Goldman Sachs Lending Partners LLC, as administrative agent, and certain lenders, consisting of (x) a term loan facility of $208.5 million (of which $20 million was borrowed by a subsidiary of the Company) (the “First Lien Term Loan Facility”), (y) a revolving loan facility of up to $20 million (the “First Lien Revolving Facility”) and (z) a delayed draw term loan facility of $5 million (the “First Lien Delayed Draw Facility”), and (ii) a senior secured second lien term loan facility of $25 million (the “Second Lien Term Loan Facility” and, together with the First Lien Term Loan Facility, the “Term Loan Facilities”; the New Term Loan Facilities, together with the First Lien Revolving Facility and the First Lien Delayed Draw Facility, are referred to as the “New Credit Facilities”) with Cortland Capital Market Services LLC, as administrative agent, and Neuberger Berman Alternative Funds, Neuberger Berman Long Short Fund, as lender. The New First Lien Revolving Facility included borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the New First Lien Revolving Facility. The New First Lien Term Loan Facility matures seven years after March 19, 2019, the New First Lien Revolving Facility matures five years after March 19, 2019 and the New Second Lien Term Loan Facility matures eight years after March 19, 2019.

Loans outstanding under the First Lien Credit Facilities will accrue interest at a rate per annum equal to LIBOR plus a margin of 4.00%, with one step down to 3.75% upon achievement of a certain leverage ratio, and undrawn amounts under the First Lien Revolving Facility will accrue a commitment fee at a rate per annum of 0.50% on the average daily undrawn portion of the commitments thereunder, with one step down to 0.325% upon achievement of a certain leverage ratio. Loans outstanding under the Second Lien Term Loan Facility will accrue interest at a rate per annum equal to LIBOR plus 7.50%.

The obligations under the Credit Facilities are guaranteed by the Company and each of its direct or indirect wholly-owned subsidiaries organized under the laws of the United States and the Commonwealth of The Bahamas, in each case, other than certain excluded subsidiaries, including, but not limited to, immaterial subsidiaries, non-profit subsidiaries, and any other subsidiary with respect to which the burden or cost of providing a guarantee is excessive in view of the benefits to be obtained by the lenders therefrom.

The Term Loan Facilities require the Company to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and subject to step downs if certain leverage ratios are met and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Credit Facilities). The Company also is required to make quarterly amortization payments equal to 0.25% of the original principal amount of the First Lien Term Loan Facility commencing after the first full fiscal quarter after the closing date of the Credit Facilities (subject to reductions by optional and mandatory prepayments of the loans). The Company may prepay (i) the First Lien Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs and a customary “soft call,” and (ii) the Second Lien Term Loan Facility at any time without premium or penalty, subject to a customary make-whole premium for any voluntary prepayment prior to the date that is 30 months following the closing date of the Credit Facilities (the “Callable Date”), following by a call premium of (x) 4.0% on or prior to the first anniversary of the Callable Date, (y) 2.50% after the first anniversary but on or prior to the second anniversary of the Callable Date, and (z) 1.50% after the second anniversary but on or prior to the third anniversary of the Callable Date.

The First Lien Revolving Facility contains a financial covenant and the Credit Facilities contain a number of traditional negative covenants including negative covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transaction.

The Credit Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor, subject to customary intercreditor provisions among the first and second lien secured parties.

Predecessor:

On January 11, 2018, the Company entered into an assignment and assumption of third-party debt (the “Term Credit Agreement”) of $356.2 million from the Parent with a maturity date on December 9, 2021. Long-term debt is presented net of related unamortized deferred financing costs of $3.7 million on the condensed combined balance sheet as of December 31, 2018. The interest rate on the Term Credit Agreement was based on (at the Parent’s election) either LIBOR plus a predetermined margin that ranged from 7.00% to 7.50%, or the base rate as defined in the Term Credit Agreement plus a predetermined margin that ranged from 6.00% to 6.50%, in each case based on the Parent’s consolidated total leverage ratio. At December 31, 2018, the Parent elected the LIBOR rate and the applicable margin was 7.25% per annum.

On March 1, 2019, all amounts due under the Term Credit Agreement were paid off in full by the Parent on behalf of OSW. This resulted in a loss on extinguishment of debt to OSW of $3,413,000, representing the write-off of unamortized deferred financing costs, which is recorded in other income (expense) in the accompanying condensed combined statements of operations for the period from January 1, 2019 to March 19, 2019 (Predecessor).

5.	PRIVATE PLACEMENTS

On November 1, 2018, the Company entered into certain subscription agreements (the “Subscription Agreements”) with the certain investors pursuant to which, among other things, such investors agreed to subscribe for and purchase, and OneSpaWorld agreed to issue and sell to such investors newly issued 17,856,781 OneSpaWorld Shares and 3,105,294 OneSpaWorld Warrants for gross proceeds of approximately $122,496,370 (the “Private Placements”).

On March 19, 2019, OneSpaWorld completed the sales of 17,856,781 OneSpaWorld Shares and 3,105,294 OneSpaWorld Warrants to such investors as contemplated by the Subscription Agreements. The proceeds from the Private Placements were used to fund a portion of the cash payment payable in connection with the consummation of the Business Combination.

6.	EQUITY

Common Shares

The Company is authorized to issue 250,000,000 common shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2019, there were 61,118,298 shares of OneSpaWorld common stock issued and outstanding.

Public Warrants

Each whole Public Warrant is exercisable to purchase one share of common stock and only whole warrants are exercisable. The Public Warrants will become exercisable on the later of 30 days after the completion of the Business Combination. Each whole Public Warrant entitles the holder to purchase one share of OneSpaWorld common stock at an exercise price of $11.50.

Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of OneSpaWorld common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless the holder purchases at least two units, the holder will not be able to receive or trade a whole warrant. The warrants will expire five years after the date of the Business Combination or earlier upon redemption or liquidation.

If the shares issuable upon exercise of the warrants are not registered under the Securities Act within 60 business days following the Business Combination, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In the event that the conditions in the immediately preceding sentence are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of OneSpaWorld common stock underlying such unit.

The Company filed with the SEC a registration statement for the registration, under the Securities Act, of the shares of OneSpaWorld common stock issuable upon exercise of the warrants. This registration statement has since been declared effective by the SEC. The Company will use its reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may,

at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•

if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Private Placement Warrants

Certain investors (the “Investors’) purchased an aggregate of 3,105,294 Private Placement Warrants at a price of $1.00 per whole warrant in a private placement that occurred simultaneously with the closing of the Business Combination. Each whole Private Placement Warrant is exercisable for one whole share of OneSpaWorld common stock at a price of $11.50 per share. The proceeds from the purchase of the Private Placement Warrants was used to fund a portion of the cash payment payable in connection with the consummation of the Business Combination. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Investors or their permitted transferees.

The Private Placement Warrants (including the OneSpaWorld common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the Business Combination and they will not be redeemable so long as they are held by the Investors or their permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Redeemable Warrants, including as to exercise price, exercisability and exercise period. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis the Redeemable Warrants. If holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of OneSpaWorld common stock equal to the quotient obtained by dividing (x) the product of the number of shares of OneSpaWorld common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The Company’s Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (including the OneSpaWorld common stock issuable upon exercise of any of these warrants) until the date that is 30 days after the date the Company completes its Business Combination.

Registration Rights Agreement

On March 19, 2019, in connection with the closing of the Business Combination (the “Closing”), OneSpaWorld, Steiner Leisure and Haymaker Sponsor, LLC (“Haymaker Sponsor”), entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement provides for customary registration rights, including demand and piggyback rights subject to cut-back provisions. In addition, OneSpaWorld has agreed to use its commercially reasonable efforts to file a shelf registration statement to register Steiner Leisure’s and Haymaker Sponsor’s shares within 45 days of the Closing. At any time, and from time to time, after the shelf registration statement has been declared effective by the Securities and Exchange Commission (“SEC”), Steiner Leisure will be entitled to make up to three demands per year, and Haymaker Sponsor will be entitled to make up to three demands per year, that a resale of shares of OneSpaWorld reasonably expected to exceed $10,000,000 in gross offering price pursuant to such shelf registration statement be made pursuant to an underwritten offering. Pursuant to the Registration Rights Agreement, Steiner Leisure and Haymaker Sponsor will agree not to sell, transfer, pledge or otherwise dispose of their OneSpaWorld Shares (as defined in the Registration Rights Agreement) during the seven days before and 90 days after the pricing of any underwritten offering of OneSpaWorld, subject to certain exceptions, and Steiner Leisure and Haymaker Sponsor will enter into a customary lock-up agreement to such effect. Steiner Leisure and Haymaker Sponsor will agree not to assign or delegate their rights, duties or obligations under the Registration Rights Agreement for a period of six months following the Closing, subject to certain exceptions.

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

7.	NONCONTROLLING INTEREST

The Company has a 60% controlling interest and a third party has a 40% noncontrolling interest of Medispa Limited, a Bahamian entity that is a subsidiary of the Company. The operations of MediSpa Limited relate to the delivery of non-invasive aesthetic services, provision of related services, and the sale of related products onboard passenger cruise ships and at hotel and resort spas outside the tax jurisdiction of the U.S. As of March 31, 2019 (Successor) and December 31, 2018 (Predecessor), the noncontrolling interest was $5.7 million and $3.6 million, respectively.

8.	RELATED PARTY TRANSACTIONS

Predecessor:

The Company purchased beauty products from wholly-owned subsidiaries of Steiner Leisure for resale to its customers. Inventories on hand related to these purchases and accounts payable owed to the supplier entities related to the purchases were as follows (in thousands):

Predecessor
As of
December 31,
2018
Inventories	$17,268
Accounts payable - related parties	$6,553

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

Successor:

One Spa World LLC, a subsidiary of OneSpaWorld, entered into a transition services agreement, concurrent with the closing of the Business Combination, with Steiner Management Services, LLC (“SMS”), which became effective at the time of the closing. This agreement provides for the provision by SMS and its affiliates and third-party providers of certain services, including accounting, information technology and legal services, to certain subsidiaries of OneSpaWorld until December 31, 2019 in exchange for approximately $360,000.

OSW Predecessor entered into an Executive Services Agreement, concurrent with the closing of the Business Combination, with Nemo, the ultimate parent of OneSpaWorld, which became effective at the time of the closing. The agreement provides that after the closing of the Business Combination, Leonard Fluxman and Stephen Lazarus are to be made available to provide certain transition services to Nemo Investor Aggregator, Limited, the parent company of Steiner Leisure, until December 31, 2019 in exchange for $850,000.

Predecessor and Successor:

OSW Predecessor entered into a Management Agreement, dated May 25, 2018 and amended and restated October 25, 2018, with Bliss World LLC, an indirect subsidiary of Steiner Leisure, which became effective at the time of the closing of the Business Combination. The agreement provides that OSW Predecessor will manage the operation of nine U.S. health and wellness centers on behalf of Bliss World LLC in exchange for approximately $1.25 million in the aggregate for the year ended December 31, 2019. Subject to certain customary early termination rights, the agreement terminates, with respect to each health and wellness center, upon expiration or termination of the respective lease for each such health and wellness center.

On August 3, 2018, the Company entered into a lease of office space in Coral Gables, Florida (the “Coral Gables Lease”) with an initial lease term of twelve years and options to renew for two periods of five years each. Additionally, on August 3, 2018, the Company entered into a sublease of the Coral Gables Lease with SMS, with an initial term of five years with an annual rent amount of approximately $480,000.

9. SEGMENT AND GEOGRAPHICAL INFORMATION

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Successor	Predecessor
	March 20, 2019 to	January 1, 2019	Three Months Ended
	March 31, 2019	March 19, 2019	March 31, 2018
Revenues:
U.S.	$707	$6,008	$6,820
Not connected to a country	17,012	106,886	115,927
Other	1,295	5,558	6,147

Total	$19,014	$118,452	$128,894

	Successor	Predecessor
	As of March 31, 2019	As of December 31, 2018
Property and equipment, net:
U.S.	$10,109	$6,838
Not connected to a country	6,656	2,188
Other	9,216	7,213

Total	$25,981	$16,239

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Our highly-trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard 163 cruise ships and at 69 destination resorts globally. With over 80% market share in the highly attractive outsourced maritime health and wellness market, we are the market leader at approximately 10x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform as well as decades-long relationships with cruise and destination resort partners. Throughout our history, our mission has been simple—helping guests look and feel their best during and after their stay.

At our core, we are a global services company. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of our cruise line and destination resort partners’ overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations, which in 2018 included nearly 8,000 annual voyages with visits to over 1,100 ports of call around the world. We have consistently expanded our onboard offerings with innovative and leading-edge service and product introductions, and developed the powerful back-end recruiting, training and logistics platforms to manage our operational complexity, maintain our industry-leading quality standards, and maximize revenue per center. The combination of our renowned recruiting and training platform, deep labor pool, global logistics and supply chain infrastructure and proven revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate.

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew almost all of our cruise line agreements that expired or were scheduled to expire. Recently, we won a contract with the new lifestyle brand Virgin Voyages to operate the spa and wellness offerings onboard the first three Virgin vessels, planned to launch in 2020, 2021 and 2022, and a contract with Celebrity Cruise Lines to design and operate the health and wellness centers onboard their four new mega ships commissioned in 2018 and being commissioned between 2019 and 2022.

Our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our hotel land-based spas are dependent on the hospitality industry for their success.

The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced in recent years in the United States and other world economies created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. In order for the cruise industry to maintain its market share in difficult economic environments, cruise lines have at times offered discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. While economic conditions have shown some improvement, a number of countries and business sectors continue to experience adverse economic conditions. The impact on consumers of periodic increases in fuel costs also adversely affected consumers and business entities. The recurrence of the more severe aspects of these challenging economic conditions could have a material adverse effect on the cruise and hospitality industries and also could have a material adverse effect on our results of operations and financial condition for 2019 and thereafter.

Despite the general historic trend of growth in the volume of cruise passengers, in 2019 and future years, the global economic environment could cause the number of cruise passengers to decline or be maintained through discounting, which could result in an increased number of passengers with limited discretionary spending ability. A significant decrease in passenger volume could have a material adverse effect on our results of operations and financial condition.

Other factors also can adversely affect our financial results. Fluctuations in currency exchange rates compared to the U.S. Dollar can impact our results of operations, most significantly because we pay for the administration of recruitment and training of our shipboard personnel and the ingredients and manufacturing of many of our products in U.K. Pounds Sterling and Euros, respectively. Accordingly, while the relative strength of the U.S. Dollar has improved recently, renewed weakness of the U.S. Dollar against those currencies can adversely affect our results of operations, as has occurred from time to time in recent years.

On March 19, 2019, we consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of November 1, 2018 (as amended, supplemented or otherwise modified from time to time, the “Transaction Agreement”), by and among Steiner Leisure Limited, an international business company incorporated under the laws of the

Commonwealth of The Bahamas (“Steiner Leisure”), Steiner U.S. Holdings, Inc., a Florida corporation, Nemo (UK) Holdco, Ltd., a limited company formed under the laws of England and Wales, Steiner UK Limited, a limited company formed under the laws of England and Wales, Steiner Management Services, LLC, a Florida limited liability company, Haymaker Acquisition Corp., a Delaware corporation (“Haymaker”), Dory US Merger Sub, LLC, a Delaware limited liability company, Dory Acquisition Sub, Limited, an international business company incorporated under the laws of the Commonwealth of The Bahamas, Dory Intermediate LLC, a Delaware limited liability company, and Dory Acquisition Sub, Inc., a Delaware corporation.

“OSW Predecessor” is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and Steiner Marks Limited, (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC, Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., Steiner Resort Spas (North Carolina), Inc., OSW SoHo LLC, OSW Distribution LLC, Steiner Training Limited, STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited, Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited, The Onboard Spa by Steiner (Shanghai) Co., Ltd., Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C., Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Mandara Spa (Saipan), Inc., Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure, and (iv) the timetospa.com website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.).

At the closing of the Business Combination, OneSpaWorld became the ultimate parent company of Haymaker and OSW Predecessor. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to OneSpaWorld Holdings Limited and its subsidiaries.

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

•

Average Weekly Revenue Per Destination Resort Health and Wellness Center. A key indicator of productivity per destination resort health and wellness center. Revenue per destination resort health and wellness center in a period can be affected by the mix of North American and Asian centers for such period because North American centers are typically larger and produce substantially more revenue per center than Asian centers. Additionally, average weekly revenue can also be negatively impacted by renovations of our destination resort health and wellness centers.

We have combined the results of the successor entity, OneSpaWorld Holdings Limited, for the period from March 20, 2019 to March 31, 2019 with the results of OSW Predecessor for the period from January 1, 2019 to March 19, 2019 (the “2019 Combined Period”) in the following table which sets forth the above key performance indicators for the periods presented:

	As of and for the three months ended March 31,
	2019 Combined Period	2018
Average Ship Count(1)	160	154
Period End Ship Count	163	158
Average Weekly Revenue Per Ship	$60,452	$59,033
Average Revenue Per Shipboard Staff Per Day	$468	$467
Average Resort Count(2)	68	55
Period End Resort Count	69	58
Average Weekly Revenue Per Resort	$13,601	$15,793

(1)

Average Ship Count reflects the fact that during the period ships were in and out of service and is calculated by adding the total number of days that each of the ships generated revenue during the period, divided by the number of calendar days during the period.

(2)

Average Resort Count reflects the fact that during the period destination resort health and wellness centers were in and out of service during the period and is calculated by adding the total number of days that each destination resort health and wellness center generated revenue during the period, divided by the number of calendar days during the period.

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

Administrative. Administrative expenses are comprised of expenses associated with corporate and administrative functions that support our business, including fees for professional services, insurance, headquarters rent and other general corporate expenses. We expect administrative expenses to increase due to additional legal, accounting, insurance and other expenses related to becoming a public company.

Salary and payroll taxes. Salary and payroll taxes are comprised of employee expenses associated with corporate and administrative functions that support our business, including fees for employee salaries, bonuses, payroll taxes, pension/401K, stock based awards and other employee costs.

Amortization of intangible assets. Amortization of intangible assets is comprised of the amortization of intangible assets with definite useful lives (e.g. customer contracts, trade names, long-term leases) and amortization expenses associated with the transaction in 2015 in which a consortium led by L Catterton acquired Steiner Leisure, the holding company of OneSpaWorld.

Other income (expense), net. Other income (expense) consists of royalty income, interest income and interest expense.

Provision for income taxes. Provision for income taxes includes current and deferred federal income tax expenses, as well as state and local income taxes. See “—Critical Accounting Policies—Income Taxes” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated and Combined Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table presents operations for two periods, Predecessor 2019 Period and Successor 2019 Period, which relate to the period preceding and the period succeeding the Business Combination, respectively. References to the “Successor 2019 Period” refer to the period from March 20, 2019 to March 31, 2019 and references to the “Predecessor 2019 Period” refer to the period from January 1, 2019 to March 19, 2019.

	Successor		Predecessor
	March 20, 2019 to March 31, 2019	% of Total Revenue	January 1, 2019 to March 19, 2019	% of Total Revenue	Three Months Ended March 31, 2018	% of Total Revenue
(dollars in thousands, except per share amounts)

REVENUES:
Service revenues	$14,713	77%	$91,280	77%	$98,046	76%
Product revenues	4,301	23%	27,172	23%	30,848	24%

Total revenues	19,014	100%	118,452	100%	128,894	100%

COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	12,386	65%	76,836	65%	83,178	65%
Cost of products	3,590	19%	23,957	20%	27,066	21%
Administrative	2,517	13%	2,498	2%	2,285	2%
Salary and payroll taxes	21,215	112%	29,349	25%	3,827	3%
Amortization of intangible assets	582	3%	755	1%	867	1%

Total cost of revenues and operating expenses	40,290	212%	133,395	113%	117,223	91%

(Loss) income from operations	(21,276)	-112%	(14,943)	-13%	11,671	9%

OTHER INCOME (EXPENSE), NET:
Interest expense	(557)	-3%	(6,316)	-5%	(7,359)	-6%
Loss on extinguishment of debt	—	0%	(3,413)	-3%	—	0%
Other income (expense)	—	0%	—	0%	(31)	0%

Total other income (expense), net	(557)	-3%	(9,729)	-8%	(7,390)	-6%

(Loss) income before provision for income taxes	(21,833)	-115%	(24,672)	-21%	4,281	3%
PROVISION FOR INCOME TAXES	746	4%	109	0%	498	0%

Net (loss) income	(22,579)	-119%	(24,781)	-21%	3,783	3%
Net income attributable to noncontrolling interest	104	1%	678	1%	900	1%

Net (loss) income attributable to OneSpaWorld and Parent, respectively	$(22,683)	-119%	$(25,459)	-21%	$2,883	2%

Loss per share (Note 2):
Basic and diluted loss per share	$(0.37)
Basic and diluted weighted average shares outstanding	61,118,298

Comparison of Results for the periods from March 20, 2019 to March 31, 2019, January 1, 2019 to March 19, 2019 and the three months ended March 31, 2018

Revenues. Revenues for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were $19.0 million, $118.4 million and $128.9 million, respectively. Both the Successor 2019 Period and the Predecessor 2019 Period benefited from the six incremental net new shipboard health and wellness centers added to the fleet of cruise line partners, 13 incremental net new destination resort health and wellness centers opened, a continued trend towards larger and enhanced shipboard health and wellness centers, and an improved collaboration with partners.

•	Service revenues. Service Revenues for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were $14.7 million, $91.3 million and $98.0 million, respectively.

•	Product revenues. Product Revenues for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were $4.3 million, $27.2 million and $30.8 million, respectively.

The productivity of shipboard health and wellness centers increased for the 2019 Combined Period as compared to the three months ended March 31, 2018 as evidenced by an increase in both average weekly revenues and revenues per shipboard staff per day. Average weekly revenues increased by 2% to $60,452 for the 2019 Combined Period, from $59,033 in the three months ended March 31, 2018, and revenues per shipboard staff per day increased by 0.2% over the same time period. We had an average of 2,949 shipboard staff members in service for the 2019 Combined Period compared to an average of 2,773 shipboard staff members in service for the three months ended March 31, 2018. The productivity of destination resort health and wellness centers, measured by average weekly revenues, decreased 14% to $13,601 for the 2019 Combined Period, from $15,793 for the three months ended March 31, 2018.

Cost of services. Cost of services as a percentage of service revenues for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were 84.2%, 84.2 % and 84.8%, respectively.

Cost of products. Cost of products as a percentage of product revenues for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were 83.5%, 88.2 % and 87.7%, respectively.

Administrative. Administrative expenses for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were $2.5 million, $2.5 million and $2.3 million, respectively. The Successor 2019 Period had expenses incurred in connection with the Business Combination.

Salary and payroll taxes. Salary and payroll taxes for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were $21.2 million, $29.3 million and $3.8 million, respectively. The Successor 2019 Period had expenses related to stock compensation of $20.4 million related to stock options that fully vested upon grant to certain directors and executives. The Predecessor 2019 Period had change in control payments of $26.3 million pursuant to agreements entered into in 2016 that were earned upon consummation of the business combination for services rendered prior to the business combination.

Amortization of intangible assets. Amortization of intangible assets for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were $0.6 million, $0.8 million and $0.9 million, respectively. Amortization expense in the 2019 Successor Period reflects the new basis of intangible assets identified in the 2019 Transaction.

Other income (expense), net. Other income (expense) for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were $0.6 million, $9.7 million and $7.4 million, respectively. The 2019 Predecessor Period included extinguishment of debt associated with the payoff of the pre-existing debt by the Parent of the Company’s predecessor.

Provision for income taxes. Provision for income taxes for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were $0.7 million, $0.1 million and $0.5 million, respectively. The Successor 2019 Period includes stock-based compensation that is expected to be non-deductible for income tax purposes.

Net (loss) income. Net (loss) income for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were $(22.6) million, $(24.8) million and $3.8 million, respectively. The Successor 2019 Period had expenses related to stock-based compensation of $20.4 million. The Predecessor 2019 Period had change in control payments of $26.3 million earned upon consummation of the Business Combination.

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

Our principal uses for liquidity had been distributions to Steiner Leisure, debt service and working capital prior to the Business Combination. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur as a public company for at least the next 12 months.

Cash Flows

The following table presents operations for two periods, Predecessor 2019 Period and Successor 2019 Period, which relate to the period preceding and the period succeeding the 2019 Transaction, respectively. References to the “Successor 2019 Period” refer to the period from March 20, 2019 to March 31, 2019 and references to the “Predecessor 2019 Period” refer to the period from January 1, 2019 to March 19, 2019.

	Successor	Predecessor
(in thousands)	March 20, 2019 to March 31, 2019	January 1, 2019 to March 19, 2019	Three Months Ended
			March 31, 2018
Net (loss) income	$(22,579)	$(24,781)	$3,783
Depreciation & amortization	854	1,989	2,444
Amortization of Deferred Financing Costs	29	213	284
Stock-based compensation	20,371	—	—
Provision for Doubtful Accounts	—	8	21
Allocation of parent corporate overhead	—	—	2,787
Deferred Income Taxes	—	—	82
Change in working capital	(21,173)	26,304	5,550

Cash Flow (Used in) from Operating Activities	(22,498)	3,733	14,667

Capital expenditures	—	(517)	(1,355)
Acquisition of OSW Predecessor	(711,292)	—	—

Cash Flow Used in Investing Activities	(711,292)	(517)	(1,355)

Proceeds from issuance of common shares	122,499	—	—
Cash contribution from Haymaker	374,358	—	—
Proceeds from the term loan facilities	245,900	—	—
Payment of deferred financing costs	(6,492)	—	—
Net Distributions to Parent	—	(4,262)	(9,988)
Distribution to Noncontrolling interest	—	(267)	—

Cash Flow from Financing Activities	736,265	(4,529)	(9,988)

Effect of exchange rates	(844)	649	(145)

Net Increase (Decrease) in Cash and Cash Equivalents	$1,631	$(664)	$3,179

Comparison of Results for the periods from March 20, 2019 to March 31, 2019, January 1, 2019 to March 19, 2019 and the three months ended March 31, 2018

Operating activities. Our net cash provided by (used in) operating activities for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were $(22.4) million, $3.7 million and $14.7 million, respectively. In the Successor 2019 Period, the Company made the change of control payments of $26.3 million payable upon consummation of the Business Combination.

Investing activities. Our net cash used in investing activities for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were $711.3 million, $0.5 million and $1.3 million, respectively. In the Successor 2019 Period, net payments of $805.2 million for acquisition of OSW Predecessor were completed.

Financing activities. Our net cash provided by (used in) financing activities for the Successor 2019 Period, Predecessor 2019 Period and three months ended March 31, 2018 were $736.3 million, $(4.5) million and $(10.0) million, respectively. In the Successor 2019 Period, financing activities of $112.4 million, $374.4 million and $239.4 million related to proceeds from common shares, Haymaker cash contributions and net proceeds and financing costed related to the term facility were respectively completed.

Seasonality

A significant portion of our revenues are generated onboard cruise ships. On certain cruise lines, and, as a result, we have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields for us. Further, cruises and destination resort health and wellness centers have been negatively affected by the frequency and intensity of hurricanes. The negative impact of hurricanes is highest during peak hurricane season from August to October.

Contractual Obligations

As of March 31, 2019, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates, which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2018. We believe that there have been no significant changes during the three months ended March 31, 2019 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Accounting for Business Combinations

In accordance with ASC Topic 805, “Business Combinations,” when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, non-controlling interests and contingent consideration at their fair value as of the acquisition date.

The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and/or pre-acquisition contingencies, all of which ultimately affect the fair value of goodwill established as of the acquisition date. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date and is then subsequently tested for impairment at least annually.

As part of our accounting for business combinations we are required to determine the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life shall be amortized; an intangible asset with an indefinite useful life shall not be amortized. We base the estimate of the useful life of an intangible asset on an analysis of all pertinent factors, including but not limited to the expected use of the asset, the expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate, any legal, regulatory, or contractual provisions that may limit the useful life, our own historical experience in renewing or extending similar arrangements, consistent with our intended use of the asset, regardless of whether those arrangements have explicit renewal or extension provisions, the effects of obsolescence, demand, competition, and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite. The term indefinite does not mean the same as infinite or indeterminate. The useful life of an intangible asset is indefinite if that life extends beyond the foreseeable horizon—that is, there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the acquired business.

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired entity and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to the future expected cash flows from sales of products and services and related contracts and agreements; and discount and long-term growth rates. Unanticipated events and circumstances may occur which could affect the accuracy or validity of our assumptions, estimates or actual results.

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

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report, we may issue “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.

Such forward-looking statements include, but are not limited to, statements regarding:

•

the demand for the Company’s services together with the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors or changes in the business environment in which the Company operates;

•	changes in consumer preferences or the market for the Company’s services;

•	changes in applicable laws or regulations;

•	the availability of competition for opportunities for expansion of the Company’s business;

•	difficulties of managing growth profitably;

•	the loss of one or more members of the Company’s management team;

•	changes in the market for the products we offer for sale;

•	other risks and uncertainties included from time to time in the Company’s reports (including all amendments to those reports) filed with the U.S. Securities and Exchange Commission;

•	other risks and uncertainties indicated in our Annual Report on Form 10-K for the year ended December 31, 2018, including those set forth under the section entitled “Risk Factors”; and

•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These risks and other risks are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. That report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

Forward-looking statements should not be relied upon as predictions of actual results. Subject to any continuing obligations under applicable law, we expressly disclaim any obligation to disseminate, after the date of this report, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes during the three months ended March 31, 2019 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2018, we entered into certain subscription agreements (the “Subscription Agreements”) with certain investors pursuant to which, among other things, such investors agreed to subscribe for and purchase, and we agreed to issue and sell to such investors, 17,856,781 of our common shares and 3,105,294 warrants to purchase our common shares for gross proceeds of approximately $122,496,370 (the “Private Placements”). On March 19, 2019, we consummated the Private Placements. The proceeds from the Private Placements were used to fund a portion of the cash payment payable in connection with the consummation of the Business Combination.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	To be furnished by amendment within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2019

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ GLENN J. FUSFIELD
Glenn J. Fusfield
President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Operating Officer and Chief Financial Officer
Principal Financial and Accounting Officer