Form 10-Q/A
period 2019-03-31
ONESPAWORLD HOLDINGS Ltd
filed 2019-05-16
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

OneSpaWorld Holdings Limited (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, which was originally filed on May 15, 2019 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the addition of Exhibit 101, no other changes have been made to the Original Filing.

This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended March 31, 2019.

Item 6.	Exhibits

No.	Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).
**	Filed herewith

36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2019

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ GLENN J. FUSFIELD
Glenn J. Fusfield
President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Operating Officer and Chief Financial Officer
Principal Financial and Accounting Officer