Form 10-Q
period 2019-06-30
ONESPAWORLD HOLDINGS Ltd
filed 2019-08-15
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2019

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

As of August 14, 2019, 61,118,298 common shares were outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	Successor	Predecessor
	Consolidated	Combined
	As of	As of
	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,447	$15,302
Accounts receivable, net	26,875	25,352
Inventories	33,752	32,265
Prepaid expenses	8,625	6,617
Other current assets	2,230	1,424

Total current assets	85,929	80,960

Property and equipment, net	24,632	16,239
Intangible assets, net	628,239	131,517
Goodwill	182,121	33,864
OTHER ASSETS:
Deferred tax assets	8,406	4,265
Other non-current assets	535	5,814

Total other assets	8,941	10,079

Total assets	$929,862	$272,659

LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES:
Accounts payable	$9,403	$7,595
Accounts payable - related parties	6,409	6,553
Accrued expenses	26,001	27,211
Income taxes payable	966	670
Current portion of long-term debt	2,085	—
Other current liabilities	1,123	1,210

Total current liabilities	45,987	43,239

Deferred rent	68	645
Income tax contingency	3,969	3,918
Long-term debt, net	232,203	352,440

Total liabilities	282,227	400,242

Commitments (Note 7)
EQUITY (DEFICIT):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 61,118,298 issued and outstanding at June 30, 2019	6	—
Additional paid-in capital	660,416	—
Accumulated deficit	(19,074)	—
Net Parent investment	—	(130,520)
Accumulated other comprehensive loss	(391)	(649)

Total OneSpaWorld stockholders’ equity and Parent’s (deficit), respectively	640,957	(131,169)

Noncontrolling interest	6,678	3,586

Total equity (deficit)	647,635	(127,583)

Total liabilities and equity (deficit)	$929,862	$272,659

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Successor	Predecessor	Successor	Predecessor
	Consolidated	Combined	Consolidated	Combined
	Three Months Ended	Three Months Ended
	June 30,	June 30,	March 20, 2019 to	January 1, 2019 to	Six Months Ended
	2019	2018	June 30, 2019	March 19, 2019	June 30, 2018
REVENUES:
Service revenues	$107,285	$102,845	$121,998	$91,280	$200,891
Product revenues	33,145	32,550	37,446	27,172	63,398

Total revenues	140,430	135,395	159,444	118,452	264,289

COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	90,642	88,092	103,028	76,836	171,270
Cost of products	28,604	27,535	32,194	23,957	54,601
Administrative	4,346	2,796	6,863	2,498	5,081
Salary and payroll taxes	4,249	3,680	25,464	29,349	7,507
Amortization of intangible assets	4,491	893	5,073	755	1,760

Total cost of revenues and operating expenses	132,332	122,996	172,622	133,395	240,219

Income (loss) from operations	8,098	12,399	(13,178)	(14,943)	24,070

OTHER INCOME (EXPENSE), NET:
Interest expense	(4,271)	(8,780)	(4,828)	(6,316)	(16,139)
Loss on extinguishment of debt	—	—	—	(3,413)	—
Interest income	—	205	—	—	205
Other income (expense)	—	14	—	—	(17)

Total other expense, net	(4,271)	(8,561)	(4,828)	(9,729)	(15,951)

Income (loss) before (benefit) provision for income taxes	3,827	3,838	(18,006)	(24,672)	8,119
(BENEFIT) PROVISION FOR INCOME TAXES	(732)	141	14	109	639

Net income (loss)	4,559	3,697	(18,020)	(24,781)	7,480
Net income attributable to noncontrolling interest	950	1,044	1,054	678	1,944

Net income (loss) attributable to common shareholders and Parent, respectively	$3,609	$2,653	$(19,074)	$(25,459)	$5,536

Earnings (loss) per share:
Basic earnings (loss) per share	$0.06		$(0.31)

Diluted earnings (loss) per share	$0.05		$(0.31)

Basic weighted average shares outstanding	61,118,298		61,118,298

Diluted weighted average shares outstanding	72,047,201		61,118,298

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Successor	Predecessor	Successor	Predecessor
	Consolidated	Combined	Consolidated	Combined
	Three Months Ended	Three Months Ended
	June 30,	June 30,	March 20, 2019 to	January 1, 2019 to	Six Months Ended
	2019	2018	June 30, 2019	March 19, 2019	June 30, 2018
Net income (loss)	$4,559	$3,697	$(18,020)	$(24,781)	$7,480
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(130)	(308)	(955)	(165)	(119)

Total other comprehensive loss, net of tax	(130)	(308)	(955)	(165)	(119)

Comprehensive income (loss)	4,429	3,389	(18,975)	(24,946)	7,361
Comprehensive income attributable to noncontrolling interest	950	1,044	1,054	678	1,944

Comprehensive income (loss) attributable to common shareholders and Parent, respectively	$3,479	$2,345	$(20,029)	$(25,624)	$5,417

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Combined
		Accumulated	Total
		Other	Parent’s	Non -
	Net Parent	Comprehensive	Equity	Controlling
Predecessor:	Investment	Loss	(Deficit)	Interest	Total
BALANCE, March 31, 2018	$(134,476)	$(167)	$(134,643)	$5,496	$(129,147)
Net income	2,653	—	2,653	1,044	3,697
Distributions to noncontrolling interest	—	—	—	(1,765)	(1,765)
Net distributions from Parent and its affiliates	7,293	—	7,293	—	7,293
Foreign currency translation adjustment	—	(308)	(308)	—	(308)

BALANCE, June 30, 2018	$(124,530)	$(475)	$(125,005)	$4,775	$(120,230)

BALANCE, December 31, 2017	$221,041	$(356)	$220,685	$4,596	$225,281
Net income	5,536	—	5,536	1,944	7,480
Distributions to noncontrolling interest	—	—	—	(1,765)	(1,765)
Net distributions to Parent and its affiliates	(351,107)	—	(351,107)	—	(351,107)
Foreign currency translation adjustment	—	(119)	(119)	—	(119)

BALANCE, June 30, 2018	$(124,530)	$(475)	$(125,005)	$4,775	$(120,230)

BALANCE, December 31, 2018	$(130,520)	$(649)	$(131,169)	$3,586	$(127,583)
Net loss	(25,459)	—	(25,459)	678	(24,781)
Distributions to noncontrolling interest	—	—	—	(267)	(267)
Net contributions from Parent and its affiliates	351,802	—	351,802	—	351,802
Foreign currency translation adjustment	—	(165)	(165)	—	(165)

BALANCE, March 19, 2019	$195,823	$(814)	$195,009	$3,997	$199,006

	Consolidated
				Accumulated
	Issued		Additional	Other		Total	Non -
	Common	Common	Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling
Successor:	Shares	Stock	Capital	Income (Loss)	Deficit	Equity	Interest	Total
BALANCE, March 31, 2019	61,118,298	$6	$684,531	$(825)	$(22,683)	$661,029	$5,728	$666,757
Immaterial correction of an error (2)	—	—	(24,115)	564	—	(23,551)	—	(23,551)
Net income	—	—	—	—	3,609	3,609	950	4,559
Foreign currency translation adjustment	—	—	—	(130)	—	(130)	—	(130)

BALANCE, June 30, 2019	61,118,298	$6	$660,416	$(391)	$(19,074)	$640,957	$6,678	$647,635

BALANCE, March 20, 2019 (1)	61,118,298	$6	$664,160	$—	$—	$664,166	$5,624	$669,790
Immaterial correction of an error (2)	—	—	(24,115)	—	—	(24,115)	—	(24,115)
Net loss	—	—	—	—	(19,074)	(19,074)	1,054	(18,020)
Stock-based compensation	—	—	20,371	—	—	20,371	—	20,371
Foreign currency translation adjustment	—	—	—	(391)	—	(391)	—	(391)

BALANCE, June 30, 2019	61,118,298	$6	$660,416	$(391)	$(19,074)	$640,957	$6,678	$647,635

(1)

Initial equity balances of the Successor reflect the equity of the accounting acquirer, Haymaker, and the issuance of common stock, warrants and cash contributed by Haymaker in connection with the acquisition of OSW Predecessor.

(2)	See Note 2(k).

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor	Predecessor
	Consolidated	Combined
	March 20, 2019 to	January 1, 2019 to	Six Months Ended
	June 30, 2019	March 19, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(18,020)	$(24,781)	$7,480
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,954	1,989	5,566
Amortization of deferred financing costs	301	213	—
Stock-based compensation	20,371	—	—
Provision for doubtful accounts	—	8	18
Loss on extinguishment of debt	—	3,413	—
Allocation of Parent corporate overhead	—	—	5,516
Deferred income taxes	(77)	—	85
Changes in:
Accounts receivable, net	(3,202)	1,671	1,976
Inventories	398	(406)	(2,518)
Prepaid expenses	(3,081)	1,073	392
Other current assets	(1,019)	213	402
Other noncurrent assets	(536)	(1,003)	148
Accounts payable	(6,505)	8,313	(3,194)
Accounts payable - related parties	—	(6,553)	(5,532)
Accrued expenses	(22,021)	19,792	5,262
Other current liabilities	388	(288)	231
Note receivable due from affiliate of the Parent	—	—	(204)
Income taxes payable	229	42	553
Deferred rent	68	37	108

Net cash (used in) provided by operating activities	(24,752)	3,733	16,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,243)	(517)	(2,936)
Acquisition of OSW Predecessor	(670,044)	—	—

Net cash used in investing activities	(671,287)	(517)	(2,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	122,499	—	—
Net proceeds from Haymaker and private placement investors	349,390	—	—
Proceeds from term loan and revolver facilities	245,900	—	—
Repayment on term loan and revolver facilities	(5,021)	—	—
Proceeds from amounts due from related party	3,187	—	—
Payment of deferred financing costs	(6,892)	—	—
Net distributions to Parent and its affiliates	—	(4,262)	(5,706)
Distributions to noncontrolling interest	—	(267)	(1,765)

Net cash provided by (used in) financing activities	709,063	(4,529)	(7,471)

Effect of exchange rate changes on cash	(351)	649	19

Net (decrease) increase in cash and cash equivalents	12,673	(664)	5,901

Cash and cash equivalents, Beginning of period	1,774	15,302	8,671

Cash and cash equivalents, End of period	$14,447	$14,638	$14,572

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Successor	Predecessor
	Consolidated	Combined
	March 20, 2019 to	January 1, 2019 to	Six Months Ended
	June 30, 2019	March 19, 2019	June 30, 2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$—	$73	$28

Interest	$4,396	$—	$13,023

Non-cash transactions:
Equity consideration paid in connection with the Business Combination	$167,300	$—	$—

Accounts payable to related party related to changes in working capital in connection with the Business Combination	$6,409	$—	$—

Allocation of Parent corporate overhead	$—	$—	$5,516

Assignment and assumption of long-term debt	$—	$—	$351,197

Repayment of long-term debt by Parent on behalf of the Company	$—	$351,482	$—

Write-off income tax payable for separate return provision	$—	$—	$254

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

1. ORGANIZATION

OneSpaWorld Holdings Limited (“OneSpaWorld” or the “Company”) is an international business company incorporated under the laws of the Commonwealth of The Bahamas. OneSpaWorld is a global provider and innovator in the fields of health and wellness, fitness and beauty. In facilities on cruise ships and in land-based resorts, the Company strives to create a relaxing and therapeutic environment where guests can receive health and wellness, fitness and beauty services and experiences of the highest quality. The Company’s services include traditional and alternative massage, body and skin treatments, fitness, acupuncture, and medispa treatments. The Company also sells premium quality health and wellness, fitness and beauty products at its facilities and through its timetospa.com website. The predominant business, based on revenues, is sales of services and products on cruise ships and in land-based resorts, followed by sales of products through the timetospa.com website.

On March 19, 2019 (the “Business Combination Date”), OneSpaWorld consummated a business combination pursuant to that certain Business Combination Agreement, dated as of November 1, 2018 (as amended on January 7, 2019, by Amendment No. 1 to the Business Combination Agreement), by and among Steiner Leisure Limited (“Steiner Leisure,” “Steiner,” or “Parent”), Steiner U.S. Holdings, Inc., Nemo (UK) Holdco, Ltd., Steiner UK Limited, Steiner Management Services, LLC, Haymaker Acquisition Corp. (“Haymaker”), OneSpaWorld, Dory US Merger Sub, LLC, Dory Acquisition Sub, Limited, Dory Intermediate LLC, and Dory Acquisition Sub, Inc. (the “Business Combination”). Prior to the consummation of the Business Combination, OneSpaWorld was a wholly-owned subsidiary of Steiner Leisure. On the Business Combination Date, OneSpaWorld became the ultimate parent company of Haymaker and OSW Predecessor (“OSW”).

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

OSW is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and Steiner Marks Limited, (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC, Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., Steiner Resort Spas (North Carolina), Inc., OSW SoHo LLC, OSW Distribution LLC, Steiner Training Limited, STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited, Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited, The Onboard Spa by Steiner (Shanghai) Co., Ltd., Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C., Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Inc., Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure, and (iv) the timetospa website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.).

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

Transaction costs, consisting primarily of debt issuance costs of $6,892,000, are recorded as deferred financing costs and netted against the long-term debt in the accompanying condensed consolidated balance sheet. Under ASC 805, acquisition-related transaction costs are not included as a component of consideration transferred but are accounted for as expenses in the period in which such costs are incurred, or, if related to the issuance of debt or equity, capitalized as debt issuance costs or recorded as a reduction in proceeds to additional paid-in capital, respectively. Acquisition-related transaction costs incurred as part of a business combination include estimated fees related to the issuance of long-term debt, underwriting fees, as well as advisory, legal and accounting fees.

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

The consideration paid to Steiner Leisure in connection with the Business Combination consisted of (i) 14,155,274 OneSpaWorld Shares, of which 5,607,144 OneSpaWorld shares were issued to Steiner by OneSpaWorld in a private placement offering to investors (see Note 5), (ii) warrants to purchase 1,486,520 OneSpaWorld Shares, (iii) $691,086 in cash, including the cash proceeds from the 5,607,144 OneSpaWorld shares in the private placement and $6,409,000 in working capital adjustments accrued as of June 30, 2019 (see Note 9), and (iv) the right to receive an additional 5,000,000 OneSpaWorld Shares upon the occurrence of certain events (the “Deferred Shares”) (see Note 6).

The fair value of the OneSpaWorld Shares and Deferred Shares issued as equity consideration in the Business Combination was based on the observable market price of $11.85 per share of OneSpaWorld common stock on the Business Combination Date. The fair value of the warrants to purchase OneSpaWorld shares issued as equity consideration in the Business Combination was determined using a Black-Sholes option-pricing model with inputs as of the Business Combination Date.

The OSW acquisition is recorded on the Company’s condensed consolidated balance sheet as of March 19, 2019 based upon estimated fair values as of such date.

The preliminary computations of consideration and the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed, as adjusted, is presented in the table below (in thousands):

Cash consideration	$691,086
Equity consideration	167,300

Total consideration transferred	$858,386

Cash and cash equivalents	$14,638
Accounts receivable	23,673
Inventories	34,150
Other current assets	9,943
Property and equipment	26,253
Intangible assets	633,300
Deferred tax asset	8,407
Current liabilities	(64,518)
Deferred tax liabilities	(77)
Other long-term liabilities	(3,880)
Non-controlling interest	(5,624)

Net assets acquired	$676,265

Excess purchase price attributable to goodwill	$182,121

Identifiable intangible assets consist of retail concession agreements, favorable lease agreements, a trade name and a licensing agreement (in thousands):

	Fair Value	Useful Life (years)
Retail concession agreements	$604,800	39
Lease agreements	21,100	10
Trade name	5,900	Indefinite
Licensing agreement	1,500	8

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

The Company recorded identifiable intangible assets of $633.3 million related to retail concession agreements, lease agreements, a trade name and a licensing agreement. Retail concession agreements and lease agreements were valued through application of the multi-period excess earnings method. Under this method, revenues, operating expenses and other costs associated with these agreements were estimated in order to derive cash flows attributable to the existing agreements. The resulting cash flows were then discounted to present value at rates reflective of the risk and return expectations of the agreements to arrive at the fair value of the agreements as of the Business Combination Date. The Company has determined the estimated useful lives of the retail concession agreements and lease agreements based on the projected economic benefits associated with these interests. The trade name and licensing agreement were valued through application of the relief from royalty method. Under this method a royalty rate is applied to the revenues associated with the trade name to capture value associated with use of the name as if licensed. The resulting royalty savings are then discounted to present value at rates reflective of the risk and return expectations of the interests to derive their respective fair values as of the Business Combination Date. The Company has determined that the trade name is expected to have an indefinite useful life while the licensing agreement life is estimated based on the projected economic benefits associated with this interest.

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

	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	$135,395	$277,896	$264,289

Net income (loss)	$892	$(41,947)	$2,014

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation, Principles of Consolidation and Principles of Combination

Successor:

The accompanying unaudited condensed consolidated financial statements as of and for the period March 20, 2019 to June 30, 2019, includes the condensed consolidated balance sheet and statements of operations, comprehensive income (loss), equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the period from March 20, 2019 to June 30, 2019 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The accompanying OSW financial statements include the assets, liabilities, revenues and expenses specifically related to OSW’s operations. OSW receives services and support from various functions performed by Steiner Leisure and costs associated with these functions have been allocated to OSW. These allocations are necessary to reflect all of the costs of doing business and include costs related to certain Steiner Leisure corporate functions, including, but not limited to, senior management, legal, human resources, finance, IT and other shared services that have been allocated to OSW based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis determined by an estimate of the percentage of time Steiner Leisure employees devoted to OSW, as compared to total time available or by the headcount of employees at Steiner Leisure corporate headquarters that are fully dedicated to the OSW entities in relation to the total employee headcount. These allocated costs are reflected in salaries and payroll taxes and administrative expenses in the accompanying condensed combined OSW statements of operations. Management considers these allocations to be a reasonable reflection of the utilization of services by or benefit provided to OSW. However, the allocations may not be indicative of the actual expenses that would have been incurred had OSW operated as an independent, stand-alone entity.

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

Certain expenses and operating costs were paid by Steiner Leisure on behalf of OSW. The Parent has paid on behalf of OSW expenses associated with the allocation of Steiner Leisure corporate overhead and costs associated with the purchase of products from related parties. Operating cash flows for the predecessor periods exclude OSW expenses and operating costs paid by Steiner Leisure on behalf of OSW. Consequently, OSW’s historical cash flows may not be indicative of cash flows had OSW actually been a separate stand-alone entity or future cash flows of OSW.

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

Further, section 102(b) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Act) are required to comply with new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt-out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election is irrevocable. The Company has elected not to opt-out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor a non-emerging growth company, which has opted-out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

c) 2019 Equity Incentive Plan

The Company’s board of directors approved the 2019 Equity Incentive Plan (the “2019 Plan”) on March 18, 2019 and the Company’s shareholders approved the 2019 Plan on March 18, 2019. The purpose of the 2019 Plan is to make available incentives that will assist the Company to attract, retain, and motivate employees, including officers, consultants and directors. The Company may provide these incentives through the grant of share options, share appreciation rights, restricted shares, restricted share units, performance shares and units and other cash-based or share-based awards. Awards may be granted under the 2019 Plan to OneSpaWorld employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. A total of 7,000,000 OneSpaWorld Shares have been authorized and reserved for issuance under the 2019 Plan.

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

Hurdle price per share	$20.00
Strike price per share	$12.99
Average period for hurdle price, in days	5
End of simulation term	3/26/2025
Term of simulation	6.00 years
Stock price as of the Measurement Date	$12.99
Volatility	37.5%
Risk-free rate (continuous)	2.2%
Dividend yield (quarterly after 3 years)	3.0%
Suboptimal exercise multiple	2.8x

d) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs, which do not add to the value of the related assets or materially extend their original lives, are expensed as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Depreciation and amortization expense for the three months ended June 30, 2019 (Successor) and the three months ended June 30, 2018 (Predecessor) was $2.1 million and $1.8 million, respectively. Depreciation and amortization expense for the periods from March 20, 2019 to June 30, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and the six months ended June 30, 2018 (Predecessor) was $2.3 million, $1.2 million and $3.2 million, respectively.

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

f) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares, and contingently issuable shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.

The following table provides details underlying OneSpaWorld’s earnings (loss) per basic and diluted share calculation for the three months ended June 30, 2019 (Successor) and the period from March 20, 2019 to June 30, 2019 (Successor) (in thousands except per share data):

	Successor
	Three Months Ended	March 20, 2019 to
	June 30, 2019	June 30, 2019
Net income (loss) attributable to OneSpaWorld (a)	$3,609	$(19,074)

Weighted average shares issued and outstanding - basic	61,118	61,118

Weighted average shares issued and outstanding - diluted (b) (c)	72,047	61,118

Earnings (loss) per share:
Basic	$0.06	($0.31)

Diluted	$0.05	($0.31)

(a)	Calculated as total net income (loss) less amounts attributable to noncontrolling interest.
(b)

For the three months ended June 30, 2019, weighted average shares issued and outstanding – diluted includes 4,329 potential dilutive shares under the treasury stock method and 6,600 contingently issuable dilutive shares.

(c)

For the period from March 20, 2019 to June 30, 2019, potential common shares under the treasury stock method were antidilutive because the Company reported a net loss in this period. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, warrants, or deferred shares.

The following is a reconciliation of the denominator of the basic and diluted per share computation for the three months ended June 30, 2019 (in thousands):

Successor
Three Months Ended June 30, 2019
Weighted average shares outstanding - basic	61,118
Common stock warrants	4,066
Deferred shares	6,600
Employee stock options	263

Weighted average shares outstanding - diluted	72,047

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

Successor
March 20, 2019 to
June 30, 2019
Common share warrants	24,500
Deferred shares	6,600
Employee stock options	4,547

35,647

g) Intangible Assets

As a result of the Business Combination on March 19, 2019, and the related application of acquisition accounting, the Company completed a preliminary valuation of the identifiable intangible assets as of that date. As of June 30, 2019 (Successor), the trade name intangible asset, the Company’s only identified intangible asset with an indefinite life, had carrying values of $5.9 million. As of June 30, 2019, the definite-lived intangible assets had a carrying value of $622.3 million.

Prior to the Business Combination and application of acquisition accounting, the trade name intangible asset, and the definite-lived intangible assets had carrying values of $5.0 million and $126.5 million, respectively, as of December 31, 2018 (Predecessor).

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets for the three months ended June 30, 2019 (Successor) and three months ended June 30, 2018 (Predecessor) was $4.5 million and $0.9 million, respectively. Amortization expense for the periods from March 20, 2019 to June 30, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and the six months ended June 30, 2018 (Predecessor) was $5.1 million, $0.8 million and $1.8 million, respectively. Amortization expense is estimated to be $17.8 million in each of the next five years beginning in 2019.

Contracts with cruise lines are generally renewed every five years. The Company has the intent and ability to renew such contracts over the estimated useful lives of the assets. Costs incurred to renew contracts are capitalized and amortized to cost of revenues and operating expenses over the term of the contract.

At June 30, 2019 (Successor), the cost, accumulated amortization, and net balance of the definite-lived intangible assets were as follows (in thousands):

				Weighted
				Average
		Accumulated	Net	Remaining Useful
Successor:	Cost	Depreciation	Balance	Life (yrs.)
Retail concession agreements	$604,800	$(4,399)	$600,401	39
Lease agreements	21,100	(604)	20,496	10
Licensing agreement	1,500	(58)	1,442	7

	$627,400	$(5,061)	$622,339

At December 31, 2018 (Predecessor), the cost, accumulated amortization, and net balance of the definite-lived intangible assets were as follows (in thousands):

				Weighted
				Average
		Accumulated	Net	Remaining Useful
Predecessor:	Cost	Depreciation	Balance	Life (yrs.)
Retail concession agreements	$130,000	$(10,210)	$119,790	36
Lease agreements	7,300	(573)	6,727	36

	$137,300	$(10,783)	$126,517

h) Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. The Company has two operating segments: (1) Maritime and (2) Destination Resorts. The Maritime and Destination Resorts operating segments each have associated goodwill, and each has been determined to be a reporting unit.

The Company reviews goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment primarily include general economic conditions and changes in forecasted operating results. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. The Company may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. The Company can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

As a result of the Business Combination on March 19, 2019, and the related application of acquisition accounting, the Company completed an initial preliminary valuation of goodwill as of that date of $199.4 million. As of June 30, 2019 (Successor), goodwill was adjusted to $182.1 million, a decrease of $17.3 million attributable to an increase in the cash consideration of $6.4 million due to working capital adjustments accrued as of June 30, 2019 offset by measurement period adjustments of $0.7 million, and immaterial corrections totaling $23.0 million further discussed in Note 2(k) below. The assignment of goodwill to reporting units, as of the acquisition date, has not been completed.

i) Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2019 that are of significance, or potential significance, to the Company based on its current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

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

j) Accounting for Business Combinations

In accordance with ASC 805, when accounting for business combinations, the Company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date.

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

As part of the Company’s accounting for business combinations, the Company is required to determine the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life shall be amortized; an intangible asset with an indefinite useful life shall not be amortized. The Company bases the estimate of the useful life of an intangible asset on an analysis of all pertinent factors, including but not limited to the expected use of the asset, the expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing or extending similar arrangements, consistent with the Company’s intended use of the asset, regardless of whether those arrangements have explicit renewal or extension provisions, the effects of obsolescence, demand, competition, and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite. The term indefinite does not mean the same as infinite or indeterminate. The useful life of an intangible asset is indefinite if that life extends beyond the foreseeable horizon—that is, there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the acquired business.

Although the Company believes the assumptions and estimates it has made have been reasonable and appropriate, such assumptions and estimates are based in part on historical experience and information obtained from the management of the acquired entity and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include, but are not limited to, the future expected cash flows from sales of products and services, and related contracts and agreements, and discount and long-term growth rates. Unanticipated events and circumstances may occur which could affect the accuracy or validity of the Company’s assumptions, estimates or actual results

k) Correction of Immaterial Errors

The Company corrected errors that were immaterial to the previously reported condensed consolidated financial statements as of March 31, 2019. These errors were identified in connection with the preparation of our condensed consolidated financial statements for the second quarter of 2019 and relate to the period from March 20, 2019 to March 31, 2019 (Successor). As of June 30, 2019, goodwill decreased by $23.0 million due to the net effect of adjusting for i) a decrease of $26.6 million attributable to incorrectly including as consideration transferred change in control payments pursuant to employment agreements entered into in 2016 that were earned upon consummation of the Business Combination for services rendered prior to the Business Combination for which an assumed liability had been recorded in the purchase accounting treatment of the Business Combination; ii) a decrease of $3.2 million attributable to a receivable due from Parent for the reimbursement of cash payments made by the Company on behalf of the Parent that had not been recorded in the purchase accounting treatment of the Business Combination; and iii) an increase of $6.8 million attributable to contract acquisition costs that had incorrectly been recorded as an intangible asset in the purchase accounting of the Business Combination. Additionally, the Company corrected for $3.7 million of accrued expenses associated with Haymaker that had not been recorded upon consummation of the Business Combination and to reclassify $0.6 million of accumulated other comprehensive loss as additional paid in capital as of June 30, 2019. The effect of correcting these errors decreased additional paid in capital and stockholders’ equity by $24.1 million and $23.5 million, respectively as of June 30, 2019.

The condensed consolidated statement of cash flows for the period from March 20, 2019 to June 30, 2019 has been corrected for the effect of the above referenced condensed consolidated balance sheet adjustments and other cash flow presentation items. The effect of correcting i) above resulted in a $26.6 million decrease in Cash Flow Used in Investing Activities attributable to the acquisition of OSW Predecessor, which was further reduced to reflect $14.6 million of cash acquired in the Business Combination (which was previously presented as cash and cash equivalents, beginning of period). The effect of correcting iii) above resulted in a $6.8 million increase in Cash Flow Used In by Operating Activities (specifically, to decrease the change in other noncurrent assets), which was offset partially by a correction for $3.0 million associated with payment of accrued expenses. The Company also corrected the presentation of Net Proceeds From Haymaker and Institutional Investors by reducing the amount previously presented by $25.0 million, the effect of exchange rate changes on cash by reducing it by $0.6 million, and adjusted cash and cash equivalents at beginning of period to $1.7 million, which was the cash held by Haymaker at the Business Combination Date.

The corrections of these errors did not have any effect on the condensed consolidated income statements for any of the periods previously presented. Additionally, these errors did not have any effect on cash and cash equivalents at March 31, 2019.

3. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	Successor	Predecessor
	As of	As of
	June 30,	December 31,
	2019	2018
Operative commissions	$4,573	$4,663
Minimum cruiseline commissions	7,346	5,648
Payroll and bonuses	3,519	5,037
Interest	356	2,513
Other	10,207	9,350

	$26,001	$27,211

4. LONG-TERM DEBT

Successor:

On March 19, 2019, the Company entered into (i) senior secured first lien credit facilities (the “First Lien Credit Facilities”) with Goldman Sachs Lending Partners LLC, as administrative agent, and certain lenders, consisting of (x) a term loan facility of $208.5 million (of which $20 million was borrowed by a subsidiary of the Company) (the “First Lien Term Loan Facility”), (y) a revolving loan facility of up to $20 million (the “First Lien Revolving Facility”) and (z) a delayed draw term loan facility of $5 million (the “First Lien Delayed Draw Facility”), and (ii) a senior secured second lien term loan facility of $25 million with Cortland Capital Market Services LLC, as administrative agent, and Neuberger Berman Alternative Funds, Neuberger Berman Long Short Fund, as lender. (the “Second Lien Term Loan Facility” and, together with the First Lien Term Loan Facility, the “Term Loan Facilities”; the New Term Loan Facilities, together with the First Lien Revolving Facility and the First Lien Delayed Draw Facility, are referred to as the “New Credit Facilities”). The First Lien Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the New First Lien Revolving Facility. The First Lien Term Loan Facility matures seven years after March 19, 2019, the First Lien Revolving Facility matures five years after March 19, 2019 and the Second Lien Term Loan Facility matures eight years after March 19, 2019.

Total debt, net of $234.3 million at June 30, 2019 consisted of the following (amounts in thousands):

		Amount
	Borrowing	Borrowed at
	Capacity	June 30, 2019
First Lien Revolving Facility	$20,000	$7,900
First Lien Term Loan Facility	208,500	207,979
Second Lien Term Loan Facility	25,000	25,000

	$253,500	240,879

Unamortized deferred financing costs		(6,591)

Total debt		234,288

Less: current portion of long-term debt		2,085

Long-term debt, net		$232,203

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

5. PRIVATE PLACEMENTS

On November 1, 2018, the Company entered into certain subscription agreements (the “Subscription Agreements”) with the certain investors pursuant to which, among other things, such investors agreed to subscribe for and purchase, and OneSpaWorld agreed to issue and sell to such investors 17,856,781 newly issued OneSpaWorld Shares and 3,105,294 OneSpaWorld Warrants for gross proceeds of approximately $122,496,370 (the “Private Placements”).

On March 19, 2019, OneSpaWorld completed the sales of 17,856,781 OneSpaWorld Shares and 3,105,294 OneSpaWorld Warrants to such investors as contemplated by the Subscription Agreements. The proceeds from the Private Placements were used to fund a portion of the cash payment payable in connection with the consummation of the Business Combination.

6. EQUITY

Common Shares

The Company is authorized to issue 250,000,000 common shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2019, there were 61,118,298 shares of OneSpaWorld common stock issued and outstanding.

Deferred Shares

As part of the equity consideration transferred in the Business Combination, Steiner received 5,000,000 Deferred Shares. Haymaker Sponsor, LLC also received 1,600,000 Deferred Shares in connection with the Business Combination. The issuance of the OneSpaWorld common shares related to the Deferred Shares is contingent upon the earlier occurrence of any of the following events: (i) OneSpaWorld share price reaching $20 per share for five consecutive trading dates, as adjusted to reflect any stock split, reverse stock split, stock dividend, payment of dividends and other events as defined in the applicable Deferred Shares agreement (ii) in the event of a change of control, as defined, of the Company if the price per share paid in connection with such change in control is equal to or greater than $20; however, if the price per share paid in connection with such change in control is less than $20, then no OneSpaWorld common shares will be issued and all the rights to receive the shares will be forfeited for no consideration, and (iii) ten years from the date of the Business Combination agreement.

Public Warrants

Each whole Public Warrant is exercisable to purchase one share of common stock and only whole warrants are exercisable. The Public Warrants became exercisable 30 days after the completion of the Business Combination. Each whole Public Warrant entitles the holder to purchase one share of OneSpaWorld common stock at an exercise price of $11.50. As of June 30, 2019, 24,500,000 Public Warrants were issued and outstanding.

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

The Company filed with the Securities and Exchange Commission (“SEC”) a registration statement for the registration, under the Securities Act, of the shares of OneSpaWorld common stock issuable upon exercise of the warrants. This registration statement has since been declared effective by the SEC. The Company will use its reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

The Private Placement Warrants (including the OneSpaWorld common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the Business Combination and they will not be redeemable so long as they are held by the Investors or their permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis the Public Warrants. If holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of OneSpaWorld common stock equal to the quotient obtained by dividing (x) the product of the number of shares of OneSpaWorld common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The Company’s Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (including the OneSpaWorld common stock issuable upon exercise of any of these warrants) until the date that is 30 days after the date the Company completes its Business Combination.

Stock Options

On March 26, 2019 (Successor), OneSpaWorld granted certain executive officers of the Company a total of 4,547,076 non-qualified stock options. The options were 100%, fully-vested on the grant date and become exercisable upon the five-day volume weighted average price of OneSpaWorld common shares reaching $20.00 per share. As of June 30, 2019, 4,547,076 stock options were issued and outstanding.

7. COMMITMENTS

Registration Rights Agreement

On March 19, 2019, in connection with the closing of the Business Combination (the “Closing”), OneSpaWorld, Steiner Leisure and Haymaker Sponsor, LLC (“Haymaker Sponsor”), entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement provides for customary registration rights, including demand and piggyback rights subject to cut-back provisions. In addition, OneSpaWorld has agreed to use its commercially reasonable efforts to file a shelf registration statement to register Steiner Leisure’s and Haymaker Sponsor’s shares (the “Shares”) within 45 days of the Closing. During the quarter ended June 30, 2019, the Company filed with the SEC a registration statement under the Securities Act to register the Shares. This registration statement has since been declared effective by the SEC. At any time, and from time to time, after the shelf registration statement has been declared effective by the SEC, Steiner Leisure will be entitled to make up to three demands per year, and Haymaker Sponsor will be entitled to make up to three demands per year, that a resale of shares of OneSpaWorld reasonably expected to exceed $10,000,000 in gross offering price pursuant to such shelf registration statement be made pursuant to an underwritten offering. Pursuant to the Registration Rights Agreement, Steiner Leisure and Haymaker Sponsor will agree not to sell, transfer, pledge or otherwise dispose of their OneSpaWorld Shares (as defined in the Registration Rights Agreement) during the seven days before and 90 days after the pricing of any underwritten offering of OneSpaWorld, subject to certain exceptions, and Steiner Leisure and Haymaker Sponsor will enter into a customary lock-up agreement to such effect. Steiner Leisure and Haymaker Sponsor agreed not to assign or delegate their rights, duties or obligations under the Registration Rights Agreement for a period of six months following the Closing, subject to certain exceptions.

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

8. NONCONTROLLING INTEREST

The Company has a 60% controlling interest and a third party has a 40% noncontrolling interest in Medispa Limited, a Bahamian entity that is a consolidated subsidiary of the Company. The operations of MediSpa Limited relate to the delivery of non-invasive aesthetic services, provision of related services, and the sale of related products on cruise ships and in destination resorts outside the tax jurisdiction of the U.S. As of June 30, 2019 (Successor) and December 31, 2018 (Predecessor), the noncontrolling interest was $6.7 million and $3.6 million, respectively.

9. RELATED PARTY TRANSACTIONS

Predecessor:

The Company purchased products from wholly-owned subsidiaries of Steiner Leisure for resale to its customers. Inventories on hand related to these purchases and accounts payable owed to the supplier entities related to the purchases were as follows (in thousands):

Predecessor
As of
December 31,
2018
Inventory	$17,268
Accounts payable - related parties	$6,553

The Company entered into a loan agreement with a wholly-owned subsidiary of the Parent (the “Borrower”), for €5.0 million on February 25, 2016. The note receivable was due in full by January 3, 2021 and bears an annual interest rate of 7.50%. The note receivable was accounted for on an amortized cost basis, and interest was recognized using the effective interest rate method. On July 27, 2018, the Parent settled the outstanding principal amount and all accrued interest under this loan agreement.

The Company received services and support from various functions performed by the Parent. These expenses related to allocations of Parent corporate overhead.

Successor:

As of June 30, 2019, Steiner was due $6,408,910 from OneSpaWorld as additional purchase price consideration related to working capital adjustments in connection with the Business Combination, which was settled and paid in July 2019. Such amount due is included in “Accounts payable – Related parties” in the accompanying condensed consolidated balance sheet.

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

On August 3, 2018, OSW Predecessor entered into a lease of office space in Coral Gables, Florida (the “Coral Gables Lease”) with an initial lease term of twelve years and options to renew for two periods of five years each. Additionally, on August 3, 2018, OSW Predecessor entered into a sublease of the Coral Gables Lease with SMS, with an initial term of five years and an annual rent amount of approximately $480,000.

10. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates facilities on cruise ships and in destination resorts, which provide health and wellness, fitness and beauty services and sell related products onboard cruise ships and in destination resorts. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer, who is the Company’s chief operating decision maker (CODM), in determining how to allocate the Company’s resources and evaluate performance.

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	March 20, 2019 to June 30, 2019	January 1, 2019 to March 19, 2019	Six Months Ended June 30, 2018
Revenues:
U.S.	$8,576	$7,023	$9,283	$6,008	$13,843
Not connected to a country	125,843	122,914	142,855	106,886	238,841
Other	6,011	5,458	7,306	5,558	11,605

Total	$140,430	$135,395	$159,444	$118,452	$264,289

	Successor	Predecessor
	As of June 30, 2019	As of December 31, 2018
Property and equipment, net:
U.S.	$9,282	$6,838
Not connected to a country	6,637	2,188
Other	8,713	7,213

Total	$24,632	$16,239

11. Fair Value Measurements

The Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Cash and cash equivalents are reflected in the accompanying consolidated and combined balance sheets at cost, which approximated fair value, estimated using Level 1 inputs, as they are maintained with various high-quality financial institutions and having original maturities of three months or less.

The Company’s outstanding long-term debt as of June 30, 2019 was recently originated and bear variable interest rate. As a result, the Company believes that the fair value of long-term debt as of June 30, 2019 approximates carrying amounts. The fair value of outstanding long-term debt as of December 31, 2018 is estimated at $372.2 million using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Our highly-trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard 164 cruise ships and at 70 destination resorts globally. With over 80% market share in the highly attractive outsourced maritime health and wellness market, we are the market leader at approximately 10x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform as well as decades-long relationships with cruise and destination resort partners. Throughout our history, our mission has been simple—helping guests look and feel their best during and after their stay.

At our core, we are a global services company. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of our cruise line and destination resort partners’ overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations, which in 2018 included nearly 8,000 annual voyages with visits to over 1,100 ports of call around the world. We have consistently expanded our onboard offerings with innovative and leading-edge service and product introductions, and developed powerful back-end recruiting, training and logistics platforms to manage our operational complexity, maintain our industry-leading quality standards, and maximize revenue per center. The combination of our renowned recruiting and training platform, deep labor pool, global logistics and supply chain infrastructure and proven revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate.

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew almost all of our cruise line agreements that expired or were scheduled to expire. Recently, we extended our current agreement with Norwegian Cruise Lines through 2024, won a contract with the new lifestyle brand Virgin Voyages to operate the spa and wellness offerings onboard the first three Virgin vessels, planned to launch in 2020, 2021 and 2022, won a contract with Celebrity Cruise Lines to design and operate the health and wellness centers onboard their four new mega ships commissioned in 2018 and being commissioned between 2019 and 2022, and entered into an amended agreement with P&O Cruises to extend our operations on P&O’s vessels for the next five years.

Our success and our growth are dependent to a significant extent on the success and growth of the travel, leisure and hospitality industries, and particularly on the cruise industry.

The success of the cruise and hospitality industries, as well as our business, is impacted by geopolitical events and economic conditions, as well as the perception by consumers of such conditions. Prior adverse economic factors, including periodic increases in fuel prices, experienced in the United States and other world economies have presented challenges for the cruise and hospitality industries and our business, including the potential for reduced spending by consumers on discretionary items, such as our services and products. The recurrence of the more severe aspects of these challenging conditions could have a material adverse effect on the cruise and hospitality industries and also could have a material adverse effect on our results of operations and financial condition for 2019 and thereafter.

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

“OSW Predecessor” is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and Steiner Marks Limited, (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC, Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., Steiner Resort Spas (North Carolina), Inc., OSW SoHo LLC, OSW Distribution LLC, Steiner Training Limited, STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited, Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited, The Onboard Spa by Steiner (Shanghai) Co., Ltd., Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C., Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure, and (iv) the timetospa.com website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.).

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

For the six months ended June 30, 2019, we have combined the results of the successor entity, OneSpaWorld Holdings Limited, for the period from March 20, 2019 to June 30, 2019 with the results of OSW Predecessor for the period from January 1, 2019 to March 19, 2019 (the “2019 Combined Period”) in the following table which sets forth the above key performance indicators for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Selected Statistics
Period End Ship Count	164	160	164	160
Average Ship Count (1)	161	155	160	155
Average Weekly Revenue Per Ship	$61,317	$61,150	$60,888	$60,104
Average Revenue Per Shipboard Staff Per Day	$479	$479	$474	$473
Period End Resort Count	70	65	70	65
Average Resort Count (2)	68	61	68	58
Average Weekly Revenue Per Resort	$12,292	$14,403	$12,095	$15,057
Capital Expenditures ($ thousands)	$1,243	$1,581	$1,760	$2,936

(1)

Average Ship Count reflects the fact that during the period ships were in and out of service and is calculated by adding the total number of days that each of the ships generated revenue during the period, divided by the number of calendar days during the period.

(2)

Average Resort Count reflects the fact that during the period destination resort health and wellness centers were in and out of service and is calculated by adding the total number of days that each destination resort health and wellness center generated revenue during the period, divided by the number of calendar days during the period.

Key Financial Definitions

Revenues. Revenues consist primarily of sales of services and sales of products to cruise ship passengers and destination resort guests. The following is a brief description of the components of our revenues:

•

Service revenues. Service revenues consist primarily of sales of health and wellness services, including a full range of massage treatments, facial treatments, nutritional/weight management consultations, teeth whitening, mindfulness services and medispa services to cruise ship passengers and destination resort guests. We bill our services at rates which inherently include an immaterial charge for products used in the rendering of such services, if applicable.

•

Product revenues. Product revenues consist primarily of sales of health and wellness products, such as facial skincare, body care, hair care, orthotics and nutritional supplements to cruise ship passengers, destination resort guests and timetospa.com customers.

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

Amortization of intangible assets. Amortization of intangible assets is comprised of the amortization of intangible assets with definite useful lives (e.g., customer contracts, trade names, long-term leases) and amortization expenses associated with the transaction in 2015 in which a consortium led by L Catterton acquired Steiner Leisure, the then-holding company of OneSpaWorld.

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

•

The size and offerings of new health and wellness centers. We have focused our attention on the innovation and provision of higher value added and price point services such as medispa and advanced facial techniques, which require treatment rooms equipped with specific equipment and staff trained to perform these services. As our cruise line partners continue to invest in new ships with enhanced health and wellness centers that allow for more advanced treatment rooms and larger staff sizes, we are able to increase the availability of these services, driving an overall shift towards a more attractive service mix.

•

Expansion of value-added services and products across modalities in existing health and wellness centers. We continue to expand our higher value added and price point offerings in existing health and wellness centers, including introducing premium medispa services, resulting in higher guest spending.

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

Results of Operations

The following tables present operations for two periods, Predecessor and Successor, which relate to the periods preceding and the periods succeeding the Business Combination, respectively. References to the “Successor 2019 Period” in the discussion below refer to the period from March 20, 2019 to June 30, 2019. References to the “Predecessor 2019 Period” in the discussion below refers to the period from January 1, 2019 to March 19, 2019 (amounts in thousands, except per share data).

	Successor		Predecessor
	Consolidated		Combined
	Three Months Ended June 30, 2019	% of Total Revenue	Three Months Ended June 30, 2018	% of Total Revenue
REVENUES:
Service revenues	$107,285	76%	$102,845	76%
Product revenues	33,145	24%	32,550	24%

Total revenues	140,430	100%	135,395	100%

COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	90,642	65%	88,092	65%
Cost of products	28,604	20%	27,535	20%
Administrative	4,346	3%	2,796	2%
Salary and payroll taxes	4,249	3%	3,680	3%
Amortization of intangible assets	4,491	3%	893	1%

Total cost of revenues and operating expenses	132,332	94%	122,996	91%

Income from operations	8,098	6%	12,399	9%

OTHER INCOME (EXPENSE), NET:
Interest expense	(4,271)	-3%	(8,780)	-6%
Interest income	—	—	205	0%
Other income (expense)	—	—	14	0%

Total other income (expense), net	(4,271)	-3%	(8,561)	-6%

Income before (benefit) provision for income taxes	3,827	3%	3,838	3%
(BENEFIT) PROVISION FOR INCOME TAXES	(732)	0%	141	0%

Net income	4,559	3%	3,697	3%
Net income attributable to noncontrolling interest	950	1%	1,044	1%

Net income attributable to common shareholders and Parent, respectively	$3,609	3%	$2,653	2%

Comparison of Results for the Three Months Ended June 30, 2019 (Successor) and the Three Months Ended June 30, 2018 (Predecessor)

Revenues. Revenues for the three months ended June 30, 2019 and 2018 were $140.4 million and $135.4 million, respectively. The increase for the three months ended June 30, 2019 was attributable to six incremental net new shipboard health and wellness centers added to the fleet of cruise line partners, a continued trend towards larger and enhanced shipboard health and wellness centers, and continued collaboration with cruise line partners. The split of revenue growth between service and product revenues was as follows:

•	Service revenues. Service Revenues for the three months ended June 30, 2019 and 2018 were $107.3 million and $102.8 million, respectively.

•	Product revenues. Product Revenues for the three months ended June 30, 2019 and 2018 were $33.1 million and $32.6 million, respectively.

The productivity of shipboard health and wellness centers increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 as evidenced by an increase in average weekly revenues per ship, which increased to $61,317 for the three months ended June 30, 2019 from $61,150 in the three months ended June 30, 2018. The productivity of destination resort health and wellness centers, measured by average weekly revenues, decreased 15% to $12,292 for the three months ended June 30, 2019, from $14,403 for the three months ended June 30, 2018, primarily due to a larger number of managed centers in our mix, which generate less revenue per facility.

Cost of services. Cost of services as a percentage of service revenues for the three months ended June 30, 2019 and 2018 were 84.5%, and 85.7%, respectively. The $2.6 million increase in cost of services for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 is primarily attributable to an increase in service revenues.

Cost of products. Cost of products as a percentage of product revenues for the three months ended June 30, 2019 and 2018 were 86.3%, and 84.6%, respectively. Cost of products increased $1.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in product revenues and the non-cash impact of purchase price accounting adjustments related to inventory “step-up” in connection with the Business Combination.

Administrative. Administrative expenses for the three months ended June 30, 2019 and 2018 were $4.3 million and $2.8 million, respectively. The increase of $1.5 million in administrative expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily attributable to expenses incurred in support of the Company’s operations as a public company and the non-cash impact of the purchase price accounting adjustment related to Property and Equipment in connection with the Business Combination.

Salary and payroll taxes. Salary and payroll taxes for the three months ended June 30, 2019 and 2018 were $4.3 million and $3.7 million, respectively. The increase of $0.6 million in salary and payroll taxes for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was attributable to increased headcount necessitated by being a publicly traded company.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2019 and 2018 were $4.5 million and $0.9 million, respectively. Amortization expense for the three months ended June 30, 2019 reflects the new basis of intangible assets identified in the Business Combination.

Other income (expense), net. Other income (expense) for the three months ended June 30, 2019 and 2018 were ($4.3) million and ($8.6) million, respectively. The decrease of $4.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was attributable to lower interest expense related to the new debt financing in connection with the Business Combination compared to the preexisting debt in the second quarter of fiscal 2018.

(Benefit) provision for income taxes. (Benefit) provision for income taxes for the three months ended June 30, 2019 and 2018 were ($0.7 million) and $0.1 million, respectively. The decrease of $0.9 million in the provision for income taxes for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 is attributable to applying a negative tax rate to a lower year-to-date book pre-tax loss in fiscal year 2019.

Net income. Net income for the three months ended June 30, 2019 and 2018 were $3.6 million and $2.7 million, respectively.

	Successor		Predecessor
	Consolidated		Combined
	March 20, 2019 to June 30, 2019	% of Total Revenue	January 1, 2019 to March 19, 2019	% of Total Revenue	Six Months Ended June 30, 2018	% of Total Revenue
REVENUES:
Service revenues	$121,998	77%	$91,280	77%	$200,891	76%
Product revenues	37,446	23%	27,172	23%	63,398	24%

Total revenues	159,444	100%	118,452	100%	264,289	100%

COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	103,028	65%	76,836	65%	171,270	65%
Cost of products	32,194	20%	23,957	20%	54,601	21%
Administrative	6,863	4%	2,498	2%	5,081	2%
Salary and payroll taxes	25,464	16%	29,349	25%	7,507	3%
Amortization of intangible assets	5,073	3%	755	1%	1,760	1%

Total cost of revenues and operating expenses	172,622	108%	133,395	113%	240,219	91%

(Loss) income from operations	(13,178)	-8%	(14,943)	-13%	24,070	9%

OTHER INCOME (EXPENSE), NET:
Interest expense	(4,828)	-3%	(6,316)	-5%	(16,139)	-6%
Loss on extinguishment of debt	—	0%	(3,413)	-3%	—	0%
Interest income	—	0%	—	0%	205	0%
Other income (expense)	—	0%	—	0%	(17)	0%

Total other income (expense), net	(4,828)	-3%	(9,729)	-8%	(15,951)	-6%

(Loss) income before provision for income taxes	(18,006)	-11%	(24,672)	-21%	8,119	3%
PROVISION FOR INCOME TAXES	14	0%	109	0%	639	0%

Net (loss) income	(18,020)	-11%	(24,781)	-21%	7,480	3%
Net income attributable to noncontrolling interest	1,054	1%	678	1%	1,944	1%

Net (loss) income attributable to common shareholders and Parent, respectively	$(19,074)	-12%	$(25,459)	-21%	$5,536	2%

Comparison of Results for the Periods from March 20, 2019 to June 30, 2019 (Successor) , January 1, 2019 to March 19, 2019 (Predecessor) and the Six Months Ended June 30, 2018 (Predecessor)

Revenues. Revenues for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were $159.4 million, $118.4 million and $264.3 million, respectively. Both the Successor 2019 Period and the Predecessor 2019 Period benefited from the six incremental net new shipboard health and wellness centers added to the fleet of cruise line partners, 13 incremental net new destination resort health and wellness centers opened, a continued trend towards larger and enhanced shipboard health and wellness centers, and an improved collaboration with partners.

•	Service revenues. Service Revenues for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were $122.0 million, $91.3 million and $200.9 million, respectively.

•	Product revenues. Product Revenues for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were $37.4 million, $27.2 million and $63.4 million, respectively.

The productivity of shipboard health and wellness centers increased for the 2019 Combined Period as compared to the six months ended June 30, 2018 as evidenced by an increase in both average weekly revenues and revenues per shipboard staff per day. Average weekly revenues increased by 1.3% to $60,888 for the 2019 Combined Period, from $60,104 in the six months ended June 30, 2018, and revenues per shipboard staff per day increased to $474 for the 2019 Combined Period from $473 in the six months ended June 30, 2018. We had an average of 2,959 shipboard staff members in service for the 2019 Combined Period compared to an average of 2,806 shipboard staff members in service for the six months ended June 30, 2018. The productivity of destination resort health and wellness centers, measured by average weekly revenues, decreased 20% to $12,095 for the 2019 Combined Period, from $15,057 for the six months ended June 30, 2018, primarily due to a larger number of managed centers in our mix, which generate less revenue per facility.

Cost of services. Cost of services as a percentage of service revenues for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were 84.4%, 84.2% and 85.3%, respectively.

Cost of products. Cost of products as a percentage of product revenues for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were 86.0%, 88.2% and 86.1%, respectively. Successor 2019 Period includes non-cash Purchase Price adjustments concerning the Inventory valuations resulting in higher costs, a portion of which are non-cash.

Administrative. Administrative expenses for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were $6.9 million, $2.5 million and $5.1 million, respectively. The Successor 2019 Period had expenses incurred in connection with the Business Combination and costs associated with being a public company.

Salary and payroll taxes. Salary and payroll taxes for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were $25.5 million, $29.3 million and $7.5 million, respectively. The Successor 2019 Period had expenses related to stock compensation of $20.4 million related to stock options that fully vested upon grant to certain directors and executives. The Predecessor 2019 Period had change in control payments of $26.3 million pursuant to employment agreements entered into in 2016 that were earned upon consummation of the Business Combination for services rendered prior to the Business Combination.

Amortization of intangible assets. Amortization of intangible assets for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were $5.1 million, $0.8 million and $1.8 million, respectively. Amortization expense in the 2019 Successor Period reflects the new basis of intangible assets identified in the Business Combination.

Other income (expense), net. Other income (expense) for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were ($4.8) million, ($9.7) million and ($16.0) million, respectively. The 2019 Predecessor Period included loss on extinguishment of debt of $3.4 million associated with the payoff of the pre-existing debt by the Parent of the Company’s predecessor.

Provision for income taxes. Provision for income taxes for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were $14 thousand, $0.1 million and $0.6 million, respectively. The Successor 2019 Period provision reflects stock-based compensation that is expected to be non-deductible for income tax purposes.

Net income (loss). Net income (loss) for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were $(18.0) million, $(24.8) million and $(7.4) million, respectively. The Successor 2019 Period had expenses related to stock-based compensation of $20.4 million. The Predecessor 2019 Period had change in control payments of $26.3 million earned upon consummation of the Business Combination.

Liquidity and Capital Resources

Overview

We have historically funded our operations with cash flow from operations, except with respect to certain expenses and operating costs that had been paid by Steiner Leisure on our behalf during the Predecessor Period, and, when needed, with borrowings under our credit facility prior to the Business Combination. Steiner Leisure has paid on our behalf expenses associated with the allocation of Parent corporate overhead and costs associated with the purchase of products from related parties and forgiven by Steiner Leisure. Predecessor Period operating cash flows exclude OSW Predecessor’s expenses and operating costs paid by Steiner Leisure on behalf of us. Consequently, our combined historical cash flows may not be indicative of cash flows had we been a separate stand-alone entity, or of our future cash flows.

Prior to the Business Combination, our principal uses for liquidity had been distributions to Steiner Leisure, debt service and working capital investment. Since consummating the Business Combination, our principle uses of liquidity have been debt service and working capital investment. We believe our sources of liquidity and capital will be sufficient to finance our operations and growth strategy for at least the next 12 months.

Cash Flows

The following table presents operations for two periods, Predecessor 2019 Period and Successor 2019 Period, which relate to the period preceding and the period succeeding the Business Combination, respectively. References to the “Successor 2019 Period” refer to the period from March 20, 2019 to June 30, 2019 and references to the “Predecessor 2019 Period” refer to the period from January 1, 2019 to March 19, 2019.

	Successor	Predecessor
(in thousands)	March 20, 2019 to June 30, 2019	January 1, 2019 to March 19, 2019	Six Months Ended
			June 30, 2018
Net (loss) income	$(18,020)	$(24,781)	$7,480
Depreciation & amortization	7,954	1,989	5,566
Amortization of deferred financing costs	301	213	—
Stock-based compensation	20,371	—	—
Provision for doubtful accounts	—	8	18
Loss on extinguishment of debt	—	3,413	—
Allocation of parent corporate overhead	—	—	5,516
Deferred income taxes	(77)	—	85
Change in working capital	(35,281)	22,891	(2,376)

Cash Flow (Used in) Provided by Operating Activities	(24,752)	3,733	16,289

Capital expenditures	(1,243)	(517)	(2,936)
Acquisition of OSW Predecessor	(670,044)	—	—

Cash Flow Used in Investing Activities	(671,287)	(517)	(2,936)

Proceeds from issuance of common shares	122,499	—	—
Net proceeds from Haymaker and private placement investors	349,390	—	—
Proceeds from the term loan and revolver facilities	245,900	—	—
Repayments on the term loan and revolver facilities	(5,021)	—	—
Proceeds from amounts due from Parent	3,187	—	—
Payment of deferred financing costs	(6,892)	—	—
Net distributions to Parent	—	(4,262)	(5,706)
Distribution to noncontrolling interest	—	(267)	(1,765)

Cash Flow Provided by (Used in) Financing Activities	709,063	(4,529)	(7,471)

Effect of exchange rates	(351)	649	19

Net (Decrease) Increase in Cash and Cash Equivalents	$12,673	$(664)	$5,901

Comparison of Results for the Periods from March 20, 2019 to June 30, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and the Six Months Ended June 30, 2018 (Predecessor)

Operating activities. Our net cash (used in) provided by operating activities for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were $(24.8) million, $3.7 million and $16.3 million, respectively. In the Predecessor 2019 Period, the Company incurred change of control payments of $26.3 million payable upon consummation of the Business Combination.

Investing activities. Our net cash used in investing activities for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were $671.3 million, $0.5 million and $2.9 million, respectively. In the Successor 2019 Period, cash payments of $670.0 million were made to consummate the Business Combination.

Financing activities. Our net cash provided by (used in) financing activities for the Successor 2019 Period, Predecessor 2019 Period and six months ended June 30, 2018 were $709.1 million, $(4.5) million and $(7.5) million, respectively. In the Successor 2019 Period, financing activities of $122.5 million, $349.4 million and $240.9 million, related to proceeds from the issuance of common shares, Haymaker cash contributions, and proceeds related to the term loan and revolver facilities, net of repayments, respectively, were undertaken in connection with the Business Combination.

Seasonality

A significant portion of our revenues are generated onboard cruise ships. As a result, for certain cruise lines, we have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields for us. Further, cruises and destination resort health and wellness centers have been negatively affected by the frequency and intensity of hurricanes. The negative impact of hurricanes is highest during peak hurricane season from August to October.

Contractual Obligations

As of June 30, 2019, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2018. We believe that there have been no significant changes during the six months ended June 30, 2019 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As part of our accounting for business combinations we are required to determine the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life shall be amortized; an intangible asset with an indefinite useful life shall not be amortized. We base the estimate of the useful life of an intangible asset on an analysis of all pertinent factors, including, but not limited to, the expected use of the asset, the expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate, any legal, regulatory, or contractual provisions that may limit the useful life, our own historical experience in renewing or extending similar arrangements, consistent with our intended use of the asset, regardless of whether those arrangements have explicit renewal or extension provisions, the effects of obsolescence, demand, competition, and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite. The term indefinite does not mean the same as infinite or indeterminate. The useful life of an intangible asset is indefinite if that life extends beyond the foreseeable horizon—that is, there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the acquired business.

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired entity and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include, but are not limited to, the future expected cash flows from sales of services and products and related contracts and agreements; and discount and long-term growth rates. Unanticipated events and circumstances may occur which could affect the accuracy or validity of our assumptions, estimates or actual results.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements described below, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent. Such a slowdown has adversely affected our results of operations and financial condition in certain prior years. Recurrence of the more severe aspects of prior periods of adverse economic conditions, as well as periods of fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

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

Such forward-looking statements are subject to, without limitation, the following factors:

•

the demand for the Company’s services together with the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors or changes in the business environment in which the Company operates;

•	changes in consumer preferences or the market for the Company’s services;

•	changes in applicable laws or regulations;

•	the availability or competition for opportunities for expansion of the Company’s business;

•	difficulties of managing growth profitably;

•	the loss of one or more members of the Company’s management team;

•	changes in the market for the products we offer for sale;

•	other risks and uncertainties included from time to time in the Company’s reports (including all amendments to those reports) filed with the U.S. Securities and Exchange Commission;

•	other risks and uncertainties indicated in our Annual Report on Form 10-K for the year ended December 31, 2018, including those set forth under the section entitled “Risk Factors”; and

•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

For a discussion of our market risks, refer to Part II, Item 7A.—Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes during the six months ended June 30, 2019 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Dated: August 15, 2019

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ GLENN J. FUSFIELD
Glenn J. Fusfield
President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer