Form 10-Q
period 2019-09-30
ONESPAWORLD HOLDINGS Ltd
filed 2019-11-13
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2019

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

As of November 13, 2019, 61,118,398 common shares were outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	Successor	Predecessor
	Consolidated	Combined
	As of	As of
	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,690	$15,302
Accounts receivable, net	23,443	25,352
Inventories	33,117	32,265
Prepaid expenses	7,870	6,617
Other current assets	1,737	1,424

Total current assets	81,857	80,960

Property and equipment, net	23,861	16,239
Intangible assets, net	620,687	131,517
Goodwill	185,621	33,864
OTHER ASSETS:
Deferred tax assets	8,404	4,265
Other non-current assets	677	5,814

Total other assets	9,081	10,079

Total assets	$921,107	$272,659

LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES:
Accounts payable	$12,707	$7,595
Accounts payable - related parties	—	6,553
Accrued expenses	24,719	27,211
Income taxes payable	875	670
Current portion of long-term debt	2,085	—
Other current liabilities	945	1,210

Total current liabilities	41,331	43,239

Deferred rent	116	645
Income tax contingency	3,828	3,918
Long-term debt, net	224,052	352,440
Other long-term liabilities	290	—

Total liabilities	269,617	400,242

Commitments (Note 7)
EQUITY (DEFICIT):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 61,118,398 issued and outstanding at September 30, 2019	6	—
Additional paid-in capital	660,541	—
Accumulated deficit	(16,712)	—
Net Parent investment	—	(130,520)
Accumulated other comprehensive loss	(331)	(649)

Total OneSpaWorld stockholders’ equity and Parent’s (deficit), respectively	643,504	(131,169)

Noncontrolling interest	7,986	3,586

Total equity (deficit)	651,490	(127,583)

Total liabilities and equity (deficit)	$921,107	$272,659

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Successor	Predecessor	Successor	Predecessor
	Consolidated	Combined	Consolidated	Combined
	Three Months Ended	Three Months Ended
	September 30,	September 30,	March 20, 2019 to	January 1, 2019 to	Nine Months Ended
	2019	2018	September 30, 2019	March 19, 2019	September 30, 2018
REVENUES:
Service revenues	$110,564	$108,113	$232,562	$91,280	$309,004
Product revenues	34,337	34,507	71,783	27,172	97,905

Total revenues	144,901	142,620	304,345	118,452	406,909

COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	94,199	92,267	197,227	76,836	263,537
Cost of products	29,980	30,321	62,174	23,957	84,922
Administrative	5,393	2,417	12,256	2,498	7,498
Salary and payroll taxes	2,951	4,002	28,415	29,349	11,509
Amortization of intangible assets	4,040	880	9,113	755	2,640

Total cost of revenues and operating expenses	136,563	129,887	309,185	133,395	370,106

Income (loss) from operations	8,338	12,733	(4,840)	(14,943)	36,803

OTHER INCOME (EXPENSE), NET:
Interest expense	(4,606)	(9,002)	(9,434)	(6,316)	(25,141)
Loss on extinguishment of debt	—	—	—	(3,413)	—
Interest income	35	33	35	—	238
Other income (expense)	—	(13)	—	—	(30)

Total other expense, net	(4,571)	(8,982)	(9,399)	(9,729)	(24,933)

Income (loss) before (benefit) provision for income taxes	3,767	3,751	(14,239)	(24,672)	11,870
PROVISION FOR INCOME TAXES	97	163	111	109	802

Net income (loss)	3,670	3,588	(14,350)	(24,781)	11,068
Net income attributable to noncontrolling interest	1,308	1,073	2,362	678	3,017

Net income (loss) attributable to common shareholders and Parent, respectively	$2,362	$2,515	$(16,712)	$(25,459)	$8,051

Earnings (loss) per share:

Basic earnings (loss) per share	$0.04		$(0.27)

Diluted earnings (loss) per share	$0.03		$(0.27)

Basic weighted average shares outstanding	61,118,387		61,118,340

Diluted weighted average shares outstanding	75,011,638		61,118,340

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Successor	Predecessor	Successor	Predecessor
	Consolidated	Combined	Consolidated	Combined
	Three Months Ended	Three Months Ended			Nine Months Ended
	September 30,	September 30,	March 20, 2019 to	January 1, 2019 to	September 30,
	2019	2018	September 30, 2019	March 19, 2019	2018
Net income (loss)	$3,670	$3,588	$(14,350)	$(24,781)	$11,068
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	7	(105)	(384)	(165)	(224)
Unrealized gain on derivatives	53	—	53	—	—

Total other comprehensive gain (loss), net of tax	60	(105)	(331)	(165)	(224)

Comprehensive income (loss)	3,730	3,483	(14,681)	(24,946)	10,844
Comprehensive income attributable to noncontrolling interest	1,308	1,073	2,362	678	3,017

Comprehensive income (loss) attributable to common shareholders and Parent, respectively	$2,422	$2,410	$(17,043)	$(25,624)	$7,827

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Combined
		Accumulated	Total
		Other	Parent’s	Non -
	Net Parent	Comprehensive	Equity	Controlling
Predecessor:	Investment	Loss	(Deficit)	Interest	Total
BALANCE, June 30, 2018	$(124,530)	$(475)	$(125,005)	$4,775	$(120,230)
Net income	2,515	—	2,515	1,073	3,588
Distributions to noncontrolling interest	—	—	—	(353)	(353)
Net distributions to Parent and its affiliates	(11,586)	—	(11,586)	—	(11,586)
Foreign currency translation gain (loss)	—	(105)	(105)	—	(105)

BALANCE, September 30, 2018	$(133,601)	$(580)	$(134,181)	$5,495	$(128,686)

BALANCE, December 31, 2017	$221,041	$(356)	$220,685	$4,596	$225,281
Net income	8,051	—	8,051	3,017	11,068
Distributions to noncontrolling interest	—	—	—	(2,118)	(2,118)
Net distributions to Parent and its affiliates	(362,693)	—	(362,693)	—	(362,693)
Foreign currency translation gain (loss)	—	(224)	(224)	—	(224)

BALANCE, September 30, 2018	$(133,601)	$(580)	$(134,181)	$5,495	$(128,686)

BALANCE, December 31, 2018	$(130,520)	$(649)	$(131,169)	$3,586	$(127,583)
Net loss	(25,459)	—	(25,459)	678	(24,781)
Distributions to noncontrolling interest	—	—	—	(267)	(267)
Net contributions from Parent and its affiliates	351,802	—	351,802	—	351,802
Foreign currency translation gain (loss)	—	(165)	(165)	—	(165)

BALANCE, March 19, 2019	$195,823	$(814)	$195,009	$3,997	$199,006

	Consolidated
Successor:	Issued Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non - Controlling Interest	Total
BALANCE, June 30, 2019	61,118,298	$6	$660,416	$(391)	$(19,074)	$640,957	$6,678	$647,635
Conversion of public warrants into common shares	100	—	—	—	—	—	—	—
Net income	—	—	—	—	2,362	2,362	1,308	3,670
Stock-based compensation			125			125		125
Foreign currency translation gain	—	—	—	7	—	7	—	7
Unrealized gain on derivatives	—	—	—	53	—	53	—	53

BALANCE, September 30, 2019	61,118,398	$6	660,541	$(331)	$(16,712)	$643,504	$7,986	$651,490

BALANCE, March 20, 2019 (1)	61,118,298	$6	$664,160	$—	$—	$664,166	$5,624	$669,790
Immaterial correction of an error (2)	—	—	(24,115)	—	—	(24,115)	—	(24,115)
Conversion of public warrants into common shares	100	—	—	—	—	—	—	—
Net loss	—	—	—	—	(16,712)	(16,712)	2,362	(14,350)
Stock-based compensation	—	—	20,496	—	—	20,496	—	20,496
Foreign currency translation loss	—	—	—	(384)	—	(384)	—	(384)
Unrealized gain on derivatives	—	—	—	53	—	53	—	53

BALANCE, September 30, 2019	61,118,398	$6	660,541	$(331)	$(16,712)	$643,504	$7,986	$651,490

(1)

Initial equity balances of the Successor reflect the equity of the accounting acquirer, Haymaker, and the issuance of common stock, warrants and cash contributed by Haymaker in connection with the acquisition of OSW Predecessor.

(2)	See Note 2(l).

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor	Predecessor
	Consolidated	Combined
	March 20, 2019 to	January 1, 2019 to	Nine Months Ended
	September 30, 2019	March 19, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,350)	$(24,781)	$11,068
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,325	1,989	7,501
Amortization of deferred financing costs	571	213	923
Stock-based compensation	20,496	—	—
Provision for doubtful accounts	—	8	14
Loss on extinguishment of debt	—	3,413	—
Allocation of Parent corporate overhead	—	—	8,613
Deferred income taxes	(77)	—	126
Foreign currency remeasurement	—	—	130
Changes in:
Accounts receivable, net	230	1,671	4,592
Inventories	1,033	(406)	(1,960)
Prepaid expenses	(2,326)	1,073	(2,097)
Other current assets	(182)	213	512
Other noncurrent assets	(677)	(1,003)	379
Accounts payable	(3,201)	8,313	(3,180)
Accounts payable - related parties	—	(6,553)	(5,878)
Accrued expenses	(23,317)	19,792	6,330
Other current liabilities	206	(288)	(54)
Note receivable due from affiliate of the Parent	—	—	(238)
Income taxes payable	137	42	610
Income taxes contingency	—	—	(18)
Deferred rent	116	37	147

Net cash (used in) provided by operating activities	(8,016)	3,733	27,520

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,370)	(517)	(4,248)
Acquisition of OSW Predecessor, net of cash acquired	(676,453)	—	—

Net cash used in investing activities	(678,823)	(517)	(4,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	122,499	—	—
Net proceeds from Haymaker and private placement investors	349,390	—	—
Proceeds from term loan and revolver facilities	245,900	—	—
Repayment on term loan and revolver facilities	(13,443)	—	—
Proceeds from amounts due from related party	3,187	—	—
Payment of deferred financing costs	(6,892)	—	—
Net distributions to Parent and its affiliates	—	(4,262)	(13,647)
Distributions to noncontrolling interest	—	(267)	(2,118)

Net cash provided by (used in) financing activities	700,641	(4,529)	(15,765)

Effect of exchange rate changes on cash	114	649	(237)

Net increase (decrease) in cash and cash equivalents	13,916	(664)	7,270

Cash and cash equivalents, Beginning of period	1,774	15,302	8,671

Cash and cash equivalents, End of period	$15,690	$14,638	$15,941

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor	Predecessor
	Consolidated	Combined
	March 20, 2019 to	January 1, 2019 to	Nine Months Ended
	September 30, 2019	March 19, 2019	September 30, 2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$171	$73	$84

Interest	$8,643	$—	$21,732

Non-cash transactions:
Equity consideration paid in connection with the Business Combination	$167,300	$—	$—

Allocation of Parent corporate overhead	$—	$—	$8,613

Assignment and assumption of long-term debt	$—	$—	$351,197

Assignment of note receivable from affiliate of the Parent to the Company	$—	$—	$6,841

Repayment of long-term debt by Parent on behalf of the Company	$—	$351,482	$—

Write-off income tax payable for separate return provision	$—	$—	$379

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2019

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

On March 19, 2019 (the “Business Combination Date”), OneSpaWorld consummated a business combination pursuant to a Business Combination Agreement, dated as of November 1, 2018 (as amended on January 7, 2019, by Amendment No. 1 to the Business Combination Agreement), by and among Steiner Leisure Limited (“Steiner Leisure,” “Steiner,” or “Parent”), Steiner U.S. Holdings, Inc., Nemo (UK) Holdco, Ltd., Steiner UK Limited, Steiner Management Services, LLC, Haymaker Acquisition Corp. (“Haymaker”), OneSpaWorld, Dory US Merger Sub, LLC, Dory Acquisition Sub, Limited, Dory Intermediate LLC, and Dory Acquisition Sub, Inc. (the “Business Combination”), in which Haymaker acquired from Steiner the combined operating business known as OSW Predecessor (“OSW”). Prior to the consummation of the Business Combination, OneSpaWorld was a wholly-owned subsidiary of Steiner Leisure. On the Business Combination Date, OneSpaWorld became the ultimate parent company of the Haymaker and OSW combined company.

Haymaker, a special purpose acquisition company (“SPAC”), was organized as a blank check company incorporated in Delaware on April 27, 2017 and was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October 27, 2017, Haymaker consummated an initial public offering (“IPO”) of its Class A common shares (the “Haymaker Class A Shares”), generating gross proceeds of approximately $300,000,000. The net proceeds from the IPO were subsequently placed in a trust account for the intended purpose of being applied toward consummating a business combination.

OSW is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and Steiner Marks Limited, (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC, Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., OneSpaWorld Resort Spas (North Carolina), Inc. (formerly known as Steiner Resort Spas (North Carolina), Inc.), OSW SoHo LLC, OSW Distribution LLC, World of Wellness Training Limited (formerly known as Steiner Training Limited), STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited (formerly known as STO Medispa Limited), Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited, The Onboard Spa by Steiner (Shanghai) Co., Ltd., Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C., Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Inc., Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure, and (iv) the timetospa website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.).

The Business Combination was accounted for using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Haymaker was deemed to be the accounting acquirer and OSW the accounting acquiree. As a result of applying pushdown accounting, the post-Business Combination financial statements of OneSpaWorld reflect the new basis of accounting for OSW.

Transaction costs incurred by OneSpaWorld in the Business Combination, consisting primarily of debt issuance costs of $6,892,000 in connection with the arrangement of debt financing to consummate the Business Combination, are recorded as deferred financing costs and netted against the related long-term debt in the accompanying condensed consolidated balance sheet. Under ASC 805, transaction costs of the acquirer are not included as a component of consideration transferred but are accounted for as expenses in the period in which such costs are incurred, or, if related to the issuance of debt or equity, capitalized as debt issuance costs or recorded as a reduction in equity proceeds to additional paid-in capital, respectively. Acquisition-related transaction costs incurred as part of a business combination can include estimated fees related to the issuance of long-term debt, underwriting fees, as well as advisory, legal and accounting fees.

Upon completion of the Business Combination, the Haymaker selling stockholders received an aggregate 31,713,387 common shares, par value $0.0001, of OneSpaWorld (the “OneSpaWorld Shares”), with each Haymaker stockholder receiving one OneSpaWorld Share in exchange for each Haymaker Class A Common Share. In addition, each existing warrant to purchase one Haymaker Class A Common Share (the “Haymaker Warrants”) became exercisable for one OneSpaWorld Share (the “Public Warrants”), on the same terms and conditions as those applicable to the warrants to purchase the Haymaker Class A Shares (See Note 6). Also, 3,000,000 OneSpaWorld Shares, and the right to receive 1,600,000 OneSpaWorld Shares upon the occurrence of certain events (the “OneSpaWorld Deferred Shares”), were issued to Haymaker Sponsor and the other former holders of Haymaker Class B common shares (the “Founder Shares”) in exchange for such shares, and the Haymaker Warrants held by Haymaker Sponsor became exercisable for 3,408,186 OneSpaWorld Shares.

Total consideration transferred to Steiner in connection with the Business Combination was $858,386,000, consisting of the following:

(i)

$691,086,000 in cash, including $13,900,000 in seller expenses paid by OSW and cash proceeds of $56,071,000 from the sale of 5,607,144 OneSpaWorld shares by Steiner in a private placement offering to investors.

(ii)

$167,300,000 in equity consideration, consisting of 14,155,274 OneSpaWorld shares, of which 5,607,144 OneSpaWorld shares were issued to Steiner in a private placement offering to investors; warrants to purchase 1,486,520 OneSpaWorld shares; and the right to receive 5,000,000 OneSpaWorld Deferred Shares (See Note 6).

The fair value of the OneSpaWorld Shares and OneSpaWorld Deferred Shares issued as equity consideration in the Business Combination was based on the observable market price of $11.85 per share of OneSpaWorld common stock on the Business Combination Date. The fair value of the warrants to purchase OneSpaWorld shares issued as equity consideration in the Business Combination was determined using a Black-Sholes option-pricing model with inputs as of the Business Combination Date.

The acquisition of OSW is recorded on the Company’s condensed consolidated balance sheet as of March 19, 2019 based upon estimated fair values as of such date.

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

Measurement period adjustments will be applied retrospectively to the Business Combination Date. However, given the circumstances of this acquisition which closed during the first quarter of fiscal 2019, as well as the size and complexity of the transaction, the entire purchase price allocation disclosed herein is considered provisional at this time and subject to adjustment to reflect new information obtained about factors and circumstances that existed as of the Business Combination Date that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open. We have not finalized the allocation of the purchase price as it requires extensive use of accounting estimates and valuation methodologies in the determination of such fair values.

The preliminary computations of the allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed, as adjusted, is presented below (in thousands):

	Estimated Fair Value as of Acquisition Date (as Previously Reported)	Immaterial Corrections (a)	Measurement Period Adjustments		Other		Estimated Fair Value as of Acquisition Date (as Adjusted)
Assets
Cash and cash equivalents	$14,638	$—	$—		$—		$14,638
Accounts receivable	23,673	—	—		—		23,673
Inventories	34,150	—	—		—		34,150
Other current assets	6,756	3,187	—		—		9,943
Property and equipment	26,253	—	—		—		26,253
Intangible assets	633,300	—	(3,500	) (b)	—		629,800
Other noncurrent assets	6,818	(6,818)	—		—		—
Goodwill	199,379	(22,984)	2,817		6,409	(c)	185,621
Deferred tax asset	8,407	—	—		—		8,407

Total assets acquired	953,374	(26,615)	(683)		6,409		932,485

Liabilities
Current liabilities	64,518	—	—		—		64,518
Deferred tax liabilities	77	—	—		—		77
Other long-term liabilities	4,563	—	(683)		—		3,880

Total liabilities assumed	69,158	—	(683)		—		68,475

Non-controlling interest	5,624	—	—		—		5,624

Total purchase price	$878,592	$(26,615)	$—		$6,409		$858,386

(a)	See Note 2(l).
(b)

As a result of additional information obtained about certain assumptions used in the valuation of the destination resort agreements and licensing agreement, the Company recorded measurement period adjustments during the third quarter of fiscal 2019 which resulted in a net increase to Goodwill of $3.5 million. The change in this provisional amount resulted in a $0.3 million reduction to amortization of intangible assets for the three-month period ended September 30, 2019.

(c)	Increase in cash consideration of $6.4 million due to working capital adjustments.

The Company recorded identifiable intangible assets of $629.8 million related to retail concession agreements, destination resort agreements, a trade name and a licensing agreement. Retail concession agreements and destination resort agreements were valued through application of the multi-period excess earnings method. Under this method, revenues, operating expenses and other costs associated with these agreements were estimated in order to derive cash flows attributable to the existing agreements. The resulting cash flows were then discounted to present value at rates reflective of the risk and return expectations of the agreements to arrive at the fair value of the agreements as of the Business Combination Date. The Company has determined the estimated useful lives of the retail concession agreements and destination resort agreements based on the projected economic benefits associated with these interests. The trade name and licensing agreement were valued through application of the relief from royalty method. Under this method a royalty rate is applied to the revenues associated with the trade name to capture value associated with use of the name as if licensed. The resulting royalty savings are then discounted to present value at rates reflective of the risk and return expectations of the interests to derive their respective fair values as of the Business Combination Date. The Company has determined that the trade name is expected to have an indefinite useful life while the licensing agreement life is estimated based on the projected economic benefits associated with this interest. Identifiable intangible assets consist of the following (in thousands):

	Fair Value	Useful Life (years)
Retail concession agreements	$604,700	39
Destination resort agreements	17,900	15
Trade name	6,200	Indefinite
Licensing agreement	1,000	8

	$629,800

The preliminary allocation of the purchase consideration to property and equipment was based on the fair value of such assets determined using the trending method of the cost approach. The fair value of the inventory was determined through use of the replacement cost approach.

Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets, largely arising from the workforce and extensive distribution network that has been established by OSW Predecessor. Goodwill is not deductible for income tax purposes. Goodwill is assigned to the Maritime and Destination Resorts reporting units expected to benefit from the combination as of the Business Combination Date. The assignment of goodwill to reporting units, as of the acquisition date, has not been completed.

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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues	$142,620	$422,797	$406,909

Net income (loss)	$6,827	$(30,144)	$7,155

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation, Principles of Consolidation and Principles of Combination

Successor:

The accompanying unaudited condensed consolidated financial statements as of and for the period March 20, 2019 to September 30, 2019, includes the condensed consolidated balance sheet and statements of operations, comprehensive income (loss), equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the period from March 20, 2019 to September 30, 2019 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

c) 2019 Equity Incentive Plan and Stock-Based Compensation

The Company’s board of directors approved the 2019 Equity Incentive Plan (the “2019 Plan”) on March 18, 2019 and the Company’s shareholders approved the 2019 Plan on March 18, 2019. The purpose of the 2019 Plan is to make available incentives that will assist the Company to attract, retain, and motivate employees, including officers, consultants and directors. The Company may provide these incentives through the grant of share options, share appreciation rights, restricted shares, restricted share units, performance shares and units and other cash-based or share-based awards. The Equity Plan provides participants an option to defer compensation on a tax-deferred basis. Awards may be granted under the 2019 Plan to OneSpaWorld employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. A total of 7,000,000 OneSpaWorld Shares have been authorized and reserved for issuance under the 2019 Plan. Non-cash stock-based compensation expense is included within general and administrative expense in the consolidated statements of operations. Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values. Forfeitures are recorded as they occur.

On March 26, 2019 (the “Grant Date”), a total of 4,547,076 options were granted by the Company under the 2019 Plan to executive officers of the Company. The options have an exercise price of $12.99 and expire on the sixth anniversary of the Grant Date. The options were 100% vested on the Grant Date. The options become exercisable upon the five day volume weighted average price of OneSpaWorld common shares reaching $20.00 per share. The Grant Date fair value of the option was $4.48, resulting in stock-based compensation of $20,370,900 being recognized by the Company in the period from March 20, 2019 to March 31, 2019 (Successor) in accordance with ASC Topic 718, Compensation – Stock Compensation. The Grant Date fair value of the option was estimated by a third party valuation specialist using a Monte Carlo simulation in a risk-neutral framework assuming Geometric Motion, 2,500,000 trials, and using the following assumptions:

Hurdle price per share	$20.00
Strike price per share	$12.99
Average period for hurdle price, in days	5
End of simulation term	3/26/2025
Term of simulation	6.00 years
Stock price as of the Measurement Date	$12.99
Volatility	37.5%
Risk-free rate (continuous)	2.2%
Dividend yield (quarterly after 3 years)	3.0%
Suboptimal exercise multiple	2.8x

On July 30, 2019, the Company granted the board of directors a total of 60,902 OneSpaWorld Restricted Stock Units (“RSU’s”) as compensation for future service. The RSU’s fully vest at the completion of the one-year period commencing from the date of grant and had an estimated grant-date fair value of $1.0 million. The Company recognized stock-based compensation expense of $0.1 million for the three and nine months ended September 30, 2019 (Successor) related to the RSU’s, which is included as a component of salary and payroll taxes in the accompanying consolidated statement of operations.

d) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs, which do not add to the value of the related assets or materially extend their original lives, are expensed as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases and the estimated useful lives of the respective assets. Depreciation and amortization expense for the three months ended September 30, 2019 (Successor) and the three months ended September 30, 2018 (Predecessor) was $1.9 million and $1.7 million, respectively. Depreciation and amortization expense for the periods from March 20, 2019 to September 30, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and the nine months ended September 30, 2018 (Predecessor) was $4.2 million, $1.2 million and $4.9 million, respectively.

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

The following table provides details underlying OneSpaWorld’s earnings (loss) per basic and diluted share calculation for the three months ended September 30, 2019 (Successor) and the period from March 20, 2019 to September 30, 2019 (Successor) (in thousands except per share data):

	Successor
	Three Months Ended	March 20, 2019 to
	September 30, 2019	September 30, 2019
Net income (loss) attributable to OneSpaWorld (a)	$2,362	$(16,712)

Weighted average shares issued and outstanding - basic	61,118	61,118

Weighted average shares issued and outstanding - diluted (b) (c)	75,012	61,118

Earnings (loss) per share:
Basic	$0.04	($0.27)

Diluted	$0.03	($0.27)

(a)	Calculated as total net income (loss) less amounts attributable to noncontrolling interest.
(b)

For the three months ended September 30, 2019, weighted average shares issued and outstanding – diluted includes 7,294 potential dilutive shares under the treasury stock method and 6,600 contingently issuable dilutive shares.

(c)

For the period from March 20, 2019 to September 30, 2019, potential common shares under the treasury stock method were antidilutive because the Company reported a net loss in this period. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, warrants, deferred shares and restricted stock.

The following is a reconciliation of the denominator of the basic and diluted per share computation for the three months ended September 30, 2019 (in thousands):

Successor
Three Months
Ended
September 30, 2019
Weighted average shares outstanding - basic	61,118
Common share warrants	6,526
Deferred shares	6,600
Employee stock options	759
Board of directors RSU’s	9

Weighted average shares outstanding - diluted	75,012

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

Successor
March 20, 2019 to
September 30, 2019
Common share warrants	24,500
Deferred shares	6,600
Employee stock options	4,493
Board of directors RSU’s	19

35,612

g) Intangible Assets

As a result of the Business Combination on March 19, 2019, and the related application of acquisition accounting, the Company completed a preliminary valuation of the identifiable intangible assets as of that date. As of September 30, 2019 (Successor), the trade name intangible asset, the Company’s only identified intangible asset with an indefinite life, had carrying values of $6.2 million. As of September 30, 2019, the definite-lived intangible assets had a carrying value of $614.5 million.

Prior to the Business Combination and application of acquisition accounting, the trade name intangible asset, and the definite-lived intangible assets had carrying values of $5.0 million and $126.5 million, respectively, as of December 31, 2018 (Predecessor).

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets for the three months ended September 30, 2019 (Successor) and three months ended September 30, 2018 (Predecessor) was $4.0 million and $0.9 million, respectively. Amortization expense for the periods from March 20, 2019 to September 30, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and the nine months ended September 30, 2018 (Predecessor) was $9.1 million, $0.8 million and $2.6 million, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2020.

Retail concession agreements are generally renewed every five years and destination resort agreements are generally renewed every ten years. The Company has the intent and ability to renew such contracts over the estimated useful lives of the assets. Costs incurred to renew contracts are capitalized and amortized to cost of revenues and operating expenses over the term of the contract.

At September 30, 2019 (Successor), the cost, accumulated amortization, and net balance of the definite-lived intangible assets were as follows (in thousands):

				Weighted
				Average
		Accumulated	Net	Remaining Useful
Successor:	Cost	Amortization	Balance	Life (yrs.)
Retail concession agreements	$604,700	$(8,399)	$596,301	39
Destination resort agreements	17,900	(646)	17,254	15
Licensing agreement	1,000	(68)	932	8

	$623,600	$(9,113)	$614,487

At December 31, 2018 (Predecessor), the cost, accumulated amortization, and net balance of the definite-lived intangible assets were as follows (in thousands):

				Weighted
				Average
		Accumulated	Net	Remaining Useful
Predecessor:	Cost	Amortization	Balance	Life (yrs.)
Retail concession agreements	$130,000	$(10,210)	$119,790	36
Destination resort agreements	7,300	(573)	6,727	36

	$137,300	$(10,783)	$126,517

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

As a result of the Business Combination on March 19, 2019, and the related application of acquisition accounting, the Company completed an initial preliminary valuation of goodwill as of that date of $199.4 million. As of September 30, 2019 (Successor), goodwill was adjusted to $185.6 million, a decrease of $13.8 million (see Note 1).

i) Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of Accumulated other comprehensive loss until the underlying hedged transactions are recognized in earnings.

During the third quarter of 2019, the Company early-adopted ASU 2017-12 “Derivatives and Hedging (Topic 815)” which was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of previously applicable hedge accounting guidance. Additionally, the new standard requires new disclosures requirements on a prospective basis. This adoption did not have a material effect on the Company’s condensed consolidated financial statements and did not result in any cumulative adjustment to equity as of the date of adoption since the Company did not enter into or transact any derivative before September 2019 (See Note 11).

j) Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2019 that are of significance, or potential significance, to the Company based on its current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

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

•

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). The purpose of ASU 2016-12 is to address certain issues identified to improve Topic 606 by enhancing guidance on assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration and completed contracts and contract modifications at transition. The FASB issued updates ASU 2016-08, ASU 2016-10 and ASU 2016-12 to provide guidance to improve the operability and understandability of the implementation guidance included in ASU 2014-09. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective date and transition requirements of ASU 2015-14, which defers the effective date and transition of ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt this standard, other related revenue standard clarifications and technical guidance effective for the annual period ending December 31, 2019 and quarterly periods beginning January 1, 2020. The Company has elected the modified retrospective transition approach. Under this method, the standard will be applied only to the most current period presented and the cumulative effect of applying the standard will be recognized at the date of initial application. The Company is progressing through its implementation plan and is continuing to evaluate the impact of the standard on its processes, accounting systems, controls and financial disclosures. The Company is not able to determine at this time if the adoption of this guidance will have a material impact on the Company’s consolidated and combined financial statements.

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

k) Accounting for Business Combinations

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

Although the Company believes the assumptions and estimates it has made have been reasonable and appropriate, such assumptions and estimates are based in part on historical experience and information obtained from the management of the acquired entity and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include, but are not limited to, the future expected cash flows from sales of products and services, and related contracts and agreements, and discount and long-term growth rates. Unanticipated events and circumstances may occur which could affect the accuracy or validity of the Company’s assumptions, estimates or actual results.

l) Correction of Immaterial Errors

The Company corrected errors that were immaterial to the previously reported condensed consolidated financial statements as of March 31, 2019. These errors were identified and corrected in connection with the preparation of our condensed consolidated financial statements for the second quarter of 2019 and relate to the period from March 20, 2019 to March 31, 2019 (Successor). As of September 30, 2019, goodwill decreased by $23.0 million due to the net effect of adjusting for (i) a decrease of $26.6 million attributable to incorrectly including as consideration transferred change in control payments pursuant to employment agreements entered into in 2016 that were earned upon consummation of the Business Combination for services rendered prior to the Business Combination for which an assumed liability had been recorded in the purchase accounting treatment of the Business Combination; (ii) a decrease of $3.2 million attributable to a receivable due from Parent for the reimbursement of cash payments made by the Company on behalf of the Parent that had not been recorded in the purchase accounting treatment of the Business Combination; and (iii) an increase of $6.8 million attributable to contract acquisition costs that had incorrectly been recorded as an intangible asset in the purchase accounting of the Business Combination. Additionally, the Company corrected for $3.7 million of accrued expenses associated with Haymaker that had not been recorded upon consummation of the Business Combination and to reclassify $0.6 million of accumulated other comprehensive loss as additional paid in capital as of September 30, 2019. The effect of correcting these errors decreased additional paid in capital and stockholders’ equity by $24.1 million and $23.5 million, respectively, as of September 30, 2019.

The condensed consolidated statement of cash flows for the period from March 20, 2019 to September 30, 2019 has been corrected for the effect of the above referenced condensed consolidated balance sheet adjustments and other cash flow presentation items. The effect of correcting i) above resulted in a $26.6 million decrease in Cash Flow Used in Investing Activities attributable to the acquisition of OSW Predecessor, which was further reduced to reflect $14.6 million of cash acquired in the Business Combination (which was previously presented as cash and cash equivalents, beginning of period). The effect of correcting iii) above resulted in a $6.8 million increase in Cash Flow Used in by Operating Activities (specifically, to decrease the change in other noncurrent assets), which was offset partially by a correction for $3.0 million associated with payment of accrued expenses. The Company also corrected the presentation of Net Proceeds From Haymaker and Private Placement Investors by reducing the amount previously presented by $25.0 million, the effect of exchange rate changes on cash by reducing it by $0.6 million, and adjusted cash and cash equivalents at beginning of period to $1.7 million, which was the cash held by Haymaker at the Business Combination Date.

The corrections of these errors did not have any effect on the condensed consolidated statements of operations for any of the periods previously presented. Additionally, these errors did not have any effect on cash and cash equivalents at March 31, 2019.

3. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	Successor	Predecessor
	As of	As of
	September 30,	December 31,
	2019	2018
Operative commissions	$4,138	$4,663
Minimum cruiseline commissions	9,004	5,648
Payroll and bonuses	2,809	5,037
Interest	403	2,513
Other	8,365	9,350

	$24,719	$27,211

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

Total debt, net of $224.1 million at September 30, 2019 consisted of the following (amounts in thousands):

		Amount
		Borrowed at
	Borrowing	September 30,
	Capacity	2019
First Lien Revolving Facility	$20,000	$—
First Lien Term Loan Facility	208,500	207,458
Second Lien Term Loan Facility	25,000	25,000

	$253,500	232,458

Less: Unamortized deferred financing costs		6,321

Total debt		226,137
Less: Current portion of long-term debt		2,085

Long-term debt, net		$224,052

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

The obligations under the New Credit Facilities are guaranteed by the Company and each of its direct or indirect wholly-owned subsidiaries organized under the laws of the United States and the Commonwealth of The Bahamas, in each case, other than certain excluded subsidiaries, including, but not limited to, immaterial subsidiaries, non-profit subsidiaries, and any other subsidiary with respect to which the burden or cost of providing a guarantee is excessive in view of the benefits to be obtained by the lenders therefrom.

The Term Loan Facilities require the Company to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and subject to step downs if certain leverage ratios are met and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the New Credit Facilities). The Company also is required to make quarterly amortization payments equal to 0.25% of the original principal amount of the First Lien Term Loan Facility commencing after the first full fiscal quarter after the closing date of the New Credit Facilities (subject to reductions by optional and mandatory prepayments of the loans). The Company may prepay (i) the First Lien Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs and a customary “soft call,” and (ii) the Second Lien Term Loan Facility at any time without premium or penalty, subject to a customary make-whole premium for any voluntary prepayment prior to the date that is 30 months following the closing date of the New Credit Facilities (the “Callable Date”), following by a call premium of (x) 4.0% on or prior to the first anniversary of the Callable Date, (y) 2.50% after the first anniversary but on or prior to the second anniversary of the Callable Date, and (z) 1.50% after the second anniversary but on or prior to the third anniversary of the Callable Date.

The First Lien Revolving Facility contains a financial covenant and the New Credit Facilities contain a number of traditional negative covenants including negative covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions.

The New Credit Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the New Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be taken by a secured creditor, subject to customary intercreditor provisions among the first and second lien secured parties.

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

5. PRIVATE PLACEMENTS

On November 1, 2018, the Company entered into certain subscription agreements (the “Subscription Agreements”) with certain investors pursuant to which, among other things, such investors agreed to subscribe for and purchase, and OneSpaWorld agreed to issue and sell to such investors 17,856,781 newly issued OneSpaWorld Shares and 3,105,294 OneSpaWorld Warrants for gross proceeds of approximately $122,496,370 (the “Private Placements”).

On March 19, 2019, OneSpaWorld completed the sales of 17,856,781 OneSpaWorld Shares and 3,105,294 OneSpaWorld Warrants to such investors as contemplated by the Subscription Agreements. The proceeds from the Private Placements were used to fund a portion of the cash payment payable in connection with the consummation of the Business Combination.

6. EQUITY

Common Shares

The Company is authorized to issue 250,000,000 common shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2019, there were 61,118,398 shares of OneSpaWorld common stock issued and outstanding.

Deferred Shares

As part of the equity consideration transferred in the Business Combination on March 19, 2019, Steiner and Haymaker Sponsor, LLC (“Haymaker Sponsor”) received deferred shares which provided the right to receive 5,000,000 and 1,600,000 OneSpaWorld common stock, respectively. The issuance of the OneSpaWorld common shares related to the Deferred Shares is contingent upon the earlier occurrence of any of the following events: (i) OneSpaWorld share price reaching $20 per share for five consecutive trading dates, as adjusted to reflect any stock split, reverse stock split, stock dividend, payment of dividends and other events as defined in the applicable Deferred Shares agreement (ii) in the event of a change of control, as defined, of the Company if the price per share paid in connection with such change in control is equal to or greater than $20; however, if the price per share paid in connection with such change in control is less than $20, then no OneSpaWorld common shares will be issued and all the rights to receive the shares will be forfeited for no consideration, and (iii) ten years from the date of the Business Combination agreement.

Public Warrants

Each whole Public Warrant is exercisable to purchase one share of common stock and only whole warrants are exercisable (See Note 1). The Public Warrants became exercisable 30 days after the completion of the Business Combination. Each whole Public Warrant entitles the holder to purchase one share of OneSpaWorld common stock at an exercise price of $11.50. For the three months ended September 30, 2019, 100 Public Warrants were converted into 100 OneSpaWorld common shares. As of September 30, 2019, 24,499,900 Public Warrants were issued and outstanding.

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

Stock Options

On March 26, 2019 (Successor), OneSpaWorld granted certain executive officers of the Company a total of 4,547,076 non-qualified stock options. The options were 100%, fully-vested on the grant date and become exercisable upon the five-day volume weighted average price of OneSpaWorld common shares reaching $20.00 per share. As of September 30, 2019, 4,275,891 stock options were issued and outstanding.

7. COMMITMENTS

Registration Rights Agreement

On March 19, 2019, in connection with the closing of the Business Combination (the “Closing”), OneSpaWorld, Steiner Leisure and Haymaker Sponsor entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement provides for customary registration rights, including demand and piggyback rights subject to cut-back provisions. During the quarter ended June 30, 2019, the Company filed with the SEC a registration statement under the Securities Act to register the Shares. This registration statement has since been declared effective by the SEC. At any time, and from time to time, after the shelf registration statement has been declared effective by the SEC, Steiner Leisure will be entitled to make up to three demands per year, and Haymaker Sponsor will be entitled to make up to three demands per year, that a resale of shares of OneSpaWorld reasonably expected to exceed $10,000,000 in gross offering price pursuant to such shelf registration statement be made pursuant to an underwritten offering. Pursuant to the Registration Rights Agreement, Steiner Leisure and Haymaker Sponsor will agree not to sell, transfer, pledge or otherwise dispose of their OneSpaWorld Shares (as defined in the Registration Rights Agreement) during the seven days before and 90 days after the pricing of any underwritten offering of OneSpaWorld, subject to certain exceptions, and Steiner Leisure and Haymaker Sponsor will enter into a customary lock-up agreement to such effect. Steiner Leisure and Haymaker Sponsor agreed not to assign or delegate their rights, duties or obligations under the Registration Rights Agreement for a period of six months following the Closing, subject to certain exceptions.

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

8. NONCONTROLLING INTEREST

The Company has a 60% controlling interest and a third party has a 40% noncontrolling interest in Medispa Limited, a Bahamian entity that is a consolidated subsidiary of the Company. The operations of Medispa Limited relate to the delivery of non-invasive aesthetic services, provision of related services, and the sale of related products on cruise ships and in destination resorts outside the tax jurisdiction of the U.S. As of September 30, 2019 (Successor) and December 31, 2018 (Predecessor), the noncontrolling interest was $8.0 million and $3.6 million, respectively.

9. RELATED PARTY TRANSACTIONS

Predecessor:

The Company purchased products from wholly owned subsidiaries of Steiner Leisure for resale to its customers. Inventories on hand related to these purchases and accounts payable owed to the supplier entities related to the purchases were as follows (in thousands):

Predecessor
As of
December 31,
2018
Inventory	$17,268
Accounts payable - related parties	$6,553

The Company entered into a loan agreement with a wholly owned subsidiary of the Parent (the “Borrower”), for €5.0 million on February 25, 2016. The note receivable was due in full by January 3, 2021 and bears an annual interest rate of 7.50%. The note receivable was accounted for on an amortized cost basis, and interest was recognized using the effective interest rate method. On July 27, 2018, the Parent settled the outstanding principal amount and all accrued interest under this loan agreement.

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

OSW Predecessor entered into an Executive Services Agreement, concurrent with the closing of the Business Combination, with Nemo Investor Aggregator, Limited, the parent company of Steiner Leisure, which became effective at the time of the closing. The agreement provides that after the closing of the Business Combination, Leonard Fluxman and Stephen Lazarus are to be made available to provide certain transition services to Nemo, until December 31, 2019 in exchange for $850,000.

Predecessor and Successor:

OSW entered into a Management Agreement, dated May 25, 2018 and amended and restated October 25, 2018, with Bliss World LLC, an indirect subsidiary of Steiner Leisure, which became effective at the time of the closing of the Business Combination. The agreement provides that OSW will manage the operation of nine U.S. health and wellness centers on behalf of Bliss World LLC in exchange for approximately $1.25 million in the aggregate for the year ended December 31, 2019. Subject to certain customary early termination rights, the agreement terminates, with respect to each health and wellness center, upon expiration or termination of the respective lease for each such health and wellness center.

On August 3, 2018, OSW entered into a lease of office space in Coral Gables, Florida (the “Coral Gables Lease”) with an initial lease term of twelve years and options to renew for two periods of five years each. Additionally, on August 3, 2018, OSW entered into a sublease of the Coral Gables Lease with SMS, with an initial term of five years and an annual rent amount of approximately $480,000.

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	March 20, 2019 to	January 1, 2019 to	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	March 19, 2019	September 30, 2018
Revenues:
U.S.	$8,541	$6,078	$17,824	$6,008	$19,921
Not connected to a country	131,133	131,212	273,988	106,886	370,053
Other	5,227	5,330	12,533	5,558	16,935

Total	$144,901	$142,620	$304,345	$118,452	$406,909

	Successor	Predecessor
	As of	As of
	September 30,	December 31,
	2019	2018
Property and equipment, net:
U.S.	$8,895	$6,838
Not connected to a country	6,974	2,188
Other	7,992	7,213

Total	$23,861	$16,239

11. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

The Company’s outstanding long-term debt as of September 30, 2019 (Successor) was recently originated and bears variable interest rates. As a result, the Company believes that the fair value of long-term debt as of September 30, 2019 approximates its carrying amount. The fair value of outstanding long-term debt as of December 31, 2018 (Predecessor) is estimated at $372.2 million using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands) and included as part of “other current assets” and “other long-term liabilities”:

	Fair Value Measurements at September 30, 2019 Using
Description	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	$343	$—	$343	$—

Total Assets	$343	$—	$343	$—

Liabilities:
Derivative financial instruments (1)	$290	$—	$290	$—

Total Liabilities	$290	$—	$290	$—

(1)	Consists of an interest rate swap.

Derivatives

Successor:

Market risk associated with the Company’s long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.

The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of its hedged forecasted transactions. The Company uses regression analysis for this hedge relationship and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. The Company classifies derivative instrument cash flows from hedges of benchmark interest rate as operating activities due to the nature of the hedged item. If it is determined that the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings.

The Company monitors concentrations of credit risk associated with financial and other institutions with which the Company conducts significant business. Credit risk, including but not limited to, counterparty nonperformance under derivatives, is not considered significant, as the Company primarily conducts business with large, well-established financial institutions with which the Company has established relationships, and which have credit risks acceptable to the Company. The Company does not anticipate non-performance by its counterparty. The amount of the Company’s credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position.

In September 2019, the Company entered into a floating-to-fixed interest rate swap agreement to make a series of payments based on a fixed interest rate of 1.457% and receive a series of payments based on the greater of 1 Month USD LIBOR or Strike which is used to hedge the Company’s exposure to changes in cash flows associated with its variable rate Term Loan Facilities and has designated this derivative as a cash flow hedge. Both the fixed and floating payment streams are based on a notional amount of $174.7 million at the inception of the contract.

The interest rate swap agreement has a maturity date of September 19, 2024. As of September 30, 2019, the notional amount is $174.7 million. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $0.3 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap contract was categorized as Level 2 in the fair value hierarchy. The Company is not required to post cash collateral related to this derivative instrument.

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended	March 20, 2019 to		Three Months Ended	March 20, 2019 to
	September 30, 2019	September 30, 2019		September 30, 2019	September 30, 2019
Interest rate swap	$88	$88	Interest expense	$35	$35

Total	$88	$88		$35	$35

Predecessor:

During the nine-month period ended September 30, 2018 and for the period from January 1, 2019 to March 19, 2019, the Company did not enter into or transact any derivative contracts, nor did the Company have any derivative contracts outstanding as of December 31, 2018.

12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

The following table presents the changes in accumulated other comprehensive income (loss) by component for the period March 20, 2019 to September 30, 2019 (Successor) and the nine months ended September 30, 2018 (Predecessor), respectively:

	Successor			Predecessor
	Accumulated Other Comprehensive Income (Loss) for the Period			Accumulated Other Comprehensive Income (Loss)
	March 20, 2019 to September 30, 2019			for the Nine Months Ended September 30, 2018 (2)
	Foreign Currency	Changes Related to		Foreign Currency
	Translation	Cash Flow	Accumulated Other	Translation	Accumulated Other
	Adjustments	Derivative Hedge (1)	Comprehensive Loss	Adjustments	Comprehensive Loss
Accumulated other comprehensive loss, beginning of the period	$—	$—	$—	$(356)	$(356)

Other comprehensive (loss) income before reclassifications	(384)	88	(296)	(224)	$(224)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(35)	(35)	—	$—

Net current period other comprehensive (loss) income	(384)	53	(331)	(224)	$(224)

Ending balance	$(384)	$53	$(331)	$(580)	$(580)

(1)	See Note 11.
(2)	For the three and nine months ended September 30, 2018, the only component of other comprehensive income (loss) was foreign currency translation adjustments.

13. SUBSEQUENT EVENT

In November 2019, the Company adopted an annual cash dividend program and declared an initial quarterly payment of $0.04 per common share, which is payable on February 28, 2020 to its common stockholders of record as of January 10, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Our highly-trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard 163 cruise ships and at 70 destination resorts globally. With over 80% market share in the highly attractive outsourced maritime health and wellness market, we are the market leader at approximately 10x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform as well as decades-long relationships with cruise and destination resort partners. Throughout our history, our mission has been simple—helping guests look and feel their best during and after their stay.

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

Our success and our growth are dependent to a significant extent on the success and growth of the travel, leisure and hospitality industries, and particularly in the cruise industry.

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

Other factors also can adversely affect our financial results. Fluctuations in currency exchange rates compared to the U.S. Dollar can impact our results of operations, most significantly because we pay for the administration of recruitment and training of our shipboard personnel and purchase finished goods in U.K. Pounds Sterling and Euros, respectively. Accordingly, while the relative strength of the U.S. Dollar has improved recently, renewed weakness of the U.S. Dollar against those currencies can adversely affect our results of operations, as has occurred from time to time in recent years.

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

“OSW Predecessor” is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and Steiner Marks Limited, (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC, Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., OneSpaWorld Resort Spas (North Carolina), Inc. (formerly known as Steiner Resort Spas (North Carolina), Inc.), OSW SoHo LLC, OSW Distribution LLC, World of Wellness Training Limited (formerly known as Steiner Training Limited), STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited (formerly known as STO Medispa Limited), Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited, The Onboard Spa by Steiner (Shanghai) Co., Ltd., Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C., Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure, and (iv) the timetospa.com website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.).

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

For the nine months ended September 30, 2019, we have combined the results of the successor entity, OneSpaWorld Holdings Limited, for the period from March 20, 2019 to September 30, 2019 with the results of OSW Predecessor for the period from January 1, 2019 to March 19, 2019 (the “2019 Combined Period”) in the following table which sets forth the above key performance indicators for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Selected Statistics
Period End Ship Count	162	161	162	161
Average Ship Count (1)	161	160	161	156
Average Weekly Revenue Per Ship	$63,473	$62,787	$61,760	$61,029
Average Revenue Per Shipboard Staff Per Day	$493	$498	$480	$482
Period End Resort Count	69	67	69	67
Average Resort Count (2)	68	61	68	61
Average Weekly Revenue Per Resort	$10,831	$14,403	$12,243	$14,210
Capital Expenditures ($ thousands)	$1,127	$1,312	$2,887	$4,248

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

Key Financial Definitions

Revenues. Revenues consist primarily of sales of services and sales of products to cruise ship passengers and destination resort guests. The following is a brief description of the components of our revenues:

•

Service revenues. Service revenues consist primarily of sales of health, wellness and beauty services, including a full range of massage treatments, facial treatments, nutritional/weight management consultations, teeth whitening, mindfulness services and medispa services to cruise ship passengers and destination resort guests. We bill our services at rates which inherently include an immaterial charge for products used in the rendering of such services, if applicable.

•

Product revenues. Product revenues consist primarily of sales of health and wellness products, such as facial skincare, body care, hair care, orthotics and nutritional supplements to cruise ship passengers, destination resort guests and timetospa.com customers.

Cost of services. Cost of services consists primarily of an allocable portion of payments to cruise lines (which are derived as a percentage of service revenues or a minimum annual rent or a combination of both), an allocable portion of wages paid to shipboard employees, an allocable portion of staff-related shipboard expenses, costs related to recruitment and training of shipboard employees, wages paid directly to destination resort employees, payments to destination resort venue owners, the allocable cost of products consumed in the rendering of a service and health and wellness center depreciation. Cost of services have historically been highly variable; increases and decreases in cost of services are primarily attributable to a corresponding increase or decrease in service revenues. Cost of services have tended to remain consistent as a percentage of service revenues.

Cost of products. Cost of products consists primarily of the cost of products sold through our various methods of distribution, an allocable portion of wages paid to shipboard employees and an allocable portion of payments to cruise lines and destination resort partners (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both). Cost of products have historically been highly variable, increases and decreases in cost of products are primarily attributable to a corresponding increase or decrease in product revenues. Cost of products have tended to remain consistent as a percentage of product revenues.

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

Amortization of intangible assets. Amortization of intangible assets is comprised of the amortization of intangible assets with definite useful lives (e.g., customer contracts, trade names, long-term leases) and amortization expenses associated with the Business Combination in which Haymaker acquired OSW Predecessor.

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

•

The mix of cruise geography and itinerary. Revenue generated per shipboard health and wellness center is influenced by each cruise itinerary including duration of the itinerary and the number and timing of sea versus port days, which impacts center utilization, as well as the geographic sailing region which may impact offerings of services and products to best address guest preferences.

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

Results of Operations

The following tables present operations for two periods, Predecessor and Successor, which relate to the periods preceding and the periods succeeding the Business Combination, respectively. References to the “Successor 2019 Period” in the discussion below refer to the period from March 20, 2019 to September 30, 2019. References to the “Predecessor 2019 Period” in the discussion below refers to the period from January 1, 2019 to March 19, 2019 (amounts in thousands, except per share data).

	Successor		Predecessor
	Consolidated		Combined
	Three Months Ended	% of Total	Three Months Ended	% of Total
	September 30, 2019	Revenue	September 30, 2018	Revenue
REVENUES:
Service revenues	$110,564	76%	$108,113	76%
Product revenues	34,337	24%	34,507	24%

Total revenues	144,901	100%	142,620	100%

COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	94,199	65%	92,267	65%
Cost of products	29,980	21%	30,321	21%
Administrative	5,393	4%	2,417	2%
Salary and payroll taxes	2,951	2%	4,002	3%
Amortization of intangible assets	4,040	3%	880	1%

Total cost of revenues and operating expenses	136,563	94%	129,887	91%

Income from operations	8,338	6%	12,733	9%

OTHER INCOME (EXPENSE), NET:
Interest expense	(4,606)	-3%	(9,002)	-6%
Interest income	35	0%	33	0%
Other income (expense)	—	0%	(13)	0%

Total other income (expense), net	(4,571)	-3%	(8,982)	-6%

Income before provision for income taxes	3,767	3%	3,751	3%
PROVISION FOR INCOME TAXES	97	0%	163	0%

Net income	3,670	3%	3,588	3%
Net income attributable to noncontrolling interest	1,308	1%	1,073	1%

Net income attributable to common shareholders and Parent, respectively	$2,362	2%	$2,515	2%

Comparison of Results for the Three Months Ended September 30, 2019 (Successor) and the Three Months Ended September 30, 2018 (Predecessor)

Revenues. Revenues for the three months ended September 30, 2019 and 2018 were $144.9 million and $142.6 million, respectively. The increase for the three months ended September 30, 2019 was attributable to three incremental net new shipboard health and wellness centers added to the fleet of cruise line partners, a continued trend towards larger and enhanced shipboard health and wellness centers, and continued collaboration with cruise line partners. The split of revenue growth between service and product revenues was as follows:

•	Service revenues. Service Revenues for the three months ended September 30, 2019 and 2018 were $110.6 million and $108.1 million, respectively.

•	Product revenues. Product Revenues for the three months ended September 30, 2019 and 2018 were $34.3 million and $34.5 million, respectively.

The productivity of shipboard health and wellness centers increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 as evidenced by an increase in average weekly revenues per ship, which increased to $63,473 for the three months ended September 30, 2019 from $62,787 in the three months ended September 30, 2018. The productivity of destination resort health and wellness centers, measured by average weekly revenues, decreased 25% to $10,831 for the three months ended September 30, 2019, from $14,403 for the three months ended September 30, 2018, primarily due to a larger number of managed centers in our mix, which generate less revenue per facility.

Cost of services. Cost of services as a percentage of service revenues for the three months ended September 30, 2019 and 2018 were 85.2%, and 85.3%, respectively. The $1.9 million increase in cost of services for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is primarily attributable to an increase in service revenues.

Cost of products. Cost of products as a percentage of product revenues for the three months ended September 30, 2019 and 2018 were 87.3%, and 87.9%, respectively. Cost of products decreased $0.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a decrease in product revenues offset by the non-cash impact of purchase price accounting adjustments related to inventory fair value adjustment in connection with the Business Combination.

Administrative. Administrative expenses for the three months ended September 30, 2019 and 2018 were $5.4 million and $2.4 million, respectively. The increase of $3.0 million in administrative expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily attributable to expenses incurred in support of the Company’s operations as a new publicly traded company and an increase in depreciation expense due to the non-cash impact of the purchase price accounting adjustment related to the fair value adjustment to Property and Equipment in connection with the Business Combination.

Salary and payroll taxes. Salary and payroll taxes for the three months ended September 30, 2019 and 2018 were $3.0 million and $4.0 million, respectively. The decrease of $1.0 million in salary and payroll taxes for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was attributable to lower incentive compensation expense, partially offset by increased headcount necessitated by being a new publicly traded company.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2019 and 2018 were $4.0 million and $0.9 million, respectively. Amortization expense for the three months ended September 30, 2019 reflects the fair value adjustment to intangible assets in connection with the Business Combination.

Other income (expense), net. Other income (expense) for the three months ended September 30, 2019 and 2018 were ($4.6) million and ($9.0) million, respectively. The decrease of $4.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was attributable to lower interest expense related to the new debt financing in connection with the Business Combination compared to the pre-existing debt in the third quarter of fiscal 2018.

Provision for income taxes. Provision for income taxes for the three months ended September 30, 2019 and 2018 were $0.1 million and $0.2 million, respectively.

Net income. Net income for the three months ended September 30, 2019 and 2018 were $3.7 million and $3.6 million, respectively.

	Successor		Predecessor
	Consolidated		Combined
	March 20, 2019 to	% of Total	January 1, 2019 to	% of Total	Nine Months Ended	% of Total
	September 30, 2019	Revenue	March 19, 2019	Revenue	September 30, 2018	Revenue
REVENUES:
Service revenues	$232,562	76%	$91,280	77%	$309,004	76%
Product revenues	71,783	24%	27,172	23%	97,905	24%

Total revenues	304,345	100%	118,452	100%	406,909	100%

COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	197,227	65%	76,836	65%	263,537	65%
Cost of products	62,174	20%	23,957	20%	84,922	21%
Administrative	12,256	4%	2,498	2%	7,498	2%
Salary and payroll taxes	28,415	9%	29,349	25%	11,509	3%
Amortization of intangible assets	9,113	3%	755	1%	2,640	1%

Total cost of revenues and operating expenses	309,185	102%	133,395	113%	370,106	91%

(Loss) income from operations	(4,840)	-2%	(14,943)	-13%	36,803	9%

OTHER INCOME (EXPENSE), NET:
Interest expense	(9,434)	-3%	(6,316)	-5%	(25,141)	-6%
Loss on extinguishment of debt	—	0%	(3,413)	-3%	—	0%
Interest income	35	0%	—	0%	238	0%
Other income (expense)	—	0%	—	0%	(30)	0%

Total other income (expense), net	(9,399)	-3%	(9,729)	-8%	(24,933)	-6%

(Loss) income before provision for income taxes	(14,239)	-5%	(24,672)	-21%	11,870	3%
PROVISION FOR INCOME TAXES	111	0%	109	0%	802	0%

Net (loss) income	(14,350)	-5%	(24,781)	-21%	11,068	3%
Net income attributable to noncontrolling interest	2,362	1%	678	1%	3,017	1%

Net (loss) income attributable to common shareholders and Parent, respectively	$(16,712)	-5%	$(25,459)	-21%	$8,051	2%

Comparison of Results for the Periods from March 20, 2019 to September 30, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and the Nine Months Ended September 30, 2018 (Predecessor)

Revenues. Revenues for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were $304.3 million, $118.5 million and $406.9 million, respectively. Both the Successor 2019 Period and the Predecessor 2019 Period benefited from the one incremental net new shipboard health and wellness center added to the fleet of cruise line partners, a continued trend towards larger and enhanced shipboard health and wellness centers, and an improved collaboration with partners.

•	Service revenues. Service Revenues for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were $232.6 million, $91.3 million and $309.0 million, respectively.

•	Product revenues. Product Revenues for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were $71.8 million, $27.2 million and $97.9 million, respectively.

The productivity of shipboard health and wellness centers increased for the 2019 Combined Period as compared to the nine months ended September 30, 2018 as evidenced by an increase in both average weekly revenues and revenues per shipboard staff per day. Average weekly revenues increased by 1.2% to $61,760 for the 2019 Combined Period, from $61,029 in the nine months ended September 30, 2018, and revenues per shipboard staff per day decreased to $480 for the 2019 Combined Period from $482 in the nine months ended September 30, 2018. We had an average of 2,949 shipboard staff members in service for the 2019 Combined Period compared to an average of 2,830 shipboard staff members in service for the nine months ended September 30, 2018. The productivity of destination resort health and wellness centers, measured by average weekly revenues, decreased 13.8% to $12,243 for the 2019 Combined Period, from $14,210 for the nine months ended September 30, 2018, primarily due to a larger number of managed centers in our mix, which generate less revenue per facility.

Cost of services. Cost of services as a percentage of service revenues for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were 84.8%, 84.2% and 85.3%, respectively.

Cost of products. Cost of products as a percentage of product revenues for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were 86.6%, 88.2% and 86.7%, respectively. Successor 2019 Period includes non-cash Purchase Price adjustments concerning the Inventory valuations resulting in higher costs, a portion of which are non-cash.

Administrative. Administrative expenses for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were $12.3 million, $2.5 million and $7.5 million, respectively. The Successor 2019 Period had expenses incurred in connection with the Business Combination and costs associated with being a new publicly traded company.

Salary and payroll taxes. Salary and payroll taxes for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were $28.4 million, $29.3 million and $11.5 million, respectively. The Successor 2019 Period includes stock-based compensation of $20.4 million related to stock options that fully vested upon grant to certain directors and executives. The Predecessor 2019 Period had change in control payments of $26.6 million pursuant to employment agreements entered into in 2016 that were earned upon consummation of the Business Combination for services rendered prior to the Business Combination.

Amortization of intangible assets. Amortization of intangible assets for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were $9.1 million, $0.8 million and $2.6 million, respectively. Amortization expense in the 2019 Successor Period reflects the new basis of intangible assets in connection with the Business Combination.

Other income (expense), net. Other income (expense) for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were ($9.4) million, ($9.7) million and ($24.9) million, respectively. The Successor 2019 Period includes lower interest expense related to the new debt financing in connection with the Business Combination compared to the pre-existing debt in the third quarter of fiscal 2018. The Predecessor 2019 Period included a loss on extinguishment of debt of $3.4 million associated with the payoff of the pre-existing debt by the Parent of the Company’s predecessor.

Provision for income taxes. Provision for income taxes for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were $0.1 million, $0.1 million and $0.8 million, respectively.

Net (loss) income. Net (loss) income for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were $(14.4) million, $(24.8) million and $11.1 million, respectively. The Successor 2019 Period had expenses related to stock-based compensation of $20.4 million. The Predecessor 2019 Period had change in control payments of $26.6 million earned upon consummation of the Business Combination.

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

Prior to the Business Combination, our principal uses for liquidity had been distributions to Steiner Leisure, debt service and working capital investment. Since consummating the Business Combination, our principal uses of liquidity have been debt service and working capital investment. We believe our sources of liquidity and capital will be sufficient to finance our operations and growth strategy for at least the next 12 months.

Cash Flows

The following table presents operations for two periods, Predecessor 2019 Period and Successor 2019 Period, which relate to the period preceding and the period succeeding the Business Combination, respectively. References to the “Successor 2019 Period” refer to the period from March 20, 2019 to September 30, 2019 and references to the “Predecessor 2019 Period” refer to the period from January 1, 2019 to March 19, 2019.

	Successor	Predecessor
(in thousands)	March 20, 2019 to September 30, 2019	January 1, 2019 to March 19, 2019	Nine Months Ended
			September 30, 2018
Net (loss) income	$(14,350)	$(24,781)	$11,068
Depreciation and amortization	13,325	1,989	7,501
Amortization of deferred financing costs	571	213	923
Stock-based compensation	20,496	—	—
Provision for doubtful accounts	—	8	14
Loss on extinguishment of debt	—	3,413	—
Allocation of Parent corporate overhead	—	—	8,613
Deferred income taxes	(77)	—	126
Foreign currency remeasurement	—	—	130
Change in working capital	(27,981)	22,891	(855)

Cash Flow (Used in) Provided by Operating Activities	(8,016)	3,733	27,520

Capital expenditures	(2,370)	(517)	(4,248)
Acquisition of OSW Predecessor	(676,453)	—	—

Cash Flow Used in Investing Activities	(678,823)	(517)	(4,248)

Proceeds from the issuance of common shares	122,499	—	—
Net proceeds from Haymaker and private placement investors	349,390	—	—
Proceeds from the term loan and revolver facilities	245,900	—	—
Repayments on the term loan and revolver facilities	(13,443)	—	—
Proceeds from amounts due from related party	3,187	—	—
Payment of deferred financing costs	(6,892)	—	—
Net distributions to Parent and its affiliates	—	(4,262)	(13,647)
Distributions to noncontrolling interest	—	(267)	(2,118)

Cash Flow Provided by (Used in) Financing Activities	700,641	(4,529)	(15,765)

Effect of exchange rates	114	649	(237)

Net Increase (Decrease) in Cash and Cash Equivalents	$13,916	$(664)	$7,270

Comparison of Results for the Periods from March 20, 2019 to September 30, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and the Nine Months Ended September 30, 2018 (Predecessor)

Operating activities. Our net cash (used in) provided by operating activities for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were $(8.0) million, $3.7 million and $27.5 million, respectively. In the Successor 2019 Period, the Company incurred stock-based compensation payments of $20.5 million related to stock options to certain directors and executives. In the Predecessor 2019 Period, the Company incurred change of control payments of $26.6 million payable upon consummation of the Business Combination.

Investing activities. Our net cash used in investing activities for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were $678.8 million, $0.5 million and $4.2 million, respectively. In the Successor 2019 Period, cash payments of $676.5 million were made to consummate the Business Combination.

Financing activities. Our net cash provided by (used in) financing activities for the Successor 2019 Period, Predecessor 2019 Period and nine months ended September 30, 2018 were $700.6 million, $(4.5) million and $(15.8) million, respectively. In the Successor 2019 Period, financing activities of $122.5 million, $349.4 million and $245.9 million, related to proceeds from the issuance of common shares, Haymaker cash contributions, and proceeds related to the term loan and revolver facilities, net of repayments, respectively, were undertaken in connection with the Business Combination.

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

Contractual Obligations

As of September 30, 2019, our future contractual obligations have not changed significantly from the amounts included within our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2018. We believe that there have been no significant changes during the nine months ended September 30, 2019 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Such forward-looking statements are subject to, without limitation, the following factors:

•

the demand for the Company’s services and products offered for sale, together with the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors or changes in the business environment in which the Company operates;

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

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes during the nine months ended September 30, 2019 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Dated: November 13, 2019

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ GLENN J. FUSFIELD
Glenn J. Fusfield
President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer