Form 10-K/A
period 2019-12-31
ONESPAWORLD HOLDINGS Ltd
filed 2020-04-29
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒  No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒  No

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends OneSpaWorld Holdings Limited’s (collectively with its consolidated subsidiaries, “OneSpaWorld,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2019. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2019.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV with this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our Board of Directors (our “Board”) consists of ten directors. Information regarding our directors and executive officers, including information they have furnished as to their principal occupations, certain other directorships they hold, or have held, and their ages as of the date hereof is set forth below. Steven J. Heyer and Andrew R. Heyer, members of our Board, are brothers. Other than Steven J. Heyer and Andrew R. Heyer, there are currently no family relationships among any directors or executive officers.

Name	Age	Position
Leonard Fluxman	60	Executive Chairman
Steven J. Heyer	66	Lead Director
Glenn J. Fusfield	56	President, Chief Executive Officer and Director
Marc Magliacano	44	Director
Andrew R. Heyer	61	Director
Walter F. McLallen	54	Director
Jeffrey E. Stiefler	72	Director
Michael J. Dolan	72	Director
Stephen W. Powell	61	Director
Maryam Banikarim	50	Director
Stephen B. Lazarus	56	Chief Financial Officer and Chief Operating Officer

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

We believe Mr. Fluxman is qualified to serve as a director due to his prior leadership roles and operations experience, particularly in the consumer and consumer-related products and services industries.

Steven J. Heyer is our Vice Chairman and has over 35 years of experience in the consumer and consumer-related products and services industries, leading a range of companies and brands. Mr. Heyer has applied his experience and analytical skills in a variety of leadership positions across diverse industry groups, including broadcast media, consumer products, and hotel and leisure companies. Mr. Heyer’s operating experiences include: leading the turnaround of Outback Steakhouse as an advisor (from 2010 to 2012); as Chief Executive Officer of Starwood Hotels & Resorts Worldwide (from 2004 until 2007); as President and Chief Operating Officer of The Coca-Cola Company (from 2001 to 2004); as a member of the boards of the Hellenic Bottling Company, Coca-Cola FEMSA, and Coca-Cola Enterprises (all from 2001 to 2004); as President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee (from 1994 to 2001); as President and Chief Operating Officer of Young & Rubicam Advertising Worldwide (from 1992 to 1994); and before that, spending 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. For the last five years, Mr. Heyer has served on the boards of Lazard Ltd, Lazard Group, and Atkins Nutritionals Inc. (each as further described below), as well as investing in a private capacity in early stage and venture consumer and consumer media companies. Mr. Heyer has extensive board experience, including: the board of Atkins Nutritionals Inc., which announced in April 2017 that it had entered into a definitive agreement to be acquired by Conyers Park Acquisition Corp, a publicly traded special purpose acquisition company; Lazard Ltd and Lazard Group (2005 to present); the board of WPP Group, a publicly traded digital, internet, and traditional advertising company (2000 to 2004); the board of Equifax, the publicly traded consumer credit reporting and insights company (2002 through 2003); the board of Omnicare, Inc., a supplier of pharmaceutical care to the elderly (2008 through 2015); the board of Vitrue, Inc., a provider of social marketing publishing technologies (2007 through 2012); the board of Internet Security Systems, Inc. a provider of internet security software, appliance, and services (2004 through 2005); and the board of Shopkick, a mobile shopping app that rewards customers for walking into stores. Mr. Heyer received his B.S. from Cornell University and an M.B.A. from New York University. Mr. Heyer is the brother of Mr. Andrew R. Heyer, Haymaker’s President. Mr. Heyer is qualified to serve as a director due to his extensive operations, management and business background, particularly in the consumer and consumer-related products and services industries. Mr. Heyer is currently the CEO and a board member of Haymaker Acquisition Corp II.

We believe Mr. Heyer is qualified to serve as a director due to his extensive operations, management and business background, particularly in the consumer and consumer-related products and services industries.

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

We believe Mr. Fusfield is qualified to serve as a director due to his extensive prior experience in the industry.

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

We believe Mr. Magliacano is qualified to serve as a director due to his prior experience on a variety of private and public companies boards.

Andrew R. Heyer serves on our Board and is a finance professional with over 35 years of experience investing in the consumer and consumer-related products and services industries, as well as a senior banker in leveraged finance, during which time his clients included many large private equity firms. Mr. Heyer has deployed in excess of $1 billion of capital over that time frame and has guided several public and private companies as a member of their board of directors. Currently, Mr. Heyer is the Chief Executive Officer and Founder of Mistral Equity Partners, a private equity fund manager founded in 2007 that invests in the consumer industry. Prior to founding Mistral in 2007, from 2000 to 2007, Mr. Heyer served as a Founding Managing Partner of Trimaran Capital Partners, a $1.3 billion private equity fund. Mr. Heyer was formerly a vice chairman of CIBC World Markets Corp. and a co-head of the CIBC Argosy Merchant Banking Funds from 1995 to 2001. Prior to joining CIBC World Markets Corp. in 1995, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. from 1990 to 1995. Before Argosy, from 1984 to 1990, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Incorporated, and, prior to that, he worked at Shearson/American Express. Mr. Heyer previously served as a board member of Jamba, Inc. From 1993 through 2009, Mr. Heyer also served on the board of The Hain Celestial Group, Inc., a natural and organic food and products company. Mr. Heyer also serves as a director of XpresSpa Group, Inc. (formerly known as FORM Holdings, Inc.), a health and wellness services company, since December 2016. Mr. Heyer also serves on the board of several private companies owned in whole or in part by Mistral, including Worldwise, a pet accessories business from 2011 to the present. Mr. Heyer is a director of The LoveSac Company, a publicly traded branded omni-channel retailer of technology-forward furniture, from 2010 to the present, and Insomnia Cookies, a retailer of desserts open primarily in the evening and nighttime from 2008 to the present. Mr. Heyer has also served on the board of Accel Foods, an incubator and investor in early stage food and beverage companies, since 2015. In the past, Mr. Heyer has served as a director of Las Vegas Sands Corp., a casino company, from 2006 to 2008, El Pollo Loco Holdings, Inc., a casual Mexican restaurant, from 2005 to 2008, and Reddy Ice Holdings, Inc., a manufacturer of packaged ice products, from 2003 to 2006. Mr. Heyer received his B.Sc. and M.B.A. from the Wharton School of the University of Pennsylvania, graduating magna cum laude. Mr. Heyer is the brother of Mr. Steven J. Heyer, Haymaker’s Chief Executive Officer.

We believe Mr. Heyer is qualified to serve as a director due to his extensive finance, investment and operations experience, particularly in the consumer and consumer-related products and services industries.

Walter F. McLallen serves on our Board and is a finance professional with over 25 years of leveraged finance, private equity, restructuring and operations experience. Mr. McLallen has been the Managing Member of Meritage Capital Advisors, an advisory boutique firm focused on debt and private equity transaction origination, structuring and consulting since 2004. Mr. McLallen has extensive board and organizational experience and has served as a director, Chairman or Vice Chairman on numerous corporate and non-profit boards and committees, with a significant historical focus on consumer products-related companies. Mr. McLallen has served as a director of publicly traded Centric Brands Inc., a lifestyle brands collective in the branded and licensed apparel and accessories sectors, since February 2016; The Lovesac Company, a direct to consumer specialty furniture brand supporting an e-commerce model since June 2019; and Haymaker Acquisition II, a blank-check acquisition company, since May 2019; as well as of private companies, including Timeless Wine Company, the producer of consumer luxury wine brands Silver Oak, Twomey and OVID, since August 2016; Worldwise, a consumer branded pet products company, since April 2016; adMarketplace, a search engine advertiser, since 2012; Classic Brands, an e-commerce marketer of mattresses and related products, since August 2018; Dutchland Plastics, a roto-molding plastics manufacturer, since January 2017; Champion One, an optical transceiver manufacturer and marketer, since January 2018; Frontier Dermatology, a physician practice platform, since January 2019; and Genus Oncology, an early-stage biotechnology company, since 2015. Mr. McLallen is also a founder and Co-Chairman of Tomahawk Strategic Solutions, a law enforcement, military and corporate training and security company, since 2014. From 2006 to 2015, Mr. McLallen was the Executive Vice Chairman of Remington Outdoor Company, an outdoor consumer platform he co-founded with a major investment firm. Mr. McLallen was formerly with CIBC World Markets from 1995 to 2004, during which time he was a Managing Director, head of Debt Capital Markets and head of High Yield Distribution. Mr. McLallen started his career in the Mergers & Acquisitions Department of Drexel Burnham Lambert and was a founding member of The Argosy Group L.P. in 1990. Mr. McLallen received a B.A. with a double major in Economics and Finance from the University of Illinois at Urbana-Champaign.

We believe Mr. McLallen is qualified to serve as a director due to his extensive consumer, operational and board experience, as well as his background in finance.

Jeffrey E. Stiefler serves on our Board and has spent 45 years leading a wide range of consumer and business services companies across multiple industry sectors, including financial services, financial technology, real estate, advertising, computer software and services, private equity, and internet start-ups. Mr. Stiefler served as a director and non-executive chairperson of the board of directors of Worldpay, Inc. (formerly known as Vantiv Holding, LLC) from August 2010 until its initial public offering in March 2012, served as its chairman from March 2012 to January 2018, and then director until WorldPay was acquired by FIS in June, 2019, at which point Mr. Stiefler became Lead Independent Director of the combined firm. In addition, Mr. Stiefler currently serves on the board of directors of LogicSource Inc. Mr. Stiefler previously served on the boards of directors of LPL Financial Corporation and VeriFone Systems, Inc., as Lead Director of Taleo Corporation, Inc. prior to its acquisition by Oracle Corporation in April 2012, and Lead Director of Square Trade prior to its acquisition by Allstate in 2017. Mr. Stiefler was the Chairman, President and CEO of Digital Insight from August 2003 until the company’s acquisition by Intuit in February 2007. Prior to Digital Insight, Mr. Stiefler worked with several private equity firms as an operating advisor and held a variety of positions at American Express, including President and Director of the company, and President and CEO of American Express Financial Advisors. Mr. Stiefler received a B.A. from Williams College and an M.B.A. from Harvard Business School.

We believe Mr. Stiefler is qualified to serve as director due to his extensive strategic, operations, financial and leadership experiences at both the company and board levels.

Michael J. Dolan serves on our Board. Mr. Dolan has also served as Chief Executive Officer of Bacardi Limited, the largest privately held spirits company in the world, from November 2014 to September 2017. Prior to that, he served as Interim Chief Executive Officer of Bacardi (May 2014 to November 2014). From November 2011 to May 2014, he served as Chairman of the Board and Chief Executive Officer of IMG Worldwide, a global leader in sports, fashion and media entertainment. Prior to that, Mr. Dolan served at IMG as President and Chief Operating Officer, from April 2011 to November 2011, and before that as Executive Vice President and Chief Financial Officer, from April 2010 to April 2011. He served as Executive Vice President and Chief Financial Officer of Viacom, Inc., a leading global entertainment content company, from May 2004 to December 2006. Mr. Dolan served as Senior Advisor to Kohlberg Kravis Roberts & Co., a leading private equity firm with substantial investments in many large consumer retail companies, from October 2004 to May 2005. Prior to that, he served in the following positions with Young & Rubicam, Inc., a marketing and communications company: Chairman of the Board and Chief Executive Officer (2001 to 2003), Vice Chairman and Chief Operating Officer (2000 to 2001) and Vice Chairman and Chief Financial Officer (1995 to 2000). Mr. Dolan currently serves as Lead Director and Chair of the Compensation Committee for Mattel, Inc.

We believe Mr. Dolan is qualified to serve as a director due to his extensive leadership, finance, global consumer products and branding, strategic marketing, and operations experience.

Stephen W. Powell serves on our Board. Mr. Powell’s experience spans private capital investment, investment banking, corporate operating, corporate governance and public accounting roles. Mr. Powell currently invests in and advises private companies focusing on health and wellness, fitness, nutrition, personal care services and consumer technology sectors. He also serves on the board of directors and as a member of the audit committees of Haymaker Acquisition Corp. and Massage Envy Holdings, LLC. Previously, he served as a member of the boards of directors of Atkins Nutritionals, Strivectin Skincare, and Fusionetics, LLC and Cover FX Cosmetics. Mr. Powell served as a managing director of Prospect Capital Corporation from 2015 to 2017, and as a senior advisor to private equity firms Roark Capital Group from 2012 to 2015 and Catterton Partners from 2009 to 2011. From 2006 to 2008, Mr. Powell co-led the capitalization, acquisitions, merger, restructuring, operations and sale of a salon and spa services, specialty retail, franchising and direct marketing business. From 2001 to 2006, Mr. Powell was head of Consumer Investment Banking for RBC Capital Markets where he advised private and public companies on capital raising, merger, acquisition and sale initiatives focused on the personal care, fitness, leisure, nutrition and food service sectors. Previously, Mr. Powell was a managing director in the investment banking groups of Prudential Securities, Wheat First Securities and L.F. Rothschild. He began his investment banking career in the high yield finance group of Merrill Lynch Capital Markets and previously was an audit manager with Arthur Andersen & Co.

We believe Mr. Powell is qualified to serve as a director due to his broad experience analyzing, evaluating and advising corporate clients and investee companies, including companies with elements of comparability to the Company, and his board of directors and audit committee experience.

Maryam Banikarim has served on our Board since May 2019. Ms. Banikarim does not currently serve on any other public boards. Ms. Banikarim is currently the Head of Marketing at Nextdoor. She previously worked at Hyatt Hotels Corp. as EVP & Global Chief Marketing Officer from 2018 to 2015, at Gannett Co., Inc. as SVP & Chief Marketing Officer from 2015 to 2011, at NBCUniversal Media, LLC as SVP of Integrated Sales Marketing from 2011 to 2009 and at Univision Communications as Chief Marketing Officer from 2009 to 2002. Ms. Banikarim is currently a member of the Samsung Retail Advisory Board, an executive advisor to Cove Hill Partners, an Executive in Residence at Columbia University and the chairwoman of the press advocacy group, Reporters Without Boarders USA. Ms. Banikarim earned a Bachelor of Arts degree in political science from Barnard College and an MBA and a Master of International Affairs in National Security from Columbia University.

We believe Ms. Banikarim is qualified to serve as a director due to her extensive experience and leadership in marketing.

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

Class B directors, who are Messrs. Marc Magliacano, Jeffrey E. Stiefler, and Walter F. McLallen, whose initial term will expire at the second annual meeting of the shareholders occurring in 2021; and

Class C directors, who are Messrs. Glenn J. Fusfield, Stephen W. Powell, Michael J. Dolan, and Ms. Maryam Banikarim, whose initial term will expire at the third annual meeting of the shareholders occurring in 2022.

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

Audit Committee

Our Audit Committee consists of Mr. McLallen (chairperson), Mr. Powell, Mr. Dolan and Mr. A. Heyer. Mr. McLallen qualifies as an “audit committee financial expert” as that term is defined by the applicable Securities and Exchange Commission (the “SEC”) regulations and has employment experience in finance or accounting, requisite professional certification in accounting or other comparable experience or background as required by the Nasdaq Stock Market Rules (the “Nasdaq Rules”). Each of our Audit Committee members is “financially literate” as that term is defined by the Nasdaq Rules and our Board has determined that each is independent pursuant to applicable SEC regulations and the Nasdaq Rules.

Code of Business Conduct and Ethics

Our Board adopted a code of ethics that applies to our executive officers, directors, employees and agents. A copy of the code of ethics will be provided without charge upon request from us, and is available on our corporate website at onespaworld.com. The information on our website is not part of this report. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Introduction

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”). This section discusses the material components of the executive compensation program for our Chief Executive Officer and our two other most highly compensated officers who we refer to as our “Named Executive Officers”. As of the year ended December 31, 2019, our Named Executive Officers were Leonard Fluxman, Glenn J. Fusfield and Stephen B. Lazarus.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Leonard Fluxman(5) Executive Chairman	2019	825,000	0	10,544,934	0	92,504	11,462,438
	2018	825,000	825,000	—	825,000	77,211	2,552,211
Glenn J. Fusfield(5) President and Chief Executive Officer	2019	525,000	0	4,217,974	0	21,638,734(6)	26,381,708
	2018	440,000	500,000	—	500,000	55,256	1,495,256
Stephen B. Lazarus Chief Operating Officer and Chief Financial Officer	2019	525,000	0	4,841,084	0	67,183	5,433,267
	2018	525,000	393,750	—	393,750	46,172	1,358,672

(1)

Amounts reflect the discretionary portion of the 2018 Annual Performance Bonus paid to each Named Executive Officer, which were paid to reward individual efforts and performance, including in connection with the Business Combination, which was a transformative transaction for the Company.

(2)

Amounts reflect the grant date fair value of stock options granted to the Named Executive Officers as computed in accordance with FASB ASC 718. The assumptions used in calculating the grant date fair value of the stock options are set forth in Note 9 to the Consolidated Financial Statements included in the Original Filing. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the Named Executive Officers for the stock options.

(3)

No amounts were earned in 2019 for any Named Executive Officer’s annual performance-based cash incentive bonus opportunity set forth in his Employment Agreement. See “—Narrative to Summary Compensation Table—Executive Employment Agreements” below for further information regarding these bonus opportunities. Amounts reflected for the 2018 fiscal year now correctly reflect the following annual performance-based cash incentive bonuses that were earned by each Named Executive Officer in 2018 based on achievement of the applicable performance goals: (i) $825,000 for Mr. Fluxman, $500,000 for Mr. Fusfield, and $393,750 for Mr. Lazarus (each, a “2018 Annual Performance Bonus”). The discretionary portions of such 2018 Annual Performance Bonuses are reflected in the “Bonus” column. The “Non-Equity Incentive Plan Compensation” amounts previously reflected for 2018 in the Company’s 2019 Form 10-K reflected the performance-based cash incentive bonuses paid to the Named Executive Officers in 2018 rather than the amounts earned for each Named Executive Officer in 2018.

(4)

Amounts reflect: (i) $11,000 for each Named Executive Officer for 401(k) Plan employer matching contributions; (ii) an annual automobile allowance equal to $15,000 for each of Messrs. Lazarus and Fusfield and $25,000 for Mr. Fluxman, (iii) an amount equal to $35,863 for Mr. Fluxman, $32,477 for Mr. Fusfield and $31,855 for Mr. Lazarus, in each case, for fringe payments received in 2019 for medical, dental, vision and long-term disability premiums, (iv) an amount equal to $19,752 for Mr. Fluxman, $5,410 for Mr. Fusfield and $6,102 for Mr. Lazarus, in each case, for reimbursement of life insurance premiums, and (v) the incremental cost to the Company for providing services for each Named Executive Officer and their immediate family members at Company facilities in an amount equal to $889 for Mr. Fluxman, $4,479 for Mr. Fusfield and $3,226 for Mr. Lazarus.

(5)	Messrs. Fluxman and Fusfield serve on our Board, but are not paid additional compensation for such service.
(6)

As described immediately below, this amount reflects payments to Mr. Fusfield in connection with the Business Combination and certain other corporate transactions, in each case pursuant to prior agreements between Mr. Fusfield and corporate entities other than the Company. We do not consider this amount representative of the Company’s executive compensation program on a go-forward basis.

In 2016, OneSpaWorld (Bahamas) entered into two separate exit bonus award agreements with Mr. Fusfield that were subject to certain service and performance-vesting conditions through an exit event, and the bonuses vested and were paid out by Steiner Management Services, LLC to Mr. Fusfield upon the consummation of the Business Combination, in amounts equal to $16,706,300 and 1,887,237. See “—Severance, Change in Control and Equity Arrangements—Prior Bonus Arrangements” below for further information regarding these bonuses. The amount reflected also includes $2,976,831 paid by Steiner Leisure to Mr. Fusfield for his share of Nemo’s profits from Steiner Leisure’s sale of the Company and Elemis Group, of which $2,000,000 was used to repay a loan Nemo made to Mr. Fusfield in 2016. This bonus share was subject to Mr. Fusfield’s continued employment through the completion of such sales.

Narrative to Summary Compensation Table

Executive Employment Agreements

Executive Employment Agreements. Certain of the compensation paid to the Named Executive Officers reflected in the Summary Compensation Table above was provided pursuant to employment agreements with OneSpaWorld Holdings Limited (collectively, the “Employment Agreements”). Each Employment Agreement provides an initial term ending on December 31, 2020, subject to automatic one-year renewals thereafter unless either party provides 90 days’ prior notice not to renew the term. The Employment Agreements generally provide for base salary, incentive compensation, benefits, severance protection and a grant of Company stock options. Pursuant to the terms of the Employment Agreements, the Named Executive Officers are subject to non-competition, non-hire and non-solicitation of employees and customers/suppliers restrictions during employment and for a period of two years following their termination of employment, as well as perpetual mutual non-disparagement and confidentiality obligations.

Non-Equity Incentive Compensation. For 2019, our Named Executive Officers were eligible to earn annual performance-based cash incentive bonuses pursuant to their respective Employment Agreements. Bonus opportunities for 2019 were based on a formula and performance criteria approved by our Compensation Committee in its sole discretion. The potential bonus each Named Executive Officer was eligible to earn ranged from 75% to 150% of base salary (with a target bonus equal to 75% of base salary) for Messrs. Lazarus and Fusfield, and 125% to 250% of base salary (with a target bonus equal to 100% of base salary) for Mr. Fluxman (each applicable target bonus, the Named Executive Officer’s “Target Annual Bonus”), subject to continued employment through the end of the performance period. Achievement falling below the minimum performance targets would result in no payout of the award, unless our Compensation Committee determined otherwise. The performance goals used to determine 2019 annual bonuses were based on achievement of budgeted EBITDA levels. These 2019 performance goals were not achieved and as a result, the Company did not pay out such annual performance-based cash incentive bonuses to the Named Executive Officers for 2019.

Health and Welfare Plans, and Retirement Plans

Health and Welfare Plans. Our Named Executive Officers are eligible to participate in the Company’s standard employee benefit plans, including medical, life, and disability benefits.

Retirement Plan. We maintain a retirement plan that is intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”), containing a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code (our “401(k) Plan”). All regular U.S. employees who have completed at least three months of service and have attained at least age 21 are generally eligible to participate in our 401(k) Plan, including our Named Executive Officers. Participants may make pre-tax contributions to the 401(k) Plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. No minimum benefit is provided under the 401(k) Plan. An employee is 100% vested in his or her pre-tax deferrals when contributed and employer safe harbor matching contributions, and any other employer contributions vest ratably over four years. Our 401(k) Plan provides for employer safe harbor matching contributions equal to 100% of up to 3% of compensation plus 50% on the next 2% of compensation, and discretionary employer matching and non-elective contributions.

Outstanding Equity Awards At 2019 Fiscal Year End

The following table summarizes the outstanding equity awards held as of December 31, 2019 by each of the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date
Leonard Fluxman	—	—	2,353,780	12.99	3/26/2025
Glenn J. Fusfield	—	—	941,512	12.99	3/26/2025
Stephen B. Lazarus	—	—	1,080,599	12.99	3/26/2025

(1)

Each stock option was granted pursuant to our 2019 Equity Incentive Plan (the “2019 Plan”) that was approved by our Board on March 18, 2019 and by our shareholders on March 18, 2019. The stock options will become exercisable if and when the five-day volume weighted average price of the Company’s common shares reaches $20 per share.

Severance, Change in Control and Equity Arrangements

Severance Benefits. Each Named Executive Officer’s Employment Agreement provides that, in the event that the Named Executive Officer’s employment is terminated either by the Company without “cause” (which includes the employer’s delivery of a notice of nonrenewal of the employment term), or by the Named Executive Officer for “good reason” (in each case as such terms are defined in the employment agreements), in addition to receiving (i) any accrued but unpaid annual bonus, (ii) a pro-rata Target Annual Bonus for the year of the applicable Named Executive Officer’s termination, and (iii) a lump sum payment equal to the premiums that would be paid by the Named Executive Officer for 24 months’ of COBRA continuation coverage, the Named Executive Officer will be entitled to receive, subject to the Named Executive Officer’s execution and non-revocation of a release of claims in favor of the Company and its affiliates, (x) a lump sum cash payment equal to—2.5X for each of Messrs. Lazarus and Fusfield, and 3X for Mr. Fluxman—the sum of the Named Executive Officer’s base salary and Target Annual Bonus, and (y) the annual bonus for the year of the Named Executive Officer’s termination, determined based on actual achievement of the applicable performance criteria during the performance period of such annual bonus.

In the event that any payment or benefit to be made to the Named Executive Officers under the Employment Agreements in connection with a change in control would constitute a parachute payment under Section 280G of the Code, then the applicable Named Executive Officer will have such payments reduced to the largest amount that would result in no portion of such payments being subject to the excise taxes imposed by Section 4999 of the Code, unless such payments, less any excise tax which would be imposed on such payments pursuant to Section 4999 of the Code, would be greater than such reduced payments, in which case no reduction would occur.

Outstanding Equity Awards. The purpose of the 2019 Plan is to make available incentives that will assist the Company to attract, retain, and motivate employees, including officers, consultants and directors. The Company may provide these incentives through the grant of share options, share appreciation rights, restricted shares, restricted share units, performance shares and units and other cash-based or share-based awards. Awards may be granted under the 2019 Plan to OneSpaWorld employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. Each Named Executive Officer is party to a Stock Option Agreement pursuant to the 2019 Plan that provides for the grant of options to purchase the Company’s common shares. If a Named Executive Officer’s employment is terminated for any reason other than for “cause” (as defined in the 2019 Plan), then the stock options will remain outstanding and may be exercised by the Named Executive Officer until the first to occur of (x) the stock option’s expiration date or (y) a “change in control” (as defined in the 2019 Plan). If the Named Executive Officer’s employment is terminated by the Company for cause, then the stock options will immediately terminate. In the event of a change in control, the acquiring or successor entity may assume or continue all or any awards outstanding or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate at the time of the change in control. The 2019 Plan also authorizes the Compensation Committee, in its discretion and without the consent of any participant, to accelerate the exercisability, vesting and/or settlement of an award in connection with a change in control upon such conditions determined by the Compensation Committee (including a termination prior to, upon or following such change in control), or cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each vested share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share in the change in control transaction over the exercise price per share, if any, under the award.

Prior Profits Interests Arrangements. In December 2015, Mr. Fluxman and Mr. Lazarus were each granted Class B Common Shares in Nemo Investor Aggregator, Limited (“Nemo”), a parent company of OSW Predecessor, which were (and are) intended to constitute profits interests of Nemo for tax purposes (the “Nemo Shares”). While Nemo is not currently an affiliate of the Company, it does have a meaningful indirect ownership stake in the Company through its holdings in Steiner Leisure. As a result, the value of the Nemo Shares held by Mr. Fluxman and Mr. Lazarus is inextricably linked to the value of the Company’s common stock, even though these shares were not granted to Mr. Fluxman or Mr. Lazarus as compensation for their services to the Company. Messrs. Fluxman and Lazarus were granted these Nemo Shares at no purchase price, and such shares were granted subject to a combination of time- and performance-based vesting conditions. The Nemo Shares represent a right to a fractional portion of the profits and distributions of Nemo in excess of a “floor amount” determined in accordance with Nemo’s operating agreement upon a sale (as specified in the applicable award agreements). Messrs. Fluxman and Lazarus each still hold their Nemo Shares, which have fully time vested, but remain subject to performance vesting conditions.

Prior Bonus Arrangements. In 2016, Mr. Fusfield entered into two bonus agreements with OneSpaWorld (Bahamas) that granted cash bonuses payable upon an “exit event” (as defined in the agreements), subject to certain conditions, including Mr. Fusfield’s continued employment through the exit event (except as described below). The cash bonus payment under one of the agreements (the “First Bonus”) was determined with reference to the “total enterprise value” (as defined in the agreement) of OneSpaWorld (Bahamas) and vested in full upon an exit event. Upon a termination of his employment without “cause” (as defined in the agreement), Mr. Fusfield remained eligible to receive all or a portion of the cash bonus for up to two years following his termination if an exit event occurred during that period. The other cash bonus payment (the “Second Bonus”) was equal to 150% of Mr. Fusfield’s annual cash bonuses from 2016 onward, and vested in 36 equal monthly installments commencing on January 31, 2017 and fully vested upon an “exit event” (as defined in the agreement) if Mr. Fusfield remained employed through the exit event. If Mr. Fusfield was terminated other than for “cause” (as defined in the agreement), he remained eligible to receive the vested bonus through such date of termination within 60 days following an exit event. The First Bonus and Second Bonus each vested and were paid out by Steiner Management Services, LLC to Mr. Fusfield upon the consummation of the Business Combination, in amounts equal to $16,706,300 for the First Bonus and $1,887,237 for the Second Bonus. Upon payment of the bonuses, Mr. Fusfield was deemed to have released OneSpaWorld (Bahamas) and its affiliates from any and all claims relating to the bonus payments.

DIRECTOR COMPENSATION

Overview

Our Compensation Committee of our Board have the responsibility and authority to supervise and review the affairs of the Company as they relate to the compensation and benefits of our executive officers and our Board. In carrying out these responsibilities, our Compensation Committee reviews all components of executive officer and director compensation for consistency with the Company’s compensation philosophy, as in effect from time to time, and with the interests of our shareholders. Our Board, at the recommendation of our Compensation Committee, is solely responsible for determining the compensation of our Board.

Under our current director compensation program, all members of our Board who are not employees of the Company receive a yearly cash retainer equal to $50,000 and our Lead Director also receives an additional yearly cash retainer equal to $50,000, in each case, payable at the time of the director’s election around the time of the Company’s annual shareholder meeting in the form of either cash or restricted stock units. In addition, the chairperson of our Audit Committee receives an additional yearly fee of $30,000, the chairperson of our Compensation Committee receives an additional yearly fee of $25,000 and the chairperson of our Nominating and Governance Committee receives an additional yearly fee of $20,000. Each non-employee director (other than Marc Magliacano) also receives a yearly grant of restricted stock units (“RSUs”) with a value equal to $100,000 (based on the closing stock price of the Company’s common stock on the date immediately preceding the date of grant). The RSUs fully vest upon the one-year anniversary of the grant date, subject to continuous service. Pursuant to the 2019 Plan, each non-employee director may voluntarily elect to defer the delivery of shares upon vesting of the RSUs generally until the earlier of the 60th day following the non-employee director’s date of their separation of service or immediately prior to a change in control. We also pay reasonable travel and accommodation expenses of the non-employee directors in connection with their participation in meetings of our Board. For the purposes of director compensation, the term “yearly” refers to a “Board Year” in which a director serves and which begins on the date of the Company’s annual shareholder meeting for such year.

2019 Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during 2019. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to, any of the other non-employee directors of our Board. Messrs. Fluxman and Fusfield, our Executive Chairman and President and Chief Executive Officer, respectively, receive no compensation for service as directors and, consequently, are not included in this table. The compensation received by Messrs. Fluxman and Fusfield as employees of the Company is presented in "— Summary Compensation Table".

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)	Total ($)
Marc Magliacano	150,000	—	—	150,000
Michael J. Dolan	95,000	100,012	—	195,012
Steven J. Heyer	100,000	100,012	766,904(4)	966,916(4)
Jeffrey E. Stiefler	50,000	100,012	—	150,012
Andrew R. Heyer	50,000	100,012	—	150,012
Maryam Banikarim	50,000	100,012	—	150,012
Walter F. McLallen	80,000	100,012	—	180,012
Stephen W. Powell	50,000	100,012	—	150,012

(1)

Reflects the cash retainer earned for each non-employee director’s board service. The following non-employee directors elected to receive RSUs in lieu of cash with a grant date fair value equal to the cash retainer amounts reflected above: Steven J. Heyer; Andrew R. Heyer; Stephen Powell; and Jeffrey Stiefler.

(2)

Represents the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 of each grant of RSUs under our 2019 Plan. Each non-employee director (other than Mr. Magliacano) was granted RSUs. The RSUs fully vest upon the one-year anniversary of the grant date, subject to the non-employee director’s continuous service. The following non-employee directors have voluntarily elected to defer the payment of their 2019 RSUs until the 60th day following their termination of service date: Steven J. Heyer; Andrew R. Heyer; Stephen Powell; and Jeffrey Stiefler. A portion of the RSUs reflect the RSUs certain non-employee directors elected to receive in lieu of cash, as described further in footnote 1, above.

(3)	As of December 31, 2019, each of our non-employee directors held the following number of stock awards and stock options outstanding:

Name	Shares subject to RSUs (#)	Shares subject to Options (#)
Marc Magliacano	—	—
Michael J. Dolan	6,411	—
Steven J. Heyer	12,821	—
Jeffrey E. Stiefler	9,616	—
Andrew R. Heyer	9,616	—
Maryam Banikarim	6,411	—
Walter F. McLallen	6,411	—
Stephen W. Powell	9,616	—

(4)

Steven J. Heyer was granted 171,184 stock options pursuant to our 2019 Plan. The options would have become exercisable upon the five-day volume weighted average price of the Company’s common shares reaching $20 per share; however, Mr. Heyer subsequently forfeited all such stock options for no consideration.

Compensation Committee Interlocks and Insider Participation

During fiscal 2019, our Compensation Committee consisted of Mr. Dolan (chairperson), Mr. Powell and Mr. Magliacano, and, commencing on July 30, 2019, Mr. Stiefler. None of the members of our Compensation Committee is, nor was during fiscal 2019, an officer or employee of the Company. None of the members of our Compensation Committee was formerly an officer of the Company. None of our executive officers serves, or during fiscal 2019 served, as a member of a Board or Compensation Committee of any entity that has, or during fiscal 2019 had, one or more executive officers serving as a member of our Board or Compensation Committee.

Mr. Magliacano was nominated to our Board by Steiner Leisure, pursuant to the terms of the Director Designation Agreement. For more information, see the section entitled “Certain Relationships and Related Transactions.”

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, the 2019 Plan is the only incentive equity plan administered by the Company. The following table provides information as of December 31, 2019 regarding shares of our common stock that may be issued under the 2019 Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	4,436,794(1)	$12.99	2,563,206
Equity compensation plans not approved by security holders	0	$—	0

(1)	Represents 4,375,892 stock options and 60,902 RSUs outstanding that were granted under the 2019 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Beneficial Ownership of Securities

The following table sets forth certain information regarding the beneficial ownership of our common shares as of March 29, 2020 (unless otherwise indicated) by:

•	each of the Company’s directors, director nominees and Named Executive Officers;
•	all current executive officers and directors of the Company as a group; and
•	each person who is known by the Company to be the beneficial owner of more than 5% of our common shares.

The beneficial ownership of our common shares, subject to the exclusions below, is based on 61,218,151 shares of common stock issued and outstanding as of March 29, 2020.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants or other derivative securities that are currently exercisable or convertible or exercisable or convertible within 60 days.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name of Beneficial Owner(1)	Number of Shares	%
Directors & Named Executive Officers:
Leonard Fluxman(2)	2,428,780	3.96%
Steven J. Heyer(3)	1,721,234	2.81%
Glenn J. Fusfield(2)	941,521	1.53%
Marc Magliacano	—	—
Andrew R. Heyer (4)	1,309,679	2.13%
Walter F. McLallen(5)	271,487	*
Jeffrey E. Stiefler(6)	84,033	*
Michael J. Dolan	—	—
Stephen W. Powell	2,500	*
Maryam Banikarim	—	—
Stephen B. Lazarus(7)	1,155,599	1.88%
All current directors and officers as a group (11 persons)	7,914,833	12.92%

5% Shareholders:
Steiner Leisure Limited(8)	10,034,650	16.39%
Franklin Resources Inc. (9)	7,005,797	11.44%
Neuberger Berman Group LLC and certain of its affiliates(10)	5,869,500	9.58%
BlackRock, Inc.(11)	3,411,493	5.57%

*	Indicates percentage of less than one percent.
(1)

Unless otherwise noted, the business addresses of each of the following entities or individuals is Shirley House, 253 Shirley Street, P.O. Box N-624, Nassau, New Providence, Commonwealth of The Bahamas.

(2)	Includes 2,353,780 vested options to purchase common shares.

(3)

Represents (a) (i) 686,420 common shares held directly by Steven J. Heyer; (ii) 32,379 common shares held by the Harris Reid Heyer Trust; (iii) 32,379 common shares held by James Heyer Trust; (iv) 32,379 common shares held by the Peter Justin Heyer Trust; and (v) 32,379 common shares held by the William Heyer Trust, and (b) 905,298 warrants exercisable for common shares on a one-for-one basis consisting of (i) 734,890 warrants held directly by Steven J. Heyer; (ii) 42,602 warrants held by the Harris Reid Heyer Trust; (iii) 42,602 warrants held by James Heyer Trust; (iv) 42,602 warrants held by the Peter Justin Heyer Trust; and (v) 32,379 warrants held by the William Heyer Trust. Steven J. Heyer and Andrew R. Heyer are the trustees of the Harris Reid Heyer Trust, the James Heyer Trust, the Peter Justin Heyer Trust and the William Heyer Trust, and jointly have voting and dispositive power of the securities held by such entities. Accordingly, Steven J. Heyer may be deemed to have or share beneficial ownership of such securities.

(4)

Represents (a) (i) 290,697 common shares held directly by Andrew R. Heyer; (ii) 150,878 common shares by Heyer Investment Management, LLC; (iii) 32,379 common shares held by the Harris Reid Heyer Trust; (iv) 32,379 common shares held by James Heyer Trust; (v) 32,379 common shares held by the Peter Justin Heyer Trust; and (vi) 32,379 common shares held by the William Heyer Trust, and (b) 713,588 warrants  exercisable for common shares on a one-for-one basis consisting of (i) 415,373 warrants held directly by Andrew R. Heyer; (ii) 127,807 warrants held by Heyer Investment Management, LLC; (iii) 42,602 warrants held by the Harris Reid Heyer Trust; (iv) 42,602 warrants held by James Heyer Trust; (v) 42,602 warrants held by the Peter Justin Heyer Trust; and (vi) 32,379 warrants held by the William Heyer Trust. Andrew R. Heyer is the managing member of Heyer Investment Management, LLC and has voting and dispositive power of the securities held by such entity. Steven J. Heyer and Andrew R. Heyer are the trustees of the William Heyer Trust. Steven J. Heyer and Andrew R. Heyer are the trustees of the Harris Reid Heyer Trust, the James Heyer Trust, the Peter Justin Heyer Trust and the William Heyer Trust, and jointly have voting and dispositive power of the securities held by such entities. Accordingly, Andrew R. Heyer may be deemed to have or share beneficial ownership of such securities.

(5)	Includes 149,108 warrants exercisable for common shares on a one-for-one basis.
(6)

Represents 41,431 common shares and 42,602 warrants exercisable for common shares on a one-for-one basis held by the Stiefler Trust U/T/D 5/31/07. Mr. Stiefler is the trustee of this trust and has voting and dispositive power of the securities held by it. Accordingly, Mr. Stiefler may be deemed to have or share beneficial ownership of such securities.

(7)	Includes 1,080,599 vested options to purchase common shares.
(8)

Includes 1,486,520 warrants to purchase common shares. Steiner Leisure is controlled by Nemo Parent, Inc., an international business company incorporated under the laws of the Commonwealth of The Bahamas. Nemo Parent, Inc. is 100% owned by Nemo Investor Aggregator, Limited, a Cayman Islands exempted company. Nemo Investor Aggregator, Limited is governed by a board of directors consisting of seven directors. Each director has one vote, and the approval of a majority of the directors is required to approve an action of Nemo Investor Aggregator, Limited. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no director of Nemo Investor Aggregator, Limited exercises voting or dispositive control over any of the securities held by Steiner Leisure, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. The address for Steiner Leisure is Suite 104A, Saffrey Square, Nassau, Commonwealth of The Bahamas. The address for Nemo Investor Aggregator, Limited is c/o Mourant Ozannes Corporate Services (Cayman) Ltd., 94 Solaris Avenue, PO Box 1348, Camana Bay, Grand Cayman KY1-1108, Cayman Islands. The address for Nemo Parent, Inc. is c/o Lennox Paton Corporate Services Ltd., 3 Bayside Executive Park, West Bay Street, Nassau, Commonwealth of The Bahamas.

(9)

Includes 1,051,600 common shares beneficially owned by Franklin Resources Inc. (“FRI”) issuable upon the exercise of warrants. These common shares are beneficially owned by one or more open‑ or closed‑end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries (each, an “Investment Management Subsidiary” and, collectively, the “Investment Management Subsidiaries”) of FRI. When an investment management contract

(including a sub‑advisory agreement) delegates to an Investment Management Subsidiary investment discretion or voting power over the securities held in the investment advisory accounts that are subject to that agreement, FRI treats the Investment Management Subsidiary as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. The voting and investment powers held by Franklin Mutual Advisers, LLC (“FMA”), an indirect wholly‑owned Investment Management Subsidiary, and Benefit Street Partners LLC (“BSP”), a direct wholly‑owned Investment Management Subsidiary, are exercised independently from FRI and from all other Investment Management Subsidiaries. Charles B. Johnson and Rupert H. Johnson, Jr. (the “Principal Shareholders”) each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI. FRI and the Principal Shareholders may be deemed to be, for purposes of Rule 13d‑3 under the Securities Act, the beneficial owners of securities held by persons and entities for whom or for which FRI subsidiaries provide investment management services. FRI, the Principal Shareholders and each of the Investment Management Subsidiaries disclaim any pecuniary interest in such securities. Templeton Investment Counsel, LLC (“Templeton”) claims sole voting power over 6,517,154 common shares and sole dispositive power over 6,735,254 common shares. Franklin Templeton Investments Corp. claims sole voting and dispositive power over 270,543 common shares. This information is based solely on a Schedule 13G/A filed by FRI, Templeton, Charles B. Johnson and Rupert H. Johnson, Jr. with the SEC on February 5, 2020. The address of FRI, Charles B. Johnson and Rupert H. Johnson, Jr. is One Franklin Parkway, San Mateo, CA 94403-1906 and the address of Templeton is 300 S.E. 2nd Street, Fort Lauderdale, FL 33301.

(10)

Includes 869,500 warrants to purchase common shares. Neuberger Berman Group LLC and certain of its affiliates may be deemed to be the beneficial owners of the securities for purposes of Rule 13d-3 under the Exchange Act, because it or certain affiliated persons, including Neuberger Berman Investment Advisers LLC, the adviser or sub-adviser to the funds holding the securities, and NB Equity Management GP LLC, the General Partner of NB All Cap Alpha Fund L.P., a “feeder” fund operating in a “master-feeder” structure and the owner of all or substantially all the outstanding shares of NB All Cap Alpha Master Fund Ltd., have shared power to retain, dispose of or vote the securities owned by the funds pursuant to the terms of investment management, advisory and/or sub-advisory agreements with the funds. Neuberger Berman Group LLC or its affiliated persons do not, however, have any economic interest in the securities held by the funds. The address of Neuberger Berman Group LLC, Neuberger Berman Investment Advisers LLC, NB Equity Management GP LLC is 1290 Avenue of the Americas, New York, NY 10104.

(11)

Represents common shares beneficial owned by BlackRock Inc., of which it has sole voting power of 3,235,625 common shares and sole dispositive power of 3,411,493 common shares. This information is based solely on a Schedule 13G filed with the SEC on February 7, 2020. The address of BlackRock Inc. is 55 East 52nd Street, New York, NY 10055.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationships and Transactions with Directors, Executive Officers and Significant Shareholders

Compensation arrangements with our Named Executive Officers and directors are described elsewhere in this report.

Registration Rights Agreement

Steiner Leisure Limited (“Steiner Leisure”) and Haymaker Sponsor, LLC (“Haymaker Sponsor”) are entitled to certain customary registration rights pursuant to the Registration Rights Agreement, dated as of March 19, 2019 (the “Registration Rights Agreement”). We have filed a shelf prospectus registering Steiner Leisure’s and Haymaker Sponsor’s common shares. At any time, and from time to time, Steiner Leisure will be entitled to make up to three demands (and Haymaker Sponsor will be entitled to make up to three demands per year) that a resale of our common shares reasonably expected to exceed $10,000,000 in gross offering price pursuant to such shelf prospectus be made pursuant to an underwritten offering. In addition, Steiner Leisure and Haymaker Sponsor have customary piggyback registration rights subject to cut-back provisions. We will bear the expenses incurred in connection with the filing of the shelf prospectus. Pursuant to the Registration Rights Agreement, Steiner Leisure and Haymaker Sponsor have agreed not to transfer any of their shares in us during the seven days before and 90 days after the pricing of any underwritten offering of our common shares, subject to certain exceptions, and Steiner Leisure and Haymaker Sponsor will enter into a customary lock-up agreement to such effect.

In addition, certain private placement investors have certain registration rights under certain subscription agreements.

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

Lock-up Agreements

On March 19, 2019, in connection with the previously entered into business combination, Haymaker Sponsor, Steiner Leisure, our directors and officers, and (solely for the purpose of certain provisions thereof) Haymaker Acquisition Corp. (“Haymaker”) (the “Lock-up Parties”), entered into a Lock-up Agreement (the “Lock-up Agreement”) with us, that, among other things, modifies that certain lock-up agreement, dated as of October 24, 2017, by and among Haymaker, Haymaker Sponsor, and the directors and officers of Haymaker. Pursuant to the Lock-up Agreement, the Lock-up Parties agreed that they would not, subject to certain limited exceptions, transfer or sell their common shares for a period of six months after March 19, 2019, the date on which we completed the business combination.

Review, Approval or Ratification of Transactions with Related Persons

Consistent with Bahamian law and our Amended and Restated Memorandum of Association and Articles of Association, we adopted a code of ethics that will prohibit directors and executive officers from engaging in transactions that may result in a conflict of interest with us. The code of ethics includes a policy requiring that our Board review any transaction a director or executive officer proposes to have with us that could give rise to a conflict of interest or the appearance of a conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K. In conducting this review, our Board is obligated to ensure that all such transactions are approved by a majority of our Board not otherwise interested in the transaction and are fair and reasonable to us and on terms not less favorable to us than those available from unaffiliated third parties.

Our Audit Committee also reviews and approves any transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) on an ongoing basis, in accordance with Company policies and procedures; keeps the Company’s independent auditor informed of the Committee’s understanding of the Company’s relationships and transactions with related persons that are significant to the Company and whether the Audit Committee has concerns regarding relationships or transactions with related persons and, if so, the substance of those concerns; and reviews and discusses with the Company’s independent auditor the independent auditor’s evaluation of the Company’s identification of, accounting for, and disclosure of its relationships and transactions with related persons, including any significant matters arising from the audit regarding the Company’s relationships and transactions with related persons.

Director Independence

Our Board determines the independence of our directors by applying the independence principles and standards established by the SEC and the Nasdaq Rules.

The Nasdaq Rules require listed companies to have a board of directors with at least a majority of “Independent Directors” (as such term is defined in the Nasdaq Rules). Under the Nasdaq Rules, in order for a director to be deemed independent, the board of directors must determine that the individual does not have a relationship that would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.

In accordance with the Nasdaq Rules, our Board will annually determine each director’s independence. We will not consider a director independent unless our Board has determined that he or she has no material relationship with us. We will monitor the relationships of our directors and officers through a questionnaire each director will complete no less frequently than annually and update periodically as information provided in the most recent questionnaire changes.

As part of its analysis, our Board affirmatively determined that Messrs. Dolan, McLallen, Magliacano, Stiefler and Powell and Ms. Banikarim are independent. In making these determinations, our Board reviewed and discussed information provided by the directors and the Company with regard to each director’s business and other outside activities as they may relate to the Company and our management team.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid to Ernst & Young that were incurred by the Company and paid by the Company in fiscal year 2019 and the fees incurred by the Company and paid by Nemo (the parent company of OneSpaWorld’s predecessor) in fiscal year 2018.

	Year Ended December 31,
	2019	2018
Audit Fees(1)	$2,275,000	$2,499,102
Audit-Related Fees(2)	—	—
Tax Fees(3)	47,900	4,500
All Other Fees(4)	—	—
Total Fees	$2,322,900	$2,503,602

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by Ernst & Young in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees would include assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services would include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services for tax compliance and tax advice.
(4)	All Other Fees. All other fees would include fees for products and services other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee has adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by Ernst & Young. These policies and procedures are intended to ensure that the provision of such services does not impair Ernst & Young’s independence. These services may include audit services, audit-related services, tax services and other services. The policy provides for the annual establishment of fee limits for various types of audit services, audit-related services, tax services and other services, within which the services are deemed to be pre-approved by our Audit Committee. Ernst & Young is required to provide to our Audit Committee back-up information with respect to the performance of such services.

Our Audit Committee has delegated to its chair the authority to pre-approve services, up to a specified fee limit, to be rendered by Ernst & Young and requires that the chair report to our Audit Committee any pre-approval decisions made by the chair at the next scheduled meeting of our Audit Committee.

All services performed by Ernst & Young for the Company were pre-approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.1	Amended and Restated Memorandum of Association and Articles of Association OneSpaWorld Holdings Limited (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 25, 2019).
4.1**	Description of Registered Securities.
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

21.1**	Subsidiaries of OneSpaWorld Holdings Limited.
23.1**	Consent of Ernst & Young LLP.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.

*	Filed herewith.
**	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2020.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONESPAWORLD HOLDINGS LIMITED

		By:	/s/ Stephen B. Lazarus
Name: Stephen B. Lazarus
Title: Chief Operating Officer and
Chief Financial Officer

Date:	April 29, 2020