Form 10-Q
period 2020-03-31
ONESPAWORLD HOLDINGS Ltd
filed 2020-05-13
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2020

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

As of March 31, 2020, 61,218,151 common shares were outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,517	$13,863
Accounts receivable, net	16,128	30,513
Inventories	34,263	36,066
Prepaid expenses	9,229	7,655
Other current assets	2,247	2,565
Total current assets	82,384	90,662
Property and equipment, net	22,192	22,741
Intangible assets, net	611,731	616,637
Goodwill	—	190,077
OTHER ASSETS:
Deferred tax assets	—	2,046
Other non-current assets	1,072	1,506
Total other assets	1,072	3,552
Total assets	$717,379	$923,669
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$14,437	$23,437
Accrued expenses	24,276	23,575
Income taxes payable	1,008	897
Other current liabilities	2,419	3,501
Total current liabilities	42,140	51,410
Deferred rent	193	160
Income tax contingency	3,890	3,949
Other long-term liabilities	5,918	—
Deferred tax liability	78	375
Long-term debt, net	241,663	221,407
Total liabilities	$293,882	$277,301
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value, 250,000,000 shares authorized, 61,218,151 shares issued and outstanding at March 31, 2020 and 61,119,398 shares issued and outstanding at December 31, 2019	6	6
Additional paid-in capital	643,489	653,088
Accumulated deficit	(214,231)	(15,569)
Accumulated other comprehensive (loss) income	(5,767)	719
Total OneSpaWorld shareholders’ equity	423,497	638,244
Noncontrolling interest	—	8,124
Total shareholders' equity	423,497	646,368
Total liabilities and shareholders' equity	$717,379	$923,669

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Successor		Predecessor
	Consolidated		Combined
	Three Months Ended March 31, 2020	March 20, 2019 to March 31, 2019	January 1, 2019 to March 19, 2019
REVENUES:
Service revenues	$89,573	$14,713	$91,280
Product revenues	24,734	4,301	27,172
Total revenues	114,307	19,014	118,452
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	80,579	12,386	76,836
Cost of products	22,136	3,590	23,957
Administrative	4,583	2,517	2,498
Salary and payroll taxes	5,172	21,215	29,349
Amortization of intangible assets	4,206	582	755
Goodwill and trade name impairment charges	190,777	—	—
Total cost of revenues and operating expenses	307,453	40,290	133,395
Loss from operations	(193,146)	(21,276)	(14,943)
OTHER EXPENSE, NET:
Interest expense	(3,743)	(557)	(6,316)
Loss on extinguishment of debt	—	—	(3,413)
Total other expense, net	(3,743)	(557)	(9,729)
Loss before provision for income taxes	(196,889)	(21,833)	(24,672)
PROVISION FOR INCOME TAXES	1,773	746	109
Net loss	(198,662)	(22,579)	(24,781)
Net income attributable to noncontrolling interest	—	104	678
Net loss attributable to common shareholders and Parent, respectively	$(198,662)	$(22,683)	$(25,459)
Net loss per share:
Basic and diluted loss per share	$(3.25)	$(0.37)
Basic and diluted weighted average shares outstanding	61,169	61,118

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Successor		Predecessor
	Consolidated		Combined
	Three Months Ended March 31, 2020	March 20, 2019 to March 31, 2019	January 1, 2019 to March 19, 2019
Net loss	$(198,662)	$(22,579)	$(24,781)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(493)	(825)	(165)
Cash flows hedges:	-	—	—
Net unrealized loss on derivative	(5,955)	—	—
Amount realized and reclassified into earnings	(38)	—	—
Total other comprehensive loss net of tax	(6,486)	(825)	(165)
Comprehensive loss	(205,148)	(23,404)	(24,946)
Comprehensive income attributable to noncontrolling interest	—	104	678
Comprehensive loss attributable to common shareholders and Parent, respectively	$(205,148)	$(23,508)	$(25,624)

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

AND (DEFICIT)

(Unaudited)

(in thousands)

	Combined
Predecessor:	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent's Equity (Deficit)	Non - Controlling Interest	Total
BALANCE, December 31, 2018	$(130,520)	$(649)	$(131,169)	$3,586	$(127,583)
Net loss	(25,459)	—	(25,459)	678	(24,781)
Distributions to noncontrolling interest	—	—	—	(267)	(267)
Net contributions from the Parent and affiliates	351,802	0	351,802	—	351,802
Foreign currency translation adjustment	—	(165)	(165)	—	(165)
BALANCE, March 19, 2019	$195,823	$(814)	$195,009	$3,997	$199,006

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total OneSpaWorld Shareholders’ equity	Non-Controlling Interest	Total
Successor:
BALANCE, March 20, 2019 (1) (2)	$6	$634,839	$—	$—	$634,845	$5,624	$640,469
Net loss	—	—	—	(22,683)	(22,683)	104	(22,579)
Stock-based compensation	—	20,371	—	—	20,371	—	20,371
Foreign currency translation adjustment	—	—	(261)	—	(261)	—	(261)
BALANCE, March 31, 2019	$6	$655,210	$(261)	$(22,683)	$632,272	$5,728	$638,000
Successor:
BALANCE, December 31, 2019	$6	$653,088	$719	$(15,569)	$638,244	$8,124	$646,368
Net loss	—	—	—	(198,662)	(198,662)	0	(198,662)
Stock-based compensation	—	426	—	—	426	—	426
Foreign currency translation adjustment			(493)		(493)		(493)
Unrecognized loss on derivatives	—	—	(5,993)	—	(5,993)	—	(5,993)
Dividends	—	(2,449)	—	—	(2,449)	—	(2,449)
Distributions to noncontrolling interest	—	—	—	—	—	(4,011)	(4,011)
Purchase of noncontrolling interest	—	(6,697)	—	—	(6,697)	(4,113)	(10,810)
Purchase of public warrants	—	(879)	—	—	(879)	—	(879)
BALANCE, March 31, 2020	$6	$643,489	$(5,767)	$(214,231)	$423,497	$—	$423,497

(1)

Initial equity balances of the Successor reflect the equity of the accounting acquirer, Haymaker, and the issuance of common stock, warrants and cash contributed by Haymaker in connection with the acquisition of OSW Predecessor.

(2)	See Note 2.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor		Predecessor
	Consolidated		Combined
	Three Months Ended March 31, 2020	March 20, 2019 to March 31, 2019 (1)	January 1, 2019 to March 19, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,662)	$(22,579)	$(24,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,212	854	1,989
Goodwill and trade name impairment charges	190,777	—	—
Amortization of deferred financing costs	256	29	213
Stock-based compensation	426	20,371	—
Provision for doubtful accounts	—	—	8
Loss on extinguishment of debt	—	—	3,413
Deferred income taxes	1,749	—	—
Changes in:
Accounts receivable, net	14,385	(1,873)	1,671
Inventories	1,803	(1,280)	(406)
Prepaid expenses	(1,574)	(2,333)	1,073
Other current assets	68	—	213
Other noncurrent assets	(218)	(530)	(1,003)
Accounts payable	(9,000)	(794)	8,313
Accounts payable - related parties	—	—	(6,553)
Accrued expenses	701	(19,503)	19,792
Other current liabilities	(2,705)	(16)	(288)
Income taxes payable	52	1,171	42
Deferred rent	33	—	37
Net cash provided (used in) by operating activities	4,303	(26,483)	3,733
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,464)	—	(517)
Acquisition of OSW Predecessor	—	(670,039)	—
Net cash used in investing activities	(1,464)	(670,039)	(517)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	—	122,499	—
Cash contribution from Haymaker	—	349,390	—
Proceeds from the term loan facilities	20,000	245,900	—
Payment of deferred financing costs	—	(6,492)	—
Reacquisition of public warrants	(879)	—	—
Proceeds from amount due from parent	—	—	—
Net distributions to Parent and its affiliates	—	—	(4,262)
Cash paid to acquire noncontrolling interest	(10,810)	—	—
Distributions to noncontrolling interest	(4,011)	—	(267)
Net cash provided by (used in) financing activities	4,300	711,297	(4,529)
Effect of exchange rate changes on cash	(485)	(280)	649
Net increase (decrease) in cash and cash equivalents	6,654	14,495	(664)
Cash and cash equivalents, Beginning of period	13,863	1,774	15,302
Cash and cash equivalents, End of period	$20,517	$16,269	$14,638

(1)	See Note 2.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Successor		Predecessor
	Consolidated		Combined
	Three Months Ended March 31, 2020	March 20, 2019 to March 31, 2019	January 1, 2019 to March 19, 2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$37	$—	$73
Interest	$3,484	$—	$—
Non-cash transactions:
Equity consideration paid in connection with the Business Combination	$—	$167,300	$—
Unpaid declared dividends	$2,449	$—	$—
Common stock issued to purchase noncontrolling interest	$1,507	$—	$—
Repayment of long-term debt by Parent on behalf of the Company	$—	$—	$351,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

1. ORGANIZATION

OneSpaWorld Holdings Limited (“OneSpaWorld”, the “Company”, “we”, “us”, “our”) is an international business company incorporated under the laws of the Commonwealth of The Bahamas. OneSpaWorld is a global provider and innovator in the fields of health and wellness, fitness and beauty. In facilities on cruise ships and in land-based resorts, the Company strives to create a relaxing and therapeutic environment where guests can receive health and wellness, fitness and beauty services and experiences of the highest quality. The Company’s services include traditional and alternative massage, body and skin treatments, fitness, acupuncture, and Medispa treatments. The Company also sells premium quality health and wellness, fitness and beauty products at its facilities and through its timetospa.com website. The predominant business, based on revenues, is sales of services and products on cruise ships and in land-based resorts, followed by sales of products through the timetospa.com website.

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

Impact of Corona Virus (COVID-19), Liquidity and Management’s Plans

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (“COVID-19”) a “Public Health Emergency of International Concern,” and on March 10, 2020, declared COVID-19 a pandemic. The regional and global outbreak of COVID-19 has negatively impacted and will continue to have a material negative impact on the Company’s operations. The cruise industry in the U.S. is subject to the U.S. Centers for Disease Control and Prevention (“CDC”) No Sail Order, which was extended on April 9, 2020 to continue until the earliest of (i) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (ii) the date the Director of the CDC rescinds or modifies the No Sail Order or (iii) 100 days after the order appears on the Federal Register, which would be July 24, 2020.

Cruise cancellations and hotel closures resulting in the closure of our onboard and resort spa operations have materially adversely impacted the Company’s operations, financial results and liquidity. On April 30, 2020, the Company announced the definitive agreement to sell $75 million in common equity and warrants to Steiner Leisure Limited (“SLL”) and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and members of OSW management and its Board of Directors. (the “Private Placement”).  The consummation of this Private Placement is subject to a vote of the Company’s shareholders, which is scheduled to occur on June 10, 2020.  If we do not consummate this Private Placement and cannot secure an adequate capital infusion by another means, or cannot amend our credit facilities, it is likely that we will be unable to comply with certain covenants in our existing credit facilities as of June 30, 2020. The Company’s liquidity and operating results will continue to be negatively impacted until cruise and resort industries resume historically normalized operations.

The full extent to which COVID-19 will impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact. As a consequence, the Company cannot estimate the impact on the business, or near- or longer-term financial or operational results with reasonable certainty. However, we expect results of operations and cash flows from operations for the second quarter of 2020, and for the remainder of 2020 to be severely negatively impacted.

In light of the cruise industry’s response to the Global COVID-19 pandemic and the No Sail Order issued by the CDC, the Company is taking steps to mitigate the adverse impact of the pandemic, which have included, but are not limited to:

•	Closed all spas on ships where voyages have been cancelled;
•	Closed all U.S. Caribbean-based and Asian-based destination resort spas;
•	Repatriated 52% of all cruise ship personnel, eliminating all ongoing expenses related to these employees;
•	Continued to work with cruise line partners and governmental authorities to repatriate substantially all remaining cruise ship personnel as soon as is practical;
•	Furloughed 96% of U.S. and Caribbean-based destination resort spa personnel and 38% of corporate personnel;
•	Eliminated all non-essential operating and capital expenditures;

•	Withdrew its dividend program until further notice and deferred payment of the dividend declared on February 26, 2020 until approved by the Board of Directors;
•	Borrowed $20 million on its revolving credit facility; and
•

Entered into a definitive agreement (“Investment Agreement”) to sell $75 million in common equity and warrants to Steiner Leisure Limited (“SLL”) and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and members of the Company’s management and its Board of Directors (See Note 15). Proceeds from the Investment Agreement will be used to fund our operations and to repay a portion of the revolving credit facility, avoiding an event of default.

Obtaining equity financing as contemplated through the Investment Agreement is not guaranteed and is largely dependent on market conditions, cruise industry conditions, hospitality industry conditions, among other factors, together with the affirmative vote of the Company’s shareholders.  The Company may be required to pursue additional sources of financing to meet its financial obligations.  If we are successful implementing these plans, including the consummation of the Private Placement, management believes that the Company will be able to generate sufficient liquidity to satisfy its obligations for the next twelve months. However, we can provide no assurances we will be successful executing these plans. Further, if we do not continue to remain in compliance with covenants in our existing credit facilities, we would have to seek amendments to these covenants from our lenders or evaluate the options to cure the defaults contained in the agreement. However, no assurances can be made that such amendments would be approved by our lenders. If an event of default occurs, the lenders under the existing credit facilities are entitled to take various actions, including the acceleration of amounts due under the credit facilities and all actions permitted to be taken by a secured creditor, subject to customary intercreditor provisions among the first and second lien secured parties, which would have a material adverse impact to our operations and liquidity. Management cannot predict the magnitude and duration of the negative impact from the COVID-19 pandemic; new events beyond management’s control may have incrementally material adverse impact on the Company’s results of operations, financial position and liquidity. Therefore, in light of all of these factors, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date these interim financial statements are issued.

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

In the opinion of management, the accompanying unaudited condensed consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the period from January 1 to March 31, 2020 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”).

The preparation of consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Successor:

The accompanying unaudited condensed consolidated financial statements as of and for the period from January 1, 2020 to March 31, 2020 and from March 20, 2019 to March 31, 2019, includes the condensed consolidated balance sheet and statement of operations, comprehensive loss, changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

Predecessor:

The condensed combined OSW financial statements (the “OSW financial statements”) include the accounts of the wholly-owned and indirect subsidiaries of Steiner Leisure listed in Note 1 to the Consolidated Financial Statements in the 2019 10-K and include the accounts of a company majority-owned by OneSpaWorld Medispa (Bahamas) Limited, in which OneSpaWorld (Bahamas) Limited (100% owner of OneSpaWorld Medispa (Bahamas) Limited) had a controlling interest. The OSW condensed combined financial statements also include the accounts and results of operations associated with the timetospa.com website owned by Elemis USA, Inc at that time. The OSW condensed financial statements do not represent the financial position and results of operations of a legal entity but rather a combination of entities under common control of Steiner Leisure that have been “carved out” of the Steiner Leisure consolidated financial statements and reflect significant assumptions and allocations. All significant intercompany transactions and balances have been eliminated in combination. The accompanying condensed combined OSW financial statements may not be indicative of what they would have been had OSW actually been a separate stand-alone entity.

The accompanying condensed combined OSW financial statements include the equity, revenues and expenses specifically related OSW’s operations. OSW receives services and support from various functions performed by Steiner Leisure and costs associated with these functions have been allocated to OSW. These allocations are necessary to reflect all of the costs of doing business and include costs related to certain Steiner Leisure corporate functions, including, but not limited to, senior management, legal, human resources, finance, IT and other shared services that have been allocated to OSW based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis determined by an estimate of the percentage of time Steiner Leisure employees devoted to OSW, as compared to total time available or by the headcount of employees at Steiner Leisure corporate headquarters that are fully dedicated to the OSW entities in relation to the total employee headcount. These allocated costs are reflected in salary and payroll taxes and administrative expenses in the accompanying condensed combined OSW statements of operations. Management considers these allocations to be a reasonable reflection of the utilization of services by or benefit provided to OSW. However, the allocations may not be indicative of the actual expenses that would have been incurred had OSW operated as an independent, stand-alone entity.

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

Loss Per Share (Successor)

Basic earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.

The following table provides details underlying OneSpaWorld’s loss per basic and diluted share calculation for the three months ended March 31, 2020 and for the period from March 20, 2019 to March 31, 2019 (in thousands):

	Three Months Ended March 31, 2020	March 20, 2019 to March 31, 2019
Net loss attributable to common shareholders – basic and diluted (a)	$(198,662)	$(22,683)
Weighted average shares outstanding – basic and diluted	61,169	61,118
Loss per share:
Basic and diluted	$(3.25)	$(0.37)

(a) Calculated as total net loss less amounts attributable to noncontrolling interest.

For the three months ended March 31, 2020 and for the period from March 20, 2019 to March 31, 2019, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss in these periods. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, restricted share units and warrants.

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Successor
	Three Months Ended March 31, 2020	March 20, 2019 to March 31, 2019
Common stock warrants	24,408	27,605
Deferred shares	6,600	6,600
Employee stock options	4,376	4,547
Restricted stock units	201	—
	35,585	38,752

Adoption of Accounting Pronouncements

On January 1, 2020, the Company adopted FASB Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the fair value of the individual assets and liabilities of a reporting unit to measure goodwill impairment (Step 2). Under the new ASU, when required to test goodwill for recoverability, an entity will perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying value (Step 1) and should recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit. We have applied this ASU on a prospective basis. As a result of the adoption of this standard, we used step 1 to measure the goodwill impairment charge recognized during the first quarter of 2020. See Note 4 “Goodwill and Intangible Assets” and “Note 13. Fair Value Measurement and Derivatives” for further details.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update requires lessees to recognize for all leases with a term of 12 months or more at the commencement date: (a) a lease liability or a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (b) a right-of-use asset or a lessee’s right to use or control the use of a specified asset for the lease term. Under the update, lessor accounting remains largely unchanged. The update requires a modified retrospective transition approach for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements and do not require any transition accounting for leases that expire before the earliest comparative period presented.

The update is effective retrospectively for annual periods beginning after December 15, 2020, and interim periods beginning after December 15, 2021, with early adoption permitted. We intend to elect the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company continues to evaluate the effect that the update will have on the Company’s consolidated financial statements. The Company is in the process to start its initial scoping review to identify a complete population of leases to be recorded on the consolidated balance sheet as a lease obligation and right of use asset. The Company expects that the update will have a material effect on our consolidated balance sheets due to the recognition of operating lease assets and operating lease liabilities primarily related to the destination resort agreements and office space which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. Upon adoption, we expect that there will be no cumulative-effect adjustment of initially applying the guidance to our opening balance of retained earnings. We are currently evaluating the impact to our consolidated statements of operations, consolidated statements of cash flows and our debt-covenant compliance under our current agreements on an ongoing basis.

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

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced in July 2017 its intent to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financing Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact of the replacement of LIBOR, which ultimately may or may not be the SOFR, from both a risk management and financial reporting perspective, as well as the guidance under ASU 2020-04. Our current portfolio of debt and financial instruments currently tied to LIBOR consists of the Company’s First and Second Lien Term Facilities, both of which are discussed in more detail in Note 5 herein. We do not currently believe that this transition will have a material impact on our consolidated financial statements.

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

As previously disclosed in the Company’s 2019 10-K, in the second quarter of 2019, goodwill decreased by $23.0 million due to the net effect of adjusting for (i) a decrease of $26.6 million attributable to incorrectly including as consideration transferred change in control payments pursuant to employment agreements entered into in 2016 that were earned upon consummation of the Business Combination for services rendered prior to the Business Combination for which an assumed liability had been recorded in the purchase accounting treatment of the Business Combination; (ii) a decrease of $3.2 million attributable to a receivable due from Parent for the reimbursement of cash payments made by the Company on behalf of the Parent that had not been recorded in the purchase accounting treatment of the Business Combination and (iii) an increase of $6.8 million attributable to contract acquisition costs that had incorrectly been recorded as an intangible asset in the purchase accounting of the Business Combination. Additionally, the Company corrected for $3.7 million of accrued expenses associated with Haymaker that had not been recorded upon consummation of the Business Combination and to reclassify $0.6 million of accumulated other comprehensive loss as additional paid in capital as of March 31, 2019. The effect of correcting these errors decreased additional paid in capital and stockholders’ equity by $24.1 million and $23.5 million, respectively, as of March 31, 2019.

The consolidated statement of cash flows for the period from March 20, 2019 to March 31, 2019 (Successor) has been corrected for the effect of the above referenced balance sheet adjustments and other cash flow presentation items. The effect of correcting i) above resulted in a $26.6 million decrease in Cash Flow Used in Investing Activities attributable to the acquisition of OSW Predecessor, which was further reduced to reflect $14.6 million of cash acquired in the Business Combination (which was previously presented as cash and cash equivalents, beginning of period). The effect of correcting iii) above resulted in a $6.8 million increase in Cash Flow Used In Operating Activities (specifically, to decrease the change in other noncurrent assets), which was offset partially by a correction for $3.0 million associated with payment of accrued expenses. The Company also corrected the presentation of Net Proceeds From Haymaker and Institutional Investors by reducing the amount previously presented by $25.0 million, the effect of exchange rate changes on cash by reducing it by $0.6 million, and adjusted cash and cash equivalents at beginning of period to $1.7 million, which was the cash held by Haymaker at the Business Combination Date.

Additionally as previously disclosed in the Company’s 2019 10-K, in the fourth quarter of 2019, goodwill decreased by $2.8 million due to the net effect of adjusting for (i) a decrease of $2.3 million attributable to understating inventory acquired at fair value in purchase accounting of the Business Combination; (ii) a decrease of $1.0 million attributable to understating prepaid expenses and other current assets that had not been recorded in purchase accounting of the Business Combination and (iii) an increase of $0.5 million attributable to an understatement of current liabilities in the purchase accounting of the Business Combination. The Company also corrected for $3.9 million of additional accrued expenses associated with Haymaker that had not been recorded upon consummation of the Business Combination and $1.3 million of adjustments incorrectly recorded in additional paid-in capital in consolidation upon consummation of the Business Combination. The effect of correcting these errors decreased additional paid-in capital and stockholders’ equity by $5.2 million as of March 31, 2019.

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

3. BUSINESS COMBINATION

As discussed in Note 1, Organization, on March 19, 2019, OneSpaWorld consummated a business combination. The Business Combination was accounted for using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Haymaker was deemed to be the accounting acquirer and OSW the accounting acquiree. As a result of applying pushdown accounting, the post-Business Combination financial statements of OneSpaWorld reflect the new basis of accounting for OSW. Total consideration transferred to Steiner in connection with the Business Combination was $858,386,000.

The Company’s purchase price allocation was final as of December 31, 2019. Measurement period adjustments were applied retrospectively to the Business Combination Date. Goodwill of $174.2 million and $15.9 million was assigned to the Maritime and Destination Resorts reporting units, respectively, based on expected benefits from the combination as of the Business Combination Date.

The following information represents the unaudited supplemental pro forma results of the Company’s condensed consolidated statement of operations as if the Business Combination occurred on January 1, 2019, after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in debt (in thousands):

Three Months Ended
March 31, 2019
Revenues	$137,466
Net loss	$(46,506)

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the effect of COVID-19 on our expected future operating cash flows and our evaluation of the current economic and market conditions, and its impact on the Company’s common share price, we concluded it is more likely than not that the trade name indefinite-lived intangible asset and goodwill are impaired and performed, including work performed by third-party valuation specialists, interim impairment tests as of March 31, 2020.

We performed a fair value test applying the relief of royalty method and determined that the estimated fair value of our trade name is less than carrying value as of March 31, 2020. As a result, we recognized an impairment charge of $0.7 million during the three months ended March 31, 2020 (Successor).

Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the Business Combination (See Note 3). We performed discounted cash flow analyses and determined that the estimated fair values of our Maritime and Destination Resorts segment reporting units no longer exceeded their carrying values as of March 31, 2020. As a result, we concluded that the goodwill associated with these reporting units was fully impaired. We recognized goodwill impairment charges of approximately $190 million for these reporting units during the three months ended March 31, 2020 (Successor) (see Note 13).

The changes in the carrying amount of goodwill for each unit for the three months ended March 31, 2020 (Successor) were as follows (in thousands):

	Maritime	Destination Resorts	Total
Balance at December 31, 2019	$174,150	$15,927	$190,077
Impairment	(174,150)	(15,927)	(190,077)
Balance at March 31, 2020	$-	$-	$-

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of March 31, 2020 (in thousands, except amortization period):

Successor:	Cost	Accumulated Amortization and Impairment	Net Balance	Amortization Period (in years)
Retail concession agreements	$604,700	$(16,042)	$588,658	39
Destination resort agreements	17,900	(1,205)	16,695	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(122)	878	8
	$629,800	$(18,069)	$611,731

The following is a summary of the Company’s intangible assets as of December 31, 2019 (in thousands, except amortization period):

Successor:	Cost	Accumulated Amortization	Net Balance	Amortization Period (in years)
Retail concession agreements	$604,700	$(12,165)	$592,535	39
Destination resort agreements	17,900	(907)	16,993	15
Trade name	6,200	-	6,200	Indefinite-life
Licensing agreement	1,000	(91)	909	8
	$629,800	$(13,163)	$616,637

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2020 (Successor), for the period from March 20, 2019 to March 31, 2019 (Successor) and for the period from January 1, 2019 to March 19, 2019 (Predecessor) was $4.2 million, $0.6 million and $0.8 million, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2020.

5. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	March 31, 2020	December 31, 2019	Maturities Through	March 31, 2020	December 31, 2019
First lien term loan facility	5.4%	5.5%	2026	$202,457	$202,457
Second lien term loan facility	9.1%	9.3%	2027	25,000	25,000
First lien revolving facility	5.4%	-	2024	20,000	-
Total debt				$247,457	$227,457
Less: unamortized debt Issuance cost				(5,794)	(6,050)
Total debt, net of unamortized debt Issuance cost				$241,663	$221,407

On March 19, 2019, the Company entered into (i) senior secured first lien credit facilities (the “First Lien Credit Facilities”) with Goldman Sachs Lending Partners LLC, as administrative agent, and certain lenders, consisting of (x) a term loan facility of $208.5 million (of which $20 million was borrowed by a subsidiary of the Company) (the “First Lien Term Loan Facility”), (y) a revolving loan facility of up to $20 million (the “First Lien Revolving Facility”) and (z) a delayed draw term loan facility of $5 million (the “First Lien Delayed Draw Facility”), and (ii) a senior secured second lien term loan facility of $25 million with Cortland Capital Market Services LLC, as administrative agent, and Neuberger Berman Alternative Funds, Neuberger Berman Long Short Fund, as lender (the “Second Lien Term Loan Facility” and, together with the First Lien Term Loan Facility, the “Term Loan Facilities”; the New Term Loan Facilities, together with the First Lien Revolving Facility and the First Lien Delayed Draw Facility, are referred to as the “New Credit Facilities”). The First Lien Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the New First Lien Revolving Facility. The First Lien Term Loan Facility matures seven years after March 19, 2019, the First Lien Revolving Facility matures five years after March 19, 2019 and the Second Lien Term Loan Facility matures eight years after March 19, 2019.

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

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions.

The New Credit Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. As of March 31, 2020, and December 31, 2019, the Company was in compliance with all of the covenants contained in the New Credit Facilities.

As discussed in Note 1, management’s plans provide no assurances that we will maintain sufficient liquidity and mitigate the risk of a future event of default. It is probable that we will be unable to comply with certain covenants in our existing credit facilities if we are not able to execute such further actions. If we do not continue to remain in compliance with these covenants, we would have to seek amendments to these covenants from our lenders or evaluate the options to cure the defaults contained in the credit agreements. However, no assurances can be made that such amendments would be approved by our lenders. If an event of default occurs, the lenders under the New Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be taken by a secured creditor, subject to customary intercreditor provisions among the first and second lien secured parties, which would have a material adverse impact to our operations and liquidity.

The Following are scheduled principal repayments on long-term as of March 31, 2020 for each of the next five years (in thousands):

Year	Amount
2020	$-
2021	-
2022	1,776
2023	2,085
2024	22,085
Thereafter Total	221,511
$247,457

Borrowing Capacity:

As of March 31, 2020, the Company had fully drawn the $20 million available under the First Lien Revolving Facility.

6. EQUITY

Common Shares

The Company is authorized to issue 250,000,000 common shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2020, there were 61,218,151 shares of OneSpaWorld common stock issued and outstanding.

Dividends Declared Per Common Share

On March 24, 2020, the Company announced that it is deferring payment of its dividend declared on February 26, 2020, for payment on May 29, 2020, to shareholders of record on April 10, 2020, until the Board of Directors reapproves its payment; and withdrawing its dividend program until further notice.

Public and Private Warrants

During the first quarter of 2020 the Company repurchased 348,521 warrants for a total of $0.9 million in open market transactions. As of March 31, 2020, 24,150,379 warrants were issued and outstanding.

7. STOCK-BASED EMPLOYEE COMPENSATION

Successor:

Restricted Share Units

On January 21, 2020, the Company granted 181,521 time-based restricted share unit awards to certain employees which vest in equal installments over three years.

The following is a summary of restricted share unit activity for the three months ended March 31, 2020:

Restricted Share Units Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Non-Vested share units as of December 31, 2019	60,902	$15.60
Granted	181,521	15.67
Vested	-	-
Canceled	-	-
Non-Vested share units as of March 31, 2020	242,423	$15.65

Performance Share Units

On January 21, 2020, the Company granted 181,521 performance share unit awards to certain employees which vest upon the achievement of certain pre-established performance target established for the 2020 calendar year and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through January 21, 2023. Performance share units are converted into shares of common stock upon vesting on a one-for-one basis. The Company estimates the fair value of each performance share when the grant is authorized, and the related service period has commenced. The Company recognizes compensation cost over the vesting period based on the probability of the performance conditions being achieved. If the specified service and performance conditions are not met, compensation expense is not recognized, and any previously recognized compensation expense will be reversed.

The following is a summary of performance share unit activity for the three months ended March 31, 2020:

Performance Share Unit Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Non-Vested share units as of December 31, 2020
Granted	181,521	$15.67
Vested	-	-
Canceled	-	-
Non-Vested share units as of March 31, 2020	181,521	$15.67

The share-based compensation expense for the three months ended March 31, 2020 (Successor) and for the period from March 20, 2019 to March 31, 2019 (Successor) was $0.4 million and $20.4 million, respectively, which is included as a component of salary and payroll taxes in the accompanying condensed consolidated and combined statements of operations. There was no share-based compensation expense for the period from January 1, 2019 to March 19, 2019 (Predecessor).

8. NONCONTROLLING INTEREST

As of December 31, 2019, the Company had a 60% controlling interest and a third party has a 40% noncontrolling interest of Medispa Limited, a Bahamian entity that is a subsidiary of the Company. The operations of MediSpa Limited relate to the delivery of non-invasive aesthetic services, provision of related services, and the sale of related products onboard passenger cruise ships and at hotel and resort spas outside the tax jurisdiction of the U.S. (Successor). On February 14, 2020, the Company purchased the 40% noncontrolling interest for $12.3 million in a combination of $10.8 million in cash and 98,753 shares of the Company’s common stock at a share price of $15.26. As a result of the transaction, the difference between the carrying value of the noncontrolling interest purchased and the consideration given was recorded as additional paid-in capital.

Total equity was adjusted during the three months ended March 31, 2020 (Successor) due to the purchase of noncontrolling interest by the Company as follows (in thousands):

Three Months Ended March 31, 2020
Decrease in noncontrolling interest	$(4,113)
Decrease in additional paid-in capital	(6,697)

9. REVENUE RECOGNITION

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

Product Revenues

Product revenues consist primarily of sales of health and wellness products, such as facial skincare, body care, hair care, orthotics and nutritional supplements to cruise ship passengers, destination resort guests and timetospa.com customers. Our Shop & Ship program provides guests the ability to buy retail products onboard and have products shipped directly to their home. Each product unit represents a separate performance obligation. Our performance obligations are satisfied, and revenue is recognized when the customer obtains control of the product, which occurs either at the point of sale for retail sales and at the time of shipping for Shop & Ship and timetospa.com product sales. The Company provides no warranty on products sold. Shipping and handling fees charged to customers are included in net sales.

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's consolidated balance sheets and was $0.6 million and $0.8 million as of March 31, 2020 and December 31, 2019, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of March 31, 2020 and December 31, 2019.

Contract Balances (in thousands)

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of March 31, 2020, and December 31, 2019, our receivables from contracts with customers were $16,128 and $30,513, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Successor		Predecessor
	Consolidated		Combined

	Three Months Ended March 31, 2020	March 20, 2019 to March 31, 2019	January 1, 2019 to March 19, 2019
Service Revenues:
Maritime	$80,814	$13,083	$81,170
Destination resorts	8,759	1,630	10,110
Total service revenues	89,573	14,713	91,280
Product revenues:
Maritime	23,387	4,078	25,794
Destination resorts	613	103	633
Timetospa.com	734	120	745
Total product revenues	24,734	4,301	27,172

Total revenues	$114,307	$19,014	$118,452

10. RELATED PARTY TRANSACTIONS

Predecessor:

The Company receives services and support from various functions performed by Parent. These expenses relate to allocations of Parent corporate overhead.

Successor:

OSW Predecessor entered into an Executive Services Agreement, concurrent with the closing of the Business Combination, with Nemo Investor Aggregator, Limited (“Nemo”), the parent company of Steiner Leisure, which became effective at the time of the closing. The agreement provides that after the closing of the Business Combination, Leonard Fluxman and Stephen Lazarus are to be made available to provide certain transition services to Nemo until December 31, 2020 in exchange for $850,000. During the three months ended March 31, 2020, the Company recorded approximately $0.2 million as a reduction of salaries and payroll taxes on the condensed consolidated statement of operations.

Predecessor and Successor:

OSW Predecessor entered into a Management Agreement, dated May 25, 2018 and amended and restated on October 25, 2018, with Bliss World LLC, an indirect subsidiary of Steiner Leisure, which became effective at the time of the closing of the Business Combination. The agreement provides that OSW Predecessor will manage the operation of nine U.S. health and wellness centers on behalf of Bliss World LLC in exchange for approximately $1.25 million in the aggregate for the year ended December 31, 2019. Subject to certain customary early termination rights, the agreement terminates, with respect to each health and wellness center, upon expiration or termination of the respective lease for each such health and wellness center. During the three months ended March 31, 2020, the Company was billed approximately $0.1 million. This amount was recorded in service revenues on the condensed consolidated statement of operations.

On August 3, 2018, the Company entered into a lease of office space in Coral Gables, Florida (the “Coral Gables Lease”) with an initial lease term of twelve years and options to renew for two periods of five years each. Additionally, on August 3, 2018, the Company entered into a sublease of the Coral Gables Lease with SMS, with an initial term of five years with an annual rent amount of approximately $480,000. During the three months ended March 31, 2020, the Company was billed approximately $0.1 million. This amount was recorded in administrative expense on the condensed consolidated statement of operations.

11. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates facilities on cruise ships and in destination resort health and wellness centers, which provide health and wellness services and sell beauty products onboard cruise ships and in destination resort health and wellness centers. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer, who is the Company’s chief operating decision maker (CODM), in determining how to allocate the Company’s resources and evaluate performance.

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Successor		Predecessor
	Three Months Ended	March 20, 2019 to	January 1, 2019
	March 31, 2020	March 31, 2019	March 19, 2019
Revenues:
U.S.	$7,336	$707	$6,008
Not connected to a country	101,672	17,012	106,886
Other	5,299	1,295	5,558
Total	$114,307	$19,014	$118,452

	As of
	March 31, 2020	December 31, 2019
Property and equipment, net:
U.S.	$8,778	$9,965
Not connected to a country	7,802	6,826
Other	5,612	5,950
Total	$22,192	$22,741

12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 (Successor), for the periods from March 20, 2019 to March 31, 2019 (Successor) and from January 1, 2019 to March 19, 2019 (Predecessor), respectively (in thousands):

	Successor				Predecessor
	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2020			Accumulated Other Comprehensive Income (Loss) for the period from January 20, 2019 to March 31, 2019 (2)	Accumulated Other Comprehensive Income (Loss) for the period from January 1, 2019 to March 19, 2019 (2)
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Foreign Currency Translation Adjustments
Accumulated other comprehensive (loss) income, beginning of the period	$(183)	$902	$719	$-	$(649)
Other comprehensive (loss) income before reclassifications	(493)	(5,955)	(6,448)	(261)	(165)
Amounts reclassified from accumulated other comprehensive loss	-	(38)	(38)	-	-
Net current period other comprehensive loss	(493)	(5,993)	(6,486)	(261)	(165)
Ending balance	$(676)	$(5,091)	$(5,767)	$(261)	$(814)
(1)	See Note 13.
(2)

For the period from January 20, 2019 to March 19, 2019 (Successor) and for the period from January 1, 2019 to February 19, 2019 (Predecessor), the only component of other comprehensive income (loss) was foreign currency translation adjustments.

13. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

The Company’s outstanding long-term debt as of March 31, 2020 (Successor) was recently originated and bears variable interest rates. As a result, the Company believes that the fair value of long-term debt as of March 31, 2020 and December 31, 2019, respectively, approximates its carrying amount. As the fair value estimate of the long-term debt, generally requires the use of a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, the Company concluded that this fair value estimate represents a Level 3 measurement in the fair value hierarchy.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2020 Using				Fair Value Measurements at December 31, 2019 Using
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$-	$	$	$	$250	$-	$250	$-
Derivative financial instruments (1)	Other non-current assets	-	-	-	-	652	-	652	-
Total Assets		-	-	-	-	902	-	902	-

Liabilities:
Derivative financial instruments (1)	Other current liabilities	-	-	1,623	-	-	-	-	-
Derivative financial instruments (1)	Other long term liabilities	-	-	3,469	-	-	-	-	-
Total Liabilities		$-	$-	$5,092	$-	$-	$-	$-	$-

(1)	Consists of an interest rate swap.

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

The Company monitors concentrations of credit risk associated with financial and other institutions with which the Company conducts significant business. Credit risk, including, but not limited to, counterparty nonperformance under derivatives, is not considered significant, as the Company primarily conducts business with large, well-established financial institutions with which the Company has established relationships, and which have credit risks acceptable to the Company. The Company does not anticipate non-performance by its counterparty. The amount of the Company’s credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position.

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of March 31, 2020 and December 31, 2019, the notional amount is $168.0 million and $173.9 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $0.2 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

Derivative	Amount of Loss Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative	Location of Gain Reclassified From Accumulated Other Comprehensive Income (Loss) into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income

	January 1, 2020 to March 31, 2020		January 1, 2020 to March 31, 2020

Interest rate swap	$(5,955)	Interest expense	$(38)
Total	$(5,955)		$(38)

Predecessor:

During the period from January 1, 2019 to March 19, 2019, the Company did not enter into or transact any derivative contracts designated as cash flows hedges.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Trade Name

(Successor):

We recognized goodwill impairment charges of $190 million for these two segment reporting units and an impairment charge of $0.7 million for the trade name during the three months ended March 31, 2020 (see Note 4). The determination of our reporting units' goodwill and trade name fair values includes numerous assumptions that are subject to various risks and uncertainties.

We applied the income approach to estimate the fair value of the reporting units. The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using the company estimate of the discount rate, or expected return, that a market participant would have required as of the valuation date. Significant assumptions in the income approach, all of which are considered Level 3 inputs, include the estimated future net annual cash flows for each reporting unit and the discount rate. The discount rates utilized to value the reporting units were approximately 14% and 12.5%, depending on the risk and uncertainty inherent in the respective reporting unit.

The trade name was valued through application of the relief from royalty method and significant assumptions are considered Level 3 inputs. Under this method, a royalty rate is applied to the revenues associated with the trade name to capture value associated with use of the name as if licensed. The resulting royalty savings are then discounted to present fair value at rates reflective of the risk and return expectations of the interests to derive its fair value as of the impairment testing date.

14. INCOME TAXES

The Company recorded an income tax expense of approximately $1.8 million, $0.7 million and $0.1 million for the three months ended March 31, 2020 (Successor), period from March 20, 2019 to March 31, 2019 (Successor) and period from January 1, 2019 to March 19, 2019 (Predecessor), respectively. For the three months ended March 31, 2020, the Company recorded a $1.9 million income tax expense relating to the establishment of a valuation allowance in jurisdictions where the Company has concluded that it is more likely than not that the deferred tax assets are not realizable.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the U.S. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. While the Company is still assessing the impact of the legislation, we do not expect there to be a material impact to our consolidated financial statements at this time.

15. SUBSEQUENT EVENTS

On April 30, 2020, we announced a definitive agreement to sell $75 million in common equity and warrants to SLL and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and members of the Company’s management and its Board of Directors. The issuance of 18.8 million common shares and five million warrants were unanimously approved by the Board of Directors of the Company. The transaction is subject to shareholder approval. Each of the Company’s management and directors who have made a commitment in the transaction have agreed to vote their existing shares in favor of the transaction. Proceeds from this investment will be used for general, corporate and working capital purposes and to pay transaction fees and expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” and in “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2019. We assume no obligation to update any of these forward-looking statements.

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Our highly trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard 175 cruise ships and at 68 destination resorts globally. With over 90% market share in the highly attractive outsourced maritime health and wellness market, we are the market leader at approximately 10x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform as well as decades-long relationships with cruise and destination resort partners. Throughout our history, our mission has been simple—helping guests look and feel their best during and after their stay.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was initially reported in Wuhan, China. Shortly thereafter, the World Health Organization declared COVID-19 to be a “Public Health Emergency of International Concern” affecting all parts of the world on a global-scale. On March 8, 2020 the U.S. Department of State issued a warning for U.S. citizens to not travel by cruise ship, and this was soon followed by stringent restrictions on international travel and immigration by the U.S. and many other countries across Asia, Europe and South America. The cruise industry in the U.S. is subject to the U.S. Centers for Disease Control and Prevention (“CDC”) No Sail Order, which was extended on April 9, 2020 to continue until the earliest of (i) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (ii) the date the Director of the CDC rescinds or modifies the No Sail Order or (iii) 100 days after the order appears on the Federal Register, which would be July 24, 2020. The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic is currently impacting global operations in the travel and hospitality industry world-wide by necessitating the closure of destination resorts, travel and hospitality services and significantly reducing demand worldwide for travel and hospitality services.

The Company has swiftly undertaken a number of proactive measures to mitigate the financial and operational impacts of COVID-19, including the following:

•	Closed all spas on ships where voyages have been cancelled;
•	Closed all U.S. Caribbean-based and Asian-based destination resort spas;
•	Repatriated 52% of all cruise ship personnel, eliminating all ongoing expenses related to these employees;
•	Continued to work with cruise line partners and governmental authorities to repatriate substantially all remaining cruise ship personnel as soon as is practical;
•	Furloughed 96% of U.S. and Caribbean-based destination resort spa personnel and 38% of corporate personnel;
•	Eliminated all non-essential operating and capital expenditures;
•	Withdrew its dividend program until further notice and deferred payment of the dividend declared on February 26, 2020 until approved by the Board of Directors;
•	Borrowed $20 million on its credit facility; and
•

Entered into a definitive agreement (“Investment Agreement”) to sell $75 million in common equity and warrants to Steiner Leisure Limited (“SLL”) and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and members of the Company’s management and its Board of Directors.

Obtaining equity financing as contemplated through the Investment Agreement is not guaranteed and is largely dependent on market conditions, cruise industry conditions, hospitality industry conditions, among other factors, together with the affirmative vote of the Company’s shareholders. The Company may be required to pursue additional sources of financing to meet its financial obligations. If we are successful implementing these plans, including the consummation of the Private Placement, management believes that the Company will be able to generate sufficient liquidity to satisfy its obligations for the next twelve months. However, we can provide no assurances we will be successful executing these plans. Further, if we do not continue to remain in compliance with covenants in our existing credit facilities, we would have to seek amendments to these covenants from our lenders or evaluate the options to cure the defaults contained in the credit agreements. However, no assurances can be made that such amendments would be approved by our lenders. If an event of default occurs, the lenders under the existing credit facilities are entitled to take various actions, including the acceleration of amounts due under the credit facilities and all actions permitted to be taken by a secured creditor, subject to customary intercreditor provisions among the first and second lien secured parties, which would have a material adverse impact to our operations and liquidity. Management cannot predict the magnitude and duration of the negative impact from the COVID-19 pandemic; new events beyond management’s control may have incrementally material adverse impact on the Company’s results of operations, financial position and liquidity. Therefore, in light of all of these factors, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date these interim financial statements are issued.

Under these unprecedented global market conditions, we are focused first and foremost on the safety of our staff and on maintaining our high state of readiness when normalized operations return.

This action plan includes cost mitigation and cash conservation levers the Company has deployed to preserve and enhance liquidity but is part of an overall plan that also contemplates additional sources of capital and liquidity. The COVID-19 pandemic has caused significant disruptions to financial markets and we cannot be certain that we will be able to access additional capital in the future on acceptable terms, or at all. See “Risk Factors—Risks Related to Liquidity”.

To date we have incurred, and expect to continue to incur, significant costs with no meaningful revenue to offset those costs until the outbreak of COVID-19 is contained. The Company anticipates significant operating expenses, administrative operating costs, and interest expense during the suspension of operations with a monthly cash burn expected to approximate $2.5 million prior to $1.1 million in monthly debt service. We may also incur additional COVID-19 related costs if we are subject to greater hygiene-related protocol in our services that are mandated by government authorities or other international authorities. In addition, the industry as whole may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement.

The COVID-19 pandemic and its consequences have reduced travel and demand for our services, which has and will continue to dramatically impact our business, operations, and financial results. We cannot presently estimate the extent to which the pandemic will impact our business, operations and financial results, which will depend on a number of factors, including the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel; and how quickly economies, travel activity, and demand for our services recovers after the pandemic subsides. We expect the negative impact of the COVID-19 pandemic to be greater in the second quarter of 2020, and materially negative in fiscal year 2020 and possible thereafter. See “Risk Factors—Risks Related to Operations”.

Our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our hotel land-based spas are dependent on the hospitality industry for their success. The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced since March 2020 in the United States and other world economies created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. The cruise industry has been significantly affected by the impact of COVID-19. It has never before experienced a complete cessation of its operations. The public concern over the outbreak of the COVID-19 pandemic, coupled with a drop in demand for international travel and leisure, restrictions on international travel and immigration has adversely affected the demand for cruises and has consequently adversely affected the results of our operations and our financial condition. In order for the cruise industry to maintain its market share in difficult economic environments, cruise lines have at times offered discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. The recurrence of the more severe aspects of these challenging economic conditions could have a material adverse effect on the cruise and hospitality industries and also could have a material adverse effect on our results of operations and financial condition for 2019 and thereafter.

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew almost all of our cruise line agreements that expired or were scheduled to expire. Recently, we signed an agreement with Celebrity Cruises as the exclusive operator of health and wellness centers on Celebrity’s entire fleet, increasing the Celebrity vessels on which we operated in 2020 by nine, extended our current agreement with Norwegian Cruise Lines through 2024, won a contract with the new lifestyle brand Virgin Voyages to operate the spa and wellness offerings onboard the first three Virgin vessels, planned to launch in 2020, 2021 and 2022, and entered into an amended agreement with P&O Cruise to extend our operations on P&O’s vessels for the next five years.

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

We have combined the results of the successor entity, OneSpaWorld Holdings Limited, for the period from March 20, 2019 to March 31, 2019 with the results of OSW Predecessor for the period from January 1, 2019 to March 19, 2019 (the “ 2019 Combined Period ”) in the following table which sets forth the above key performance indicators for the periods presented:

	As of and for the three months ended March 31,
	2020	2019 Combined Period
Average Ship Count (1)	134	160
Period End Ship Count	175	163
Average Weekly Revenue Per Ship	$59,718	$60,452
Average Revenue Per Shipboard Staff Per Day	$454	$468
Average Resort Count (2)	61	68
Period End Resort Count	68	69
Average Weekly Revenue Per Resort	$11,653	$13,601

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

Salary and payroll taxes. Salary and payroll taxes are comprised of employee expenses associated with corporate and administrative functions that support our business, including fees for employee salaries, bonuses, payroll taxes, pension/401K, stock-based awards and other employee costs.

Amortization of intangible assets. Amortization of intangible assets are comprised of the amortization of intangible assets with definite useful lives (e.g. retail concession agreements, destination resort agreements, licensing agreements) and amortization expenses associated with the 2015 and 2019 Transactions.

Goodwill and trade name impairment charges. Goodwill and trade name impairment charges is comprised of impairments to both goodwill and intangibles as a result of the effect of COVID-19 on the Company’s expected future operating cash flows.

Other income (expense), net. Other income (expense) consists of royalty income, interest income, interest expense and minority interest expense.

Provision for income taxes. Provision for income taxes includes current and deferred federal income tax expenses, as well as state and local income taxes. See “—Critical Accounting Policies—Income Taxes” included in our 2019 10-K.

Net income. Net income consists of income from operations less other income (expense) and provision for income taxes.

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, but not limited to:

•

COVID-19 has had, and is expected to continue to have, a significant impact on our revenues, financial condition, operations and liquidity. The current and uncertain future impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlook, plans, growth, cash flows, liquidity, and stock price.

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

	Successor				Predecessor
	Three Months Ended March 31, 2020	% of Total Revenue	March 20, 2019 to March 31, 2019	% of Total Revenue	January 1, 2019 to March 19, 2019	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$89,573	78%	$14,713	77%	$91,280	77%
Product revenues	24,734	22%	4,301	23%	27,172	23%
Total revenues	114,307	100%	19,014	100%	118,452	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	80,579	70%	12,386	65%	76,836	65%
Cost of products	22,136	19%	3,590	19%	23,957	20%
Administrative	4,583	4%	2,517	13%	2,498	2%
Salary and payroll taxes	5,172	5%	21,215	112%	29,349	25%
Amortization of intangible assets	4,206	4%	582	3%	755	1%
Goodwill and trade name impairment charges	190,777	167%	—	0%	—	0%
Total cost of revenues and operating expenses	307,453	269%	40,290	212%	133,395	113%
(Loss) income from operations	(193,146)	-169%	(21,276)	-112%	(14,943)	-13%
OTHER INCOME (EXPENSE), NET:
Interest expense	(3,743)	-3%	(557)	-3%	(6,316)	-5%
Loss on extinguishment of debt	—	—	—	0%	(3,413)	-3%
Total other income (expense), net	(3,743)	-3%	(557)	-3%	(9,729)	-8%
(Loss) income before provision for income taxes	(196,889)	-172%	(21,833)	-115%	(24,672)	-21%
PROVISION FOR INCOME TAXES	1,773	2%	746	4%	109	0%
Net loss	(198,662)	-174%	(22,579)	-119%	(24,781)	-21%
Net income attributable to noncontrolling interest	—	—	104	1%	678	1%
Net (loss) income attributable to OneSpaWorld and Parent, respectively	$(198,662)	-174%	$(22,683)	-119%	$(25,459)	-21%
Loss per share (Note 2):
Basic and diluted loss per share	$(3.25)		$(0.37)
Basic and diluted weighted average shares outstanding	61,169,317		61,118,298

Comparison of Results for the three months ended March 31, 2020 and the periods from March 20, 2019 to March 31, 2019, January 1, 2019 to March 19, 2019

Revenues. Revenues for the three months ended March 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $114.3 million, $19.0 million and $118.5 million, respectively. The 2020 decrease was driven by the impact of the Global COVID-19 pandemic which resulted in cancelled voyages and closed destination resort health and wealth centers which caused a loss of revenue of approximately $35 million.  This decrease was partially offset by 12 incremental net new shipboard health and wellness centers added to the fleet of cruise line partners.

The break-down of revenue growth between service and product revenues was as follows:

•	Service revenues. Service Revenues for the three months ended March 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $89.6 million, $14.7 million and $91.2 million, respectively.
•	Product revenues. Product Revenues for the three months ended March 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $24.7 million, $4.3 million and $27.2 million, respectively.

The productivity of shipboard health and wellness centers decreased for the three months ended March 31, 2020 as compared to the 2019 Combined Period as evidenced by a decrease in both average weekly revenues and revenues per shipboard staff per day. Average weekly revenues decreased by 1% to $59,718 for the three months ended March 31, 2020, from $60,452 for the 2019 Combined Period and revenues per shipboard staff per day decreased by 2% over the same time period. We had an average of 2,517 shipboard staff members in service the three months ended March 31, 2020 compared to an average of 2,949 shipboard staff members in service for the 2019 Combined Period. The productivity of destination resort health and wellness centers, measured by average weekly revenues, decreased from 14% to $11,653 for the three months ended March 31, 2020, from $13,601 for the 2019 Combined Period. The aforementioned decreases are a result of COVID-19.

Cost of services. Cost of services as a percentage of service revenues for the three months ended March 31, 2020, Successor 2019 Period and Predecessor 2019 Period were 90.0%, 84.2% and 84.2%, respectively.

Cost of products. Cost of products as a percentage of product revenues for the three months ended March 31, 2020, Successor 2019 Period and Predecessor 2019 Period were 89.5%, 83.5% and 88.2%, respectively.

Administrative. Administrative expenses for the three months ended March 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $4.6 million, $2.5 million and $2.5 million, respectively. The Successor 2019 Period had expenses incurred in connection with the Business Combination.

Salary and payroll taxes. Salary and payroll taxes for the three months ended March 31, 2020, Successor 2019 Period and Predecessor were $5.2 million, $21.2 million, $29.3 million, respectively. The three months ended March 31, 2020 had increased headcount to support the Company’s operations as a new publicly traded company. The Successor 2019 Period had expenses related to stock compensation of $20.4 million related to stock options that fully vested upon grant to certain directors and executives. The Predecessor 2019 Period had change in control payments of $26.3 million pursuant to agreements entered into in 2016 that were earned upon consummation of the Business Combination for services rendered prior to the Business Combination.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $4.2 million, $0.6 million and $0.8 million, respectively. Amortization expense in three months ended March 31, 2020 and the 2019 Successor Period reflects the new basis of intangible assets identified in the 2019 Transaction.

Goodwill and trade name impairment charges. Goodwill and trade name impairment charges for the three months ended March 31, 2020 was $190.8 million. This was comprised of goodwill and trade name impairment charges of $190.1 million and $0.7 million, respectively.

Other income (expense), net. Other income (expense) for the three months ended March 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $3.7 million, $0.6 million, and $9.7 million, respectively. The 2019 Predecessor Period included extinguishment of debt associated with the payoff of the pre-existing debt by the Parent of the Company’s predecessor.

Provision for income taxes. Provision for income taxes for the three months ended March 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $1.8 million, $0.7 million, and $0.1 million, respectively. The three months ended March 31, 2020 period included a $1.7 million increase in valuation allowance related to the Company’s beginning-of-year deferred tax assets that are not realizable.  The Successor 2019 Period includes stock-based compensation that is expected to be non-deductible for income tax purposes.

Net loss. Net loss for the three months ended March 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $(198.7) million, $(22.6) million, and $(24.8) million, respectively. The three months ended March 31, 2020 included the Goodwill and trade name impairment charges of $190.8 million. The Successor 2019 Period had expenses related to stock-based compensation of $20.4 million. The Predecessor 2019 Period had change in control payments of $26.3 million earned upon consummation of the Business Combination.

Liquidity and Capital Resources

Overview

The regional and global outbreak of COVID-19 has negatively impacted and will continue to have a material negative impact on the Company’s operations. Cruise cancellations and hotel closures have adversely impacted the Company’s revenues, the ability to provide services, and our operating results. The temporary closing of the Company’s global spa operations has had a materially adverse impact on cash flows from operations and liquidity. As a result, it is probable that we will be unable to comply with certain covenants in our existing line of credit if we do not take further actions. The Company’s liquidity and operating results may be negatively impacted if cruise and hospitality industries do not resume normal operations.

The full extent to which COVID-19 will impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact. As a consequence, the Company cannot estimate the impact on the business, or near- or longer-term financial or operational results with reasonable certainty, but we expect the second quarter of 2020 and results of operations and cash flows from operations for the remainder of 2020 to be severely negatively impacted.

In light of the cruise industry’s response to the Global COVID-19 pandemic and the No Sail Order issued by the CDC, the Company is taking steps to mitigate the adverse impact of the pandemic, which have included, but are not limited to:

•	Closed all spas on ships where voyages have been cancelled;
•	Closed all U.S. Caribbean-based and Asian-based destination resort spas;
•	Repatriated 52% of all cruise ship personnel, eliminating all ongoing expenses related to these employees;
•	Continued to work with cruise line partners and governmental authorities to repatriate substantially all remaining cruise ship personnel as soon as is practical;
•	Furloughed 96% of U.S. and Caribbean-based destination resort spa personnel and 38% of corporate personnel;
•	Eliminated all non-essential operating and capital expenditures;
•	Withdrew its dividend program until further notice and deferred payment of the dividend declared on February 26, 2020 until approved by the Board of Directors;
•	Borrowed $20 million on our credit facility; and
•

Entered into a definitive agreement (“Investment Agreement”) to sell $75 million in common equity and warrants to Steiner Leisure Limited (“SLL”) and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and members of the Company’s management and its Board of Directors (See Note 15). Proceeds from the Investment Agreement will be used to fund our operations and to repay a portion of the revolving credit facility, avoiding an event of default.

Obtaining equity financing as contemplated through the Investment Agreement is not guaranteed and is largely dependent on market conditions, cruise industry conditions, hospitality industry conditions, among other factors, together with the affirmative vote of the Company’s shareholders. The Company may be required to pursue additional sources of financing to meet its financial obligations. If we are successful implementing these plans, including the consummation of the Private Placement, management believes that the Company will be able to generate sufficient liquidity to satisfy its obligations for the next twelve months. However, we can provide no assurances we will be successful executing these plans. Further, if we do not continue to remain in compliance with covenants in our existing credit facilities, we would have to seek amendments to these covenants from our lenders or evaluate the options to cure the defaults contained in the credit agreements. However, no assurances can be made that such amendments would be approved by our lenders. If an event of default occurs, the lenders under the existing credit facilities are entitled to take various actions, including the acceleration of amounts due under the credit facilities and all actions permitted to be taken by a secured creditor, subject to customary intercreditor provisions among the first and second lien secured parties, which would have a material adverse impact to our operations and liquidity. Management cannot predict the magnitude and duration of the negative impact from the COVID-19 pandemic; new events beyond management’s control may have incrementally material adverse impact on the Company’s results of operations, financial position and liquidity. Therefore, in light of all of these factors, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date these interim financial statements are issued.

We have historically funded our operations with cash flow from operations, except with respect to certain expenses and operating costs that had been paid by Steiner Leisure on our behalf prior to the Business Combination, and, when needed, with borrowings under our Line of Credit. Prior to the Business Combination, Steiner Leisure had paid on our behalf expenses associated with the allocation of Parent corporate overhead and costs associated with the purchase of products from related parties and forgiven by Steiner Leisure. Historical operating cash flows for the periods prior to the Business Combination exclude OSW Predecessor’s expenses and operating costs paid by Steiner Leisure on our behalf. Consequently, our combined historical cash flows may not be indicative of cash flows had we been a separate stand-alone entity, or of our future cash flows.

Our principal uses for liquidity had been distributions to Steiner Leisure, debt service and working capital prior to the Business Combination. Subsequent to the Business Combination, our principal uses for liquidity have been funding of our operations.

Impact of Corona Virus (COVID-19), Liquidity and Management’s Plans

On January 30, 2020, the World Health Organization declared COVID-19 a “Public Health Emergency of International Concern,” and on March 10, 2020, declared COVID-19 a pandemic. The regional and global outbreak of COVID-19 has negatively impacted and will continue to have a material negative impact on the Company’s operations. The cruise industry in the U.S. is subject to the U.S. Centers for Disease Control and Prevention (“CDC”) No Sail Order, which was extended on April 9, 2020 to continue until the earliest of (i) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (ii) the date the Director of the CDC rescinds or modifies the No Sail Order or (iii) 100 days after the order appears on the Federal Register, which would be July 24, 2020.

Cruise cancellations and hotel closures resulting in the closure of our onboard and resort spa operations have materially adversely impacted the Company’s operations, financial results and liquidity. On April 30, 2020, the Company announced the definitive agreement to sell $75 million in common equity and warrants to Steiner Leisure Limited (“SLL”) and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and members of OSW management and its Board of Directors. (the “Private Placement”).  The consummation of this Private Placement is subject to a vote of the Company’s shareholders, which is scheduled to occur on June 10, 2020.  If we do not consummate this Private Placement and cannot secure an adequate capital infusion by another means, or cannot amend our credit facilities, it is likely that we will be unable to comply with certain covenants in our existing credit facilities. The Company’s liquidity and operating results will continue to be negatively impacted until cruise and resort industries resume historically normalized operations.

Cash Flows

The following table presents operations for the three months ended March 31, 2020, Successor 2019 Period and Predecessor 2019 period, which relate to the period preceding and the period succeeding the 2019 Transaction, respectively. References to the “Successor 2019 Period” refer to the period from March 20, 2019 to March 31, 2019 and references to the “Predecessor 2019 Period” refer to the period from January 1, 2019 to March 19, 2019.

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2020	March 20, 2019 to March 31, 2019	January 1, 2019 to March 19, 2019

Net loss	$(198,662)	$(22,579)	$(24,781)
Depreciation & amortization	6,212	854	1,989
Amortization of deferred financing costs	256	29	213
Goodwill and trade name impairment charges	190,777	—	—
Stock-based compensation	426	20,371	—
Provision for doubtful accounts	—	—	8
Loss on extinguishment of debt	—	—
Change in working capital	5,294	(25,158)	26,304
Cash Flow (Used in) from Operating Activities	4,303	(26,483)	3,733
Capital expenditures	(1,464)	—	(517)
Acquisition of OSW Predecessor	—	(670,039)	—
Cash Flow Used in Investing Activities	(1,464)	(670,039)	(517)
Proceeds from issuance of common shares	—	122,499	—
Cash contribution from Haymaker	—	349,390	—
Proceeds from the term loan facilities	20,000	245,900	—
Payment of deferred financing costs	—	(6,492)	—
Reacquisition of public warrants	(879)	—	—
Net Distributions to Parent	—	—	(4,262)
Cash paid to acquire noncontrolling interest	(10,810)	—	—
Distribution to noncontrolling interest	(4,011)	—	(267)
Cash Flow from Financing Activities	4,300	711,297	(4,529)
Effect of exchange rates	(485)	(280)	649
Net Increase (Decrease) in Cash and Cash Equivalents	$6,654	$14,495	$(664)

Comparison of Results for the three months ended March 31, 2020, the periods from March 20, 2019 to March 31, 2019 and January 1, 2019 to March 19, 2019

Operating activities. Our net cash provided by (used in) operating activities for three months ended March 31, 2020, the Successor 2019 Period and the Predecessor 2019 Period were $4.3 million, $(26.5) million and $3.7 million, respectively. In the Successor 2019 Period, the Company made the change of control payments of $26.3 million payable upon consummation of the Business Combination.

Investing activities. Our net cash used in investing activities for three months ended March 31, 2020, the Successor 2019 Period and the Predecessor 2019 Period were $(1.5) million, $(670.0) million and $0.5 million, respectively. In the Successor 2019 Period, net payments of $805.2 million for acquisition of OSW Predecessor were completed.

Financing activities. Our net cash provided by (used in) financing activities for three months ended March 31, 2020, the Successor 2019 Period and the Predecessor 2019 Period were $4.3 million, $711.3 million and $(4.5) million, respectively. On February 14, 2020, the Company purchased the 40% noncontrolling interest of Medispa Limited for $12.3 million in a combination of $10.8 million in cash and 98,753 shares of the Company’s common stock at a share price of $15.26. Also, for three months ended March 31, 2020, the Company borrowed the $20 million available under the First Lien Revolving Facility due to COVID-19. In the Successor 2019 Period, financing activities of $122.5 million, $349.4 million and $239.4 million related to proceeds from the issuance of common shares, Haymaker cash contributions, and proceeds related to the term loan and revolver facilities, net of repayments, respectively, were undertaken in connection with the Business Combination.

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

Contractual Obligations

As of March 31, 2020, our future contractual obligations have not changed significantly from the amounts included within our 2019 10-K.

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

Our critical accounting policies are included in our 2019 10-K. We believe that there have been no significant changes during the three months ended March 31, 2020 to the critical accounting policies disclosed in our 2019 10-K.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements described below, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Economic Conditions

The COVID-19 pandemic and its consequences have reduced travel and demand for our services, which has and will continue to dramatically impact our business, operations, and financial results. We cannot presently estimate the extent to which the pandemic will impact our business, operations and financial results, which will depend on a number of factors, including the duration and magnitude of such effects, and numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic conditions, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel; and how quickly economies, travel activity, and demand for our services recovers after the pandemic subsides.

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation, global health epidemics/pandemics and customer preferences. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent. Such a slowdown has adversely affected our results of operations and financial condition in certain prior years, and the recent coronavirus outbreak has negatively impacted our results of operations and financial condition during the first quarter of 2020, the full effect of which impact is currently unknown. Recurrence of the more severe aspects of the recent adverse economic conditions, including further escalation of the coronavirus outbreak, as well as periods of fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Weakness in the U.S. dollar compared to the U.K. pound sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report, we may issue “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act ”). These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We attempt, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “forecast,” “future,” “intend,” “plan,” “estimate” and similar expressions of future intent or the negative of such terms.

Such forward-looking statements include, but are not limited to, statements regarding:

•	the impact of COVID-19 on the Company’s business, operations, and financial condition, including cash flows and liquidity;
•

the demand for the Company’s services together with the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors or changes in the business environment in which the Company operates;

•	changes in consumer preferences or the market for the Company’s services;
•	changes in applicable laws or regulations;
•	the availability of competition for opportunities for expansion of the Company’s business;
•	difficulties of managing growth profitably;
•	the loss of one or more members of the Company’s management team;
•	changes in the market for the products we offer for sale;
•	the impact of the coronavirus on our results of operations and liquidity for the foreseeable future;
•	other risks and uncertainties included from time to time in the Company’s reports (including all amendments to those reports) filed with the U.S. Securities and Exchange Commission;
•	other risks and uncertainties indicated in our 2019 10-K, including those set forth under the section entitled “Risk Factors”; and
•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These risks and other risks are detailed in our 2019 10-K filed with the Securities and Exchange Commission. That report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these risks. For a discussion of the risks involved in our business and investing in our common shares, see the section entitled “Risk Factors” In our 2019 10-K.

These risks are based on information available as of the date of this report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The following risk factors are provided to update the risk factors of the Company previously disclosed in periodic reports filed with the SEC, including the Company’s 2019 10-K.

COVID-19 has had, and is expected to continue to have, a significant impact on our financial condition, operations and liquidity. The current and uncertain future impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel (including on cruises), is expected to continue to impact our results, operations, outlook, plans, growth, cash flows, liquidity, and stock price.

In December 2019, a novel strain of coronavirus (“COVID-19”) was initially reported in Wuhan, China. Shortly thereafter, the World Health Organization declared COVID-19 to be a “Public Health Emergency of International Concern” affecting all parts of the world on a global-scale. On March 8, 2020 the U.S. Department of State issued a warning for US citizens to not travel by cruise ship, and this was soon followed by stringent restrictions on international travel and immigration by the U.S. and many other countries across Asia, Europe and South America. The cruise industry in the U.S. is subject to the U.S. Centers for Disease Control and Prevention (“CDC”) No Sail Order, which was extended on April 9, 2020 to continue until the earliest of (i) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (ii) the date the Director of the CDC rescinds or modifies the No Sail Order or (iii) 100 days after the order appears on the Federal Register, which would be July 24, 2020. The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic is currently impacting global operations in the travel and hospitality industry worldwide by necessitating the closure of health and wellness centers and destination resorts, and significantly reducing demand worldwide for travel and hospitality services.

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

Risks Related to Operations: Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform as well as decades-long relationships with cruise and destination resort partners. Due to the impact of COVID-19, we have taken prudently aggressive actions to eliminate or defer all nonessential operating costs and capital investment and increase our financial flexibility, including closing all spas on cruise ships where voyages have been cancelled, closing all U.S., Caribbean based and Asian based destination resort spas. Additionally, we have increased financial flexibility by securing and reallocating capital resources, including: (i) repatriating 47% of all cruise ship personnel, (ii) continuing to work with cruise line partners and governmental authorities to repatriate substantially all remaining cruise ship personnel as soon as practical, (iii) furloughing 96% of US and Caribbean based destination resort spa personnel and 38% of corporate personnel (iv) eliminating all non-essential operating and capital expenditures, (v) withdrawing the Company dividend program until further notice and (iv) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors. Such steps, and further changes we may make in the future to reduce costs for us, may negatively impact guest loyalty, customer preferences, or our ability to attract and retain employees, destination resort partners or investors, and our reputation and market share may suffer as a result. For example, if our furloughed spa personnel do not return to work with us when the COVID-19 pandemic subsides and voyages resume and resorts reopen, including because they find new jobs during the period of furlough, we may experience operational challenges that impact guest loyalty, consumer preference, and our market share, which could limit our ability to grow and expand our business and could reduce our profits. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans. In addition, cruise lines and/or destination resorts may demand concessions from us once they reopen.

Risks Related to Financial Condition: The COVID-19 pandemic and its consequences have virtually eliminated travel and substantially reduced demand for future cruises and resort stays and, therefore, demand for our services and products, which has materially adversely impacted and is expected to continue to materially adversely impact our business, operations, financial results and liquidity. We cannot presently estimate the extent to which the pandemic will impact our business, operations, financial results and liquidity, which will depend on a number of factors, including the duration and magnitude of such effects, and numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and cruises; and how quickly economies, travel and cruise activity, and demand for our services recovers after the pandemic subsides. We expect the negative impact of the COVID-19 pandemic to be greater in the second quarter of 2020, and materially negative in fiscal year 2020 and possibly thereafter.

Risks Related to Expenses: To date we have incurred, and expect to continue to incur, significant costs. The Company anticipates significant ongoing operating expenses, administrative operating costs, and interest expense during the suspension of operations, with monthly cash burn expected to approximate $2.5 million prior to $1.1 million in monthly debt service. We may also incur additional COVID-19 related costs if we are subject to greater hygiene-related protocol in our services that are mandated by government authorities or other international authorities. In addition, the industry as whole may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement. COVID-19 may also cause us to incur additional unforeseen expenses. For example, depending on the length of the furloughs of our spa personnel, we may need to make severance payments to some of our furloughed spa personnel, even if we intend to have them return to work in the future. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we will be eligible to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or sufficiently mitigating the impacts of COVID-19.

Risks Related to Liquidity: Our funding prospects may be harmed by the impact of COVID-19. COVID-19 has caused heightened volatility and disruptions in the global credit and financial markets, and this may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, and insurance contracts. Additionally, the outbreak of COVID-19 may have adverse negative impacts on restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements. During the three months ended March 31, 2020, we drew down the full amount of $20 million under our revolving credit facility. On April 30, 2020, the Company announced a definitive agreement to sell $75 million in common equity and warrants to SLL and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and certain members of OSW management and its Board of Directors. The transaction is subject to shareholder approval, and there can be no assurance that the transaction will be approved. Each of the Company’s management and directors who have made a commitment in the transaction have agreed to vote their existing shares in favor of the transaction. Under the agreement, the $75 million invested in OneSpaWorld will be in the form of common shares and warrants of the Company. Proceeds from the investment will be used for general, corporate and working capital purposes and to pay transaction fees and expenses. Following the completion of this investment, the Company expects to have the resources available to maintain limited operations for more than 24 months with monthly cash burn expected to approximate $2.5 million prior to $1.1 million in monthly debt service. With this capital raise, the Company expects to remain in compliance with its loan agreements for the foreseeable future. If the transaction is not approved, there can be no assurance that we will be able to secure alternate financing in order to remain in compliance with our loan covenants. Further, the investment provides additional resources to develop innovation in its service offerings and wellness experiences, as well as additional support to quickly allow the Company to resume operations and fully capitalize on its market share position and growth opportunities, driven by the many advantages of its business model, when conditions warrant. However, we cannot assure you that our assumptions to estimate our liquidity requirements will be correct because we have never previously experienced a complete cessation of our operations. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a result of the other risks described herein, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the travel and hospitality industry as a whole. As a result of COVID-19, some credit agencies may downgrade our credit ratings in the future. If our credit ratings are downgraded in the future, or if general market conditions were to ascribe a higher risk to our credit rating levels, our industry, or our company, our access to capital and the cost of debt financing will be further negatively impacted. The interest rate we pay on many of our existing debt instruments is affected by our credit ratings. Accordingly, a downgrade may cause our cost of borrowing to further increase. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Further, there is no guarantee that debt financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets is expected to adversely impact our ability to raise funds through equity financings.

Risks Related to Growth: Our growth has been and may continue to be materially harmed by COVID-19. The impact of COVID-19 could cause a global recession, which would have a further adverse impact on our financial condition and operations. In past recessions, demand for our services has been significantly negatively impacted. Current economic forecasts for significant increases in unemployment in the U.S. and other regions due to the adoption of social distancing and other policies to slow the spread of the virus is likely to have a negative impact on booking demand once our operations resume, and these impacts could exist for an extensive period of time. Our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our hotel land-based spas are dependent on the hospitality industry for their success. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. A drastic reduction in, or restrictions on, airline services and travel and immigration related restrictions due to the impacts of COVID-19 has adversely affected our growth and may in the future materially adversely affect our growth.

We Depend on Our Agreements with Cruise Lines and Destination Resort Health and Wellness Centers; if These Agreements Terminate, Our Business Will Be Harmed

The COVID-19 pandemic has upended global operations in the travel and hospitality industry world-wide by necessitating the cancellation of voyages and the closure of health and wellness centers, destination resorts and travel and hospitality services and significantly reducing demand worldwide for travel and hospitality services. The cruise industry in the U.S. is subject to the U.S. Centers for Disease Control and Prevention (“CDC”) No Sail Order, which was extended on April 9, 2020 to continue until the earliest of (i) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (ii) the date the Director of the CDC rescinds or modifies the No Sail Order or (iii) 100 days after the order appears on the Federal Register, which would be July 24, 2020. In addition, all of the Company’s U.S, Caribbean-based and Asian-based destination resort spas have been temporarily closed.

A significant portion of our revenues are generated from our cruise ship health and wellness operations, which have been adversely impacted by the outbreak of COVID-19. In light of the current market conditions and the other impacts caused by COVID-19, these agreements, as well as our other cruise line agreements, may not be renewed after their expiration date on similar terms or at all. Any renewals may cause further reductions in our margins as the amounts we pay to cruise lines and land-based venues may increase upon entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. Termination or nonrenewal of cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our results of operations and financial condition. Some of our land-based resort health and wellness center agreements also provide for termination with limited advance notice under certain circumstances.

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in recent years, and this trend may continue. Also, some cruise lines have ceased operating and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, all of which currently are our customers, dominate the cruise industry. Because of the impacts of COVID-19, we have ceased operations on these cruise companies, which has and will continue to materially adversely affect our results of operations and financial condition.

We Depend on the Cruise Industry and Their Risks Are Risks to Us

The cruise industry has been significantly affected by the impact of COVID-1; it has never before experienced a complete cessation of its operations. The public concern over the outbreak of the COVID-19 pandemic, coupled with a drop in demand for international travel and leisure, restrictions on international travel and immigration has adversely affected the demand for cruises and has consequently adversely affected our results of operations and financial condition. In addition, COVID-19 may cause some cruise lines to declare bankruptcy or cause their lenders to declare a default, accelerate the related debt, or foreclose on collateral. Such bankruptcies, accelerations or foreclosures could, in some cases, result in the termination of our agreements with them and eliminate our anticipated income and cash flows, which could negatively affect our results of operations. Cruise lines in bankruptcy may not have sufficient assets to pay us termination fees, other unpaid fees or reimbursements we are owed under their agreements with us. Even if some cruise lines do not declare bankruptcy, they may be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all, which would adversely affect our revenues and liquidity. We cannot predict the impact COVID-19 will have on cruise ships. We may be adversely impacted as a result of the adverse impact cruise lines suffer.

Cruise lines compete for consumer disposable leisure time dollars with virtually all other vacation alternatives. Demand for cruises is dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Economic changes such as unemployment, economic uncertainty, and the threat of a global recession reduce disposable income or consumer confidence in the countries from which our cruise line partners source their passengers and have affected the demand for vacations, including cruise vacations, which are discretionary purchases.

Despite the general historic trend of growth in the volume of cruise passengers prior to the outbreak of COVID-19, the impacts related to COVID-19 may have a material adverse effect on the number of future cruise passengers once voyages resume. A future resurgence of COVID-19, or the outbreak of another pandemic, could cause a cessation of cruise operations again, even after voyages resume. A significant decrease in future passenger volume may have a material adverse effect on our results of operations and financial condition.

Prior to the outbreak of COVID-19, a continuing industry trend reported by CLIA was the growing number of passengers sourced from outside North America. We believe that non-North American passengers spend less on our services and products than North American passengers. Other recent trends are those of certain cruise lines reducing the number of cruises to certain long-standing destinations and replacing them with alternative exotic destinations, as well as extending the length of voyages. When the cruise industry resumes operations after a containment of the COVID-19 pandemic, a number of such replacements and extensions could result in cruises producing lower revenues than they produced in prior years. The continuation of these trends in a post-COVID-19 cruise industry could materially adversely affect the results of our shipboard health and wellness operations.

A significant portion of the cruise industry’s growth is expected to come from expansion of markets outside of our core North American market. Our health and wellness centers on ships operating in the North American market are our best performing centers, and there can be no assurance that we will be able to generate the same revenue performance in non-North American markets. Additionally, our cruise partners dictate the itineraries and geographies where their ships sail, and they may change itineraries to be less favorable to our revenue performance.

Accidents and other incidents involving cruise ships can materially adversely affect the cruise industry, as well as our results of operations and financial condition. Among other things, accidents reduce our revenues and increase the costs of our maritime-related insurance. In addition, accidents can adversely affect consumer demand for cruise vacations.

Other risks to the cruise industry include unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, and restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and increases in fuel costs, all of which can materially adversely impact the cruise industry. For example, in the past, hurricanes have caused the withdrawal of ships that we served from service for use in hurricane relief efforts, as well as the temporary closing of cruise ports and the destruction of facilities. A number of cruise ships have experienced outbreaks of illnesses such as norovirus, E.coli, measles and COVID-19 that have affected, at times, hundreds of passengers on a ship.

Severe weather conditions, both at sea and at ports of embarkation, also could adversely affect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. A drastic reduction in airline services and travel and immigration related restrictions due to the impacts of COVID-19 have adversely affected us. In addition, any strikes or other disruptions of airline service, including those that could follow terrorist attacks or armed hostilities, could adversely affect the ability of cruise passengers or our shipboard staff to reach their ports of embarkation, or could cause cancellation of cruises.

Cruise ships have increasingly had itineraries which provide for the ships to be in port during cruises. When cruise ships are in port, our revenues are adversely affected. Cruise ships periodically go into dry-dock for routine maintenance, repairs and refurbishment for periods ranging from one to three weeks. Cruise ships also may be taken out of service unexpectedly for non-routine maintenance and repairs as a result of damage from an accident or otherwise, such as the Carnival Triumph, Oasis of the Seas, and Costa Smeralda incidents. A ship also may go out of service with respect to us if it is transferred to a cruise line we do not serve or if it is retired from service. While we attempt to plan appropriately for the scheduled removal from service of ships we serve, unexpected removals from service of ships we serve can hamper the efficient distribution of our shipboard personnel, in addition to causing unexpected reductions in our shipboard revenues.

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

Increased Costs Could Adversely Impact our Financial Results

To date we have incurred, and expect to continue to incur, significant costs until the outbreak of COVID-19 is contained. We anticipate significant ongoing operating expenses, administrative operating costs, and interest expense during the suspension of operations, with monthly cash burn expected to approximate $2.5 million prior to $1.1 million in monthly debt service. We may also incur additional COVID-19 related costs if we are subject to greater hygiene-related protocol in our services that are mandated by government authorities or other international authorities. In addition, the industry as a whole may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our global fleet cruise operations.

In addition to the adverse effects described above, periods of higher fuel costs in the future can adversely affect us directly. We depend on commercial airlines for the transportation of our shipboard employees to and from the ships we serve and, as a result, we pay for a relatively large number of flights for these employees each year. During times of higher fuel costs, such as those experienced in certain prior years, airfares, including those applicable to the transportation of our employees, have been increased by the airlines we have utilized. Additionally, increased fuel costs could also add to the costs of delivery of our products to the ships we serve and other destinations in the future. Higher fuel charges also increase the cost to consumers of transportation to cruise ship destination ports and to venues where we operate our destination resort health and wellness centers and also increase the cost of utilities at our destination resort health and wellness centers. Periods of increasing fuel costs would likely cause these transportation costs to correspondingly increase. Extended periods of increased airfares could adversely impact our results of operations and financial condition.

The currently existing restrictions on air travel and immigration due to the impacts of COVID-19, coupled with government mandated social-distancing norms, could increase transportation costs in the future.

Increases in prices of other commodities utilized by us in our business could adversely affect us. For example, in certain prior years, as a result of increases in the cost of cotton, the cost to us of linens and uniforms utilized in our operations has increased. Our land-based health and wellness operations also have experienced an increase in the cost of electrical utilities. A continuing increase in these costs or similar costs applicable to our operations could adversely impact our results of operations and financial conditions. Increases in minimum wage obligations in jurisdictions where we employ personnel have also affected us directly and could adversely impact our results of operation and financial condition.

We Depend on Our Key Officers and Qualified Employees

In order to mitigate the impacts of the COVID-19 outbreak, we have repatriated 52% of all cruise ship personnel, continued to work with cruise line partners and governmental authorities to repatriate substantially all remaining cruise ship personnel as soon as is practical, and furloughed 96% of US and Caribbean based destination resort spa personnel and 38% of corporate personnel. The risk of exposure to COVID-19 remains a concern for the remaining cruise ship personnel that have not yet been able to be repatriated. Our ability to mitigate the impacts of COVID-19 will depend to a significant extent on our senior executive officers, including Leonard Fluxman, our Executive Chairman, Glenn Fusfield, our Chief Executive Officer and President, and Stephen Lazarus, our Chief Financial Officer and Chief Operating Officer. The loss of the services of any of these persons or other key management personnel, due to illness or otherwise, especially during the outbreak of a pandemic such as COVID-19, could have a material adverse effect on our business. Our future success after the pandemic subsides is dependent on our ability to recruit and retain personnel qualified to perform our services. Shipboard employees typically are employed pursuant to agreements with terms of nine months. Our land-based health and wellness employees generally are employed without contracts, on an at-will basis. Other providers of shipboard health and wellness services compete with us for shipboard personnel. We also compete with destination resort health and wellness centers and other employers for our shipboard and land-based health and wellness personnel. After the effects of COVID-19 are controlled, and after we resume our operations, we may not be able to assemble a sufficient number of employees possessing the requisite training and skills necessary to conduct our business. Our inability to attract a sufficient number of qualified personnel in the future to provide our services and products could adversely impact our results of operations and financial condition. In addition, due to the impacts of COVID-19, immigration approval processes in the United States have experienced severe backlog and may in the future proceed at a slower pace than previously had been the case. Since many of our shipboard employees are not United States citizens, exacerbation of this trend of immigration restrictions caused by COVID-19 could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

Almost all of our shipboard personnel come from jurisdictions outside the United States. Due to the restrictions on international travel and immigration caused by COVID-19, our ability to obtain non-United States shipboard employees in the future will be subject to regulations in certain countries from which we source a number of our employees and, in the case of one country, control by an employment company that acts on behalf of employees and potential employees from that country. In addition, in that country, we are required to deal with local employment companies to facilitate the hiring of employees. Our ability to obtain shipboard employees from those countries on economic terms that are acceptable to us may be hampered by evolving regulatory requirements, restrictions on travel and immigration caused by COVID-19 and/or our inability to enter into an acceptable agreement with the applicable local employment company.

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

The Success of Health and Wellness Centers Depends on the Hospitality Industry

We are dependent on the hospitality industry for the success of destination resort centers. The hospitality industry has been significantly affected by the impacts of COVID-19. The public concern over the outbreak of the COVID-19 pandemic, coupled with a drop in demand for international travel and leisure, and restrictions on international travel and immigration has adversely affected the demand for hospitality and has consequently adversely affected the results of our operations and our financial condition. To the extent that consumers do not choose to stay at venues where we operate health and wellness centers, over which we have no control, our business, financial condition and results of operations could be materially adversely affected. The hospitality industry is subject to risks that are similar to those of the cruise industry. As discussed above, the recent coronavirus outbreak has caused government travel advisories, voyage modifications and/or travel cancellations that are impacting demand at hotels and resorts, resulting in material adverse effects to the hospitality industry.

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

The following are other risks related to the hospitality industry:

•

changes in the national, regional and local conditions (including major national or international terrorist attacks, armed hostilities or other significant adverse events, including an oversupply of hotel properties or a reduction in demand for hotel rooms);

•	the possible loss of funds expended for build-outs of health and wellness centers at venues that fail to open, underperform or close due to economic slowdowns or otherwise;
•	the attractiveness of the venues to consumers and competition from comparable venues in terms of, among other things, accessibility and cost;
•

the outbreaks of illnesses, such as the recent coronavirus outbreak, or the perceived risk of such outbreaks, in locations where we operate land-based health and wellness centers or locations from which guests of such wellness centers are sourced;

•	weather conditions, including natural disasters, such as earthquakes, hurricanes, tsunamis and floods;
•	labor unrest or changes in economics based on collective bargaining activities;
•	changes in ownership, maintenance or room rates of, or popular travel patterns and guest demographics at the venues we serve;
•

conversion of guest rooms at hotels to condominium units and the decrease in health and wellness center usage that often accompanies such conversions, and the related risk that condominium hotels are less likely to be suitable venues for our health and wellness centers;

•	reductions in resort occupancy during major renovations or as a result of damage or other causes;
•

acquisition by resort chains of health and wellness service providers to create captive “in-house” brands and development by resort chains of their own proprietary health and wellness service providers, reducing the opportunity for third-party health and wellness providers like us; and

•

the financial condition of the airline industry, as well as elimination of, or reduction in, airline service to locations where we operate resort facilities, which would result in fewer guests at those venues.

Any potential government disaster relief assistance for helping us mitigate the effects of COVID-19 could impose significant limitations on our corporate activities and may not be on terms favorable to us.

If any government agrees to provide disaster relief assistance to help us mitigate the effects of the COVID-19 outbreak, it may impose certain requirements on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt and other similar restrictions until the aid is repaid or redeemed in full. We cannot assure you that any such government disaster relief assistance, if received, will not significantly limit our corporate activities or be on terms that are favorable to us or at all. Such restrictions and terms could adversely impact our business and operations.

Risk of Early Termination of Land-Based Health and Wellness Center Agreements

The COVID-19 pandemic has upended global operations in the cruise, travel and hospitality industry worldwide by necessitating the closure of land-based health and wellness centers and destination resorts, and significantly reducing demand worldwide for travel and hospitality services. A number of our land-based health and wellness center agreements provide that landlords may terminate the agreement prior to its expiration date (provided, in some cases, that we receive certain compensation with respect to our build-out expenses and earnings lost as a result of such termination). The risks that already existed in connection with our land-based health and wellness center agreements are now heightened due to the outbreak of COVID-19. While we always attempt to negotiate the best deal we can in this regard, we may not be able to successfully negotiate a termination fee in any of our current or future agreements or that any amounts we would receive in connection with such termination accurately reflects the economic value of the assets we would be leaving behind as a result of such termination. In addition, in the event of certain terminations of an agreement with a land-based venue, such as by the venue operator after our breach of an agreement, or as a result of the bankruptcy of a venue, even if we have a provision in our agreement providing for a termination payment, we could receive no compensation with respect to build-out expenditures we have incurred.

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

Delays in New Ship Introductions Could Slow Our Growth

Our growth depends, in part, on our serving new cruise ships brought into service. Due to the temporary suspension of most cruise line operations as a result of the COVID-19 pandemic, a number of cruise lines we serve could experience delays in bringing new ships into service. In addition, there is a limited number of shipyards in the world capable of constructing large cruise ships in accordance with the standards of major cruise lines. COVID-19 could also contribute to delays in new ship construction. Such delays could slow our growth and have an adverse impact on our results of operations and financial condition.

Changes in and Compliance with Laws and Regulations Relating to Environment, Health, Safety, Security, Data Privacy and Protection, Tax and Anti-Corruption under Which We Operate May Lead to Litigation, Enforcement Actions, Fines, or Penalties

We are subject to numerous international, national, state and local laws, regulations and treaties, including social issues, health and safety (including related to the COVID-19 pandemic), security, data privacy and protection, and tax, among other matters. Failure to comply with these laws, regulations, treaties and agreements has led and could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. COVID-19 will increase the risks and uncertainties in connection with our ability to develop strategies to enhance our health and safety protocols to adapt to the current pandemic environment's unique challenges once operations resume and to otherwise safely resume our operations when conditions allow. We will be required to coordinate and cooperate with the CDC, the U.S. government, and global public health authorities to take precautions to protect the health, safety and security of guests and shipboard personnel and implement certain precautions once operations resume in the future. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. Accordingly, new legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future. We could also be subject to litigation alleging non-compliance with the new legislation. In addition, training of crew may become more time consuming and may increase our operating costs due to increasing regulatory and other requirements.

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

We could be subject to governmental investigations or penalties, legal proceedings litigations, and class actions related to the COVID-19 pandemic that could adversely impact our reputation, financial condition, or results of operations.

Legal proceedings or litigation against us related to the COVID-19 pandemic brought by our employees, customers, stockholders, creditors or others could lead to tangible adverse effects on our business, including damages payments, payments under settlement agreements and fines.

Disagreements with our cruise line or destination resort partners could also result in litigation. The nature of our responsibilities under our agreements with cruise line and destination resort partners enforce the standards required for our brands and may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for payments, reimbursements and other costs. Such disagreements may be more likely during difficult business environments, such as the one we have seen in recent months due to the adverse impacts of COVID-19. We seek to resolve any disagreements to develop and maintain positive relations with current and potential cruise line and destination resort partners, but we cannot always do so. Failure to resolve such disagreements may result in litigation in the future. If any such litigation results in an adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.

If instances of litigation arise, we believe we will have meritorious defenses to the claims and will vigorously defend against them. However, we cannot predict if outcomes of future litigation matters will be material. Litigation is inherently unpredictable and there can be no assurances that the final outcome of the case might not be material to our operating results or financial condition.

While payments under some claims and lawsuits, or settlements of claims and lawsuits, may be covered by insurance such that the maximum amount of our liability, net of any insurance recoverables, could be typically limited to our self-insurance retention levels, the position that insurance companies will take with respect to claims related to COVID-19 is uncertain.

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of March 31, 2020, we have $247.5 million of secured indebtedness under our First Lien Term Loan Facility and Second Lien Term Loan Facility, and our First Lien Revolving Facility (collectively, the “New Credit Facilities”). On April 30, 2020, the Company announced a definitive agreement to sell $75 million in common equity and warrants to SLL and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and certain members of OSW management and its Board of Directors. If the transaction is not approved, there can be no assurance that we will be able to secure alternate financing in order to remain in compliance with our loan covenants. Further, our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the New Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which has already been and will continue to be affected by the impacts of COVID-19. If we do not generate enough cash flow to pay our debt service obligations, or for any other reason, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity.

Our New Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If we do not continue to remain in compliance with covenants in our existing credit facilities, we would have to seek amendments to these covenants from our lenders or evaluate the options to cure the defaults contained in the agreement. However, no assurances can be made that such amendments would be approved by our lenders. If an event of default occurs, the lenders under the existing credit facilities are entitled to take various actions, including the acceleration of amounts due under the credit facilities and all actions permitted to be taken by a second creditor, subject to customary intercreditor provisions among the first and second lien secured parties, which would have a material adverse impact ot our operations and liquidity.

We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all, particularly given the disruption to financial markets caused by COVID-19. The New Credit Facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.

Particularly given the uncertainty surrounding COVID-19, if our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels for any other reason, our industry, or us, our access to capital and the cost of any debt financing would be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

Risks Related to Ownership of Our Securities

Future Issuances of Debt Securities and/or Equity Securities May Adversely Affect Us, Including the Market Price of Our Common Shares, and May Be Dilutive to Our Existing Shareholders

In an effort to minimize the negative impact of COVID-19 on our financial results and liquidity, on April 30, 2020, we announced a definitive agreement to sell $75 million in common equity and warrants to SLL and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and certain members of OneSpaWorld management and Board of Directors. The transaction is subject to shareholder approval, and there can be no assurance that the transaction will be approved. Each of the Company’s management and directors who have made a commitment in the transaction have agreed to vote their existing shares in favor of the transaction. Under the agreement, the $75 million invested in OneSpaWorld and would have a nominal dilutive impact.

In the future, we may incur additional debt and/or issue equity ranking senior to our common shares. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares. Because our decision to issue debt and/or equity in the future will depend, in part, on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common shares and be dilutive to our existing shareholders.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in our 2019 10-K, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	To be furnished by amendment within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2020

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ GLENN J. FUSFIELD
Glenn J. Fusfield
President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Operating Officer and Chief Financial Officer
Principal Financial and Accounting Officer