Form 10-Q
period 2020-06-30
ONESPAWORLD HOLDINGS Ltd
filed 2020-08-12
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38843

OneSpaWorld Holdings Limited

(Exact name of Registrant as Specified in its Charter)

Commonwealth of The Bahamas	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harry B. Sands, Lobosky Management Co. Ltd. Office Number 2 Pineapple Business Park Airport Industrial Park P.O. Box N-624 City of Nassau, Island of New Providence, Commonwealth of The Bahamas	Not Applicable
(Address of principal executive offices)	(Zip Code)

(242) 356-0006

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value (U.S.) $0.0001 per share	OSW	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒As of June 30, 2020, 67,782,651 common voting shares and 17,185,500 common non-voting shares were outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,728	$13,863
Restricted cash	1,896	—
Accounts receivable, net	3,369	30,513
Inventories	34,368	36,066
Prepaid expenses	8,653	7,655
Other current assets	1,871	2,565
Total current assets	114,885	90,662
Property and equipment, net	20,347	22,741
Intangible assets, net	607,526	616,637
Goodwill	—	190,077
OTHER ASSETS:
Deferred tax assets	—	2,046
Other non-current assets	1,075	1,506
Total other assets	1,075	3,552
Total assets	$743,833	$923,669
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$17,442	$23,437
Accrued expenses	22,686	23,575
Income taxes payable	927	897
Other current liabilities	2,719	3,501
Total current liabilities	43,774	51,410
Deferred rent	227	160
Income tax contingency	3,987	3,949
Other long-term liabilities	6,311	—
Deferred tax liability	—	375
Long-term debt, net	228,920	221,407
Total liabilities	$283,219	$277,301
Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 67,782,651 issued and outstanding at June 30, 2020 and 61,119,398 shares issued and outstanding at December 31, 2019	7	6
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 17,185,500 shares issued and outstanding at June 30, 2020 and zero shares issued and outstanding at December 31, 2019	2	—
Additional paid-in capital	712,512	653,088
Accumulated deficit	(245,638)	(15,569)
Accumulated other comprehensive (loss) income	(6,269)	719
Total OneSpaWorld shareholders’ equity	460,614	638,244
Noncontrolling interest	—	8,124
Total shareholders' equity	460,614	646,368
Total liabilities and shareholders' equity	$743,833	$923,669

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Successor				Predecessor
	Consolidated				Combined
	Three months ended June 30,		Six Months Ended June 30,	March 20, 2019 to June 30,	January 1, 2019 to March 19,
	2020	2019	2020	2019	2019
REVENUES:
Service revenues	$214	$107,285	$89,787	$121,998	$91,280
Product revenues	784	33,145	25,518	37,446	27,172
Total revenues	998	140,430	115,305	159,444	118,452
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	12,559	90,642	93,138	103,028	76,836
Cost of products	1,623	28,604	23,759	32,194	23,957
Administrative	4,940	4,346	9,523	6,863	2,498
Salary and payroll taxes	5,091	4,249	10,263	25,464	29,349
Amortization of intangible assets	4,206	4,491	8,412	5,073	755
Goodwill and trade name impairment charges	—	—	190,777	—	—
Total cost of revenues and operating expenses	28,419	132,332	335,872	172,622	133,395
(Loss) income from operations	(27,421)	8,098	(220,567)	(13,178)	(14,943)
OTHER EXPENSE, NET:
Interest expense	(4,001)	(4,271)	(7,744)	(4,828)	(6,316)
Loss on extinguishment of debt	—	—	—	—	(3,413)
Total other expense, net	(4,001)	(4,271)	(7,744)	(4,828)	(9,729)
(Loss) income before (benefit) provision for income taxes	(31,422)	3,827	(228,311)	(18,006)	(24,672)
(BENEFIT) PROVISION FOR INCOME TAXES	(15)	(732)	1,758	14	109
Net (loss) income	(31,407)	4,559	(230,069)	(18,020)	(24,781)
Net income attributable to noncontrolling interest	—	950	—	1,054	678
Net (loss) income attributable to common shareholders and Parent, respectively	$(31,407)	$3,609	$(230,069)	$(19,074)	$(25,459)
NET (LOSS) INCOME PER VOTING AND NON-VOTING SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$(0.48)	$0.06	$(3.62)	$(0.31)
Diluted	$(0.48)	$0.05	$(3.62)	$(0.31)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,916	61,118	63,543	61,118
Diluted	65,916	72,047	63,543	61,118

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Successor				Predecessor
	Consolidated				Combined
	Three months ended June 30,		Six Months Ended June 30,	March 20, 2019 to June 30,	January 1, 2019 to March 19,
	2020	2019	2020	2019	2019
Net(loss) income	$(31,407)	$4,559	$(230,069)	$(18,020)	$(24,781)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	188	(130)	(304)	(955)	(165)
Cash flows hedges:
Net unrealized loss on derivative	(1,098)	—	(7,054)	—	—
Amount realized and reclassified into earnings	408	—	370	—	—
Total other comprehensive loss, net of tax	(502)	(130)	(6,988)	(955)	(165)
Comprehensive (loss) income	(31,909)	4,429	(237,057)	(18,975)	(24,946)
Comprehensive income attributable to noncontrolling interest	—	950	—	1,054	678
Comprehensive (loss) income attributable to common shareholders and Parent, respectively	$(31,909)	$3,479	$(237,057)	$(20,029)	$(25,624)

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(DEFICIT)

(Unaudited)

(in thousands)

	Combined
Predecessor:	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent's Equity (Deficit)	Noncontrolling Interest	Total
BALANCE, December 31, 2018	$(130,520)	$(649)	$(131,169)	$3,586	$(127,583)
Net loss	(25,459)	—	(25,459)	678	(24,781)
Distributions to noncontrolling interest	—	—	—	(267)	(267)
Net contributions from the parent and affiliates	351,802	—	351,802	—	351,802
Foreign currency translation adjustment	—	(165)	(165)	—	(165)
BALANCE, March 19, 2019	$195,823	$(814)	$195,009	$3,997	$199,006

Successor:			Consolidated
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total OneSpaWorld Shareholders’ equity	Noncontrolling Interest	Total
BALANCE, March 20, 2019 (1)	61,118	—	$6	$634,839	$—	$—	$634,845	$5,624	$640,469
Net (loss) income	—	—	—	—	—	(19,074)	(19,074)	1,054	(18,020)
Stock-based compensation	—	—	—	20,371	—	—	20,371	—	20,371
Foreign currency translation adjustment	—	—	—	—	(391)	—	(391)	—	(391)
BALANCE, June 30, 2019	61,118	—	$6	$655,210	$(391)	$(19,074)	$635,751	$6,678	$642,429
BALANCE, March 31, 2019	61,118	—	$6	$655,210	$(261)	$(22,683)	$632,272	$5,728	$638,000
Net income	—	—	—	—	—	3,609	3,609	950	4,559
Foreign currency translation adjustment	—	—	—	—	(130)	—	(130)	—	(130)
BALANCE, June 30, 2019	61,118	—	$6	$655,210	$(391)	$(19,074)	$635,751	$6,678	$642,429
BALANCE, March 31, 2020	61,218	—	$6	$643,489	$(5,767)	$(214,231)	$423,497	$—	$423,497
Net loss	—	—	—	—	—	(31,407)	(31,407)	—	(31,407)
2020 Private Placement, net of issuance costs	6,564	17,186	3	68,599	—	—	68,602	—	68,602
Stock-based compensation	—	—	—	424	—	—	424	—	424
Foreign currency translation adjustment	—	—	—	—	188	—	188	—	188
Unrecognized loss on derivatives	—	—	—	—	(690)	—	(690)	—	(690)
BALANCE, June 30, 2020	67,782	17,186	$9	$712,512	$(6,269)	$(245,638)	$460,614	$—	$460,614
BALANCE, December 31, 2019	61,119	—	$6	$653,088	$719	$(15,569)	$638,244	$8,124	$646,368
Net loss	—	—	—	—	—	(230,069)	(230,069)	—	(230,069)
2020 Private Placement, net of issuance costs	6,564	17,186	3	68,599	—	—	68,602	—	68,602
Stock-based compensation	—	—	—	850	—	—	850	—	850
Foreign currency translation adjustment	—	—	—	—	(304)	—	(304)	—	(304)
Unrecognized loss on interest rate swap	—	—	—	—	(6,684)	—	(6,684)	—	(6,684)
Dividends declared	—	—	—	(2,449)	—	—	(2,449)	—	(2,449)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,011)	(4,011)
Purchase of noncontrolling interest	99	—	—	(6,697)	—	—	(6,697)	(4,113)	(10,810)
Purchase of public warrants	—	—	—	(879)	—	—	(879)	—	(879)
BALANCE, June 30, 2020	67,782	17,186	$9	$712,512	$(6,269)	$(245,638)	$460,614	$—	$460,614
(1)

Initial equity balances of the Successor reflect the equity of the accounting acquirer, Haymaker, and the issuance of common stock, warrants and cash contributed by Haymaker in connection with the acquisition of OSW Predecessor.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor		Predecessor
	Consolidated		Combined
	Six Months ended June 30, 2020	March 20, 2019 to June 30, 2019	January 1, 2019 to March 19, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(230,069)	$(18,020)	$(24,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,337	7,954	1,989
Goodwill and trade name impairment charges	190,777	—	—
Amortization of deferred financing costs	513	301	213
Stock-based compensation	850	20,371	—
Provision for doubtful accounts	162	—	8
Inventories write-downs	500	—	—
Loss on extinguishment of debt	—	—	3,413
Deferred income taxes	1,671	(77)	—
Changes in:
Accounts receivable, net	26,982	(3,202)	1,671
Inventories	1,198	398	(406)
Prepaid expenses	(998)	(3,081)	1,073
Other current assets	444	(1,019)	213
Other noncurrent assets	(221)	(536)	(1,003)
Accounts payable	(9,404)	(6,505)	8,313
Accounts payable - related parties	—	—	(6,553)
Accrued expenses	(889)	(22,021)	19,792
Other current liabilities	(2,702)	388	(288)
Income taxes payable	68	229	42
Deferred rent	66	68	37
Net cash (used in) provided by operating activities	(8,715)	(24,752)	3,733
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,532)	(1,243)	(517)
Acquisition of OSW Predecessor	—	(670,044)	—
Net cash used in investing activities	(1,532)	(671,287)	(517)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	—	122,499	—
Cash contribution from Haymaker	—	349,390	—
Proceeds from 2020 private placement, net of issuance costs	72,012	—	—
Proceeds from the term loan and revolver facilities	20,000	245,900	—
Payment of deferred financing costs	—	(6,892)	—
Repayment on term loan and revolver facilities	(13,000)	(5,021)	—
Purchase of public warrants	(879)	—	—
Proceeds from amount due from parent	—	3,187	—
Net distributions to Parent and its affiliates	—	—	(4,262)
Cash paid to acquire noncontrolling interest	(10,810)	—	—
Distributions to noncontrolling interest	(4,011)	—	(267)
Net cash provided by (used in) financing activities	63,312	709,063	(4,529)
Effect of exchange rate changes on cash	(304)	(351)	649
Net increase (decrease) in cash and cash equivalents and restricted cash	52,761	12,673	(664)
Cash and cash equivalents and restricted cash, Beginning of period	13,863	1,774	15,302
Cash and cash equivalents and restricted cash, End of period	$66,624	$14,447	$14,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Successor		Predecessor
	Consolidated		Combined
	Six Months ended June 30, 2020	March 20, 2019 to June 30, 2019	January 1, 2019 to March 19, 2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$37	$—	$73
Interest	$6,854	$4,396	$—
Non-cash transactions:
2020 Private Placement issuance costs accrued	$3,410	$—	$—
Equity consideration paid in connection with the Business Combination	$—	$167,300	$—
Accounts payable to related party related to changes in working capital in connection with the Business Combination	$—	$6,409	$—
Unpaid declared dividends	$2,449	$—	$—
Common stock issued to purchase noncontrolling interest	$1,507	$—	$—
Repayment of long-term debt by Parent on behalf of the Company	$—	$—	$351,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

1. ORGANIZATION

OneSpaWorld Holdings Limited (“OneSpaWorld”, the “Company”, “we”, “us”, “our”) is an international business company incorporated under the laws of the Commonwealth of The Bahamas. OneSpaWorld is a global provider and innovator in the fields of health and wellness, fitness and beauty. In facilities on cruise ships and in land-based resorts, the Company strives to create a relaxing and therapeutic environment where guests can receive health and wellness, fitness and beauty services and experiences of the highest quality. The Company’s services include traditional and alternative massage, body and skin treatments, fitness, acupuncture, and medi-spa treatments. The Company also sells premium quality health and wellness, fitness and beauty products at its facilities and through its timetospa.com website. The predominant business, based on revenues, is sales of services and products on cruise ships and in land-based resorts, followed by sales of products through the timetospa.com website.

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

Impact of Coronavirus (COVID-19) – Liquidity and Management’s Plans

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (“COVID-19”) a “Public Health Emergency of International Concern,” and on March 10, 2020, declared COVID-19 a pandemic. The regional and global outbreak of COVID-19 has negatively impacted and will continue to have a material negative impact on the Company’s operations. The cruise industry in the U.S. is subject to the U.S. Centers for Disease Control and Prevention (“CDC”) No Sail Order. On July 16, 2020, the CDC extended the No Sail Order for cruise ships until one of the following occurs: (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) September 30, 2020. As a result, our cruise line partners have voluntarily extended the suspension of all of their voyages. Likewise, a majority of the Asia-based and the Company’s U.S and all Caribbean-based destination resort spas continue to be temporarily closed. Starting in the first quarter of 2020, and continuing through the second quarter of 2020, these shutdowns have had a significant negative impact on our operations. We believe the ongoing effects of COVID-19 on our operations will continue to have, a significant impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of such an outbreak. Due to the unknown duration and extent of the outbreak, which will depend on a number of factors, including the duration and scope of the pandemic, travel restrictions and advisories, the potential unavailability of ports and/or destinations of our cruise partners and a general impact on consumer sentiment regarding travel, the full effect on our financial performance cannot be quantified at this time, but we expect to report a net loss for the year ending December 31, 2020.

On June 12, 2020, the Company closed its private placement (the “2020 Private Placement”) of $75 million in common equity and warrants to Steiner Leisure and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and certain members of OSW management and its Board of Directors. Refer to Note 6 “Equity” for further information on the equity financing.

The Company has also undertaken steps to mitigate the adverse impact of the pandemic, which have included, without limitation, the following:

•	Closed all spas on ships where voyages have been cancelled;
•	Closed the majority of U.S. Caribbean-based and Asian-based destination resort spas;
•	Repatriated 97% of all cruise ship personnel, eliminating all ongoing expenses related to these employees;
•	Continued to work with cruise line partners and governmental authorities to repatriate substantially all remaining cruise ship personnel as soon as is practical;
•	Furloughed 96% of U.S. and Caribbean-based destination resort spa personnel and 38% of corporate personnel, and implemented salary reductions for all corporate personnel;
•	Eliminated all non-essential operating and capital expenditures;
•	Withdrew its dividend program until further notice and deferred payment of the dividend declared on February 26, 2020 until approved by the Board of Directors; and
•	Borrowed $7 million, net, on its revolving credit facility.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Based on the actions the Company has taken as described above and our resulting current resources, the Company has alleviated the substantial doubt previously disclosed, is in compliance with debt covenants, and has sufficient liquidity to satisfy our obligations over the next twelve months and comply with certain debt covenants as required by our debt agreements.

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

In the opinion of management, the accompanying unaudited condensed consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the period from January 1 to June 30, 2020 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”).

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

Successor:

The accompanying unaudited condensed consolidated financial statements as of and for the period from January 1, 2020 to June 30, 2020 and from March 20, 2019 to June 30, 2019, includes the condensed consolidated balance sheet and statement of operations, comprehensive loss, changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

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

The accompanying condensed combined OSW financial statements include the equity, revenues and expenses specifically related to OSW’s operations. OSW receives services and support from various functions performed by Steiner Leisure and costs associated with these functions have been allocated to OSW. These allocations are necessary to reflect all of the costs of doing business and include costs related to certain Steiner Leisure corporate functions, including, but not limited to, senior management, legal, human resources, finance, IT and other shared services that have been allocated to OSW based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis determined by an estimate of the percentage of time Steiner Leisure employees devoted to OSW, as compared to total time available or by the headcount of employees at Steiner Leisure corporate headquarters that are fully dedicated to the OSW entities in relation to the total employee headcount. These allocated costs are reflected in salary and payroll taxes and administrative expenses in the accompanying condensed combined OSW statements of operations. Management considers these allocations to be a reasonable reflection of the utilization of services by or benefit provided to OSW. However, the allocations may not be indicative of the actual expenses that would have been incurred had OSW operated as an independent, stand-alone entity.

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

(Loss) Income Per Share (Successor)

As discussed in Note 6 - Equity, the Company has two classes of common stock, Voting and Non-Voting. Shares of Non-Voting common stock are in all respects identical to and treated equally with shares of Voting common stock except for the absence of voting rights. Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of Voting and Non-Voting common shares outstanding for the period. Diluted (loss) income per share is computed by dividing net income by the weighted average number of diluted Voting and Non-voting common shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase Voting and Non-Voting common shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive. The Company has not presented (loss) income per share under the two-class method, because the (loss) income per share are the same for both Voting and Non-Voting common stock since they are entitled to the same liquidation and dividend rights.

The following table provides details underlying OneSpaWorld’s (loss) income per basic and diluted share calculation (in thousands, except per share amounts):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	March 20 to June 30, 2019
Net (loss) income attributable to common shareholders – basic and diluted (a)	$(31,407)	$3,609	$(230,069)	$(19,074)
Weighted average shares outstanding:
Basic	65,916	61,118	63,543	61,118
Diluted	65,916	72,047	63,543	61,118
(Loss) income per share Voting and Non-Voting:
Basic	$(0.48)	$0.06	$(3.62)	$(0.31)
Diluted	$(0.48)	$0.05	$(3.62)	$(0.31)

(a) Calculated as total net loss less amounts attributable to noncontrolling interest.

For the three months and six months ended June 30, 2020 and for the period from March 20, 2019 to March 31, 2019, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss in these periods. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, restricted share units and warrants.

The following is a reconciliation of the denominator of the basic and diluted per share computation for the three months ended June 30, 2019 (in thousands):

Weighted average shares outstanding	61,118
Common stock warrants	4,066
Deferred shares	6,600
Employee stock options	263
Weighted average shares outstanding - diluted	72,047

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	March 20 to June 30, 2019
Common stock warrants	25,139	24,774	24,500
Deferred shares	5,611	6,105	6,600
Employee stock options	4,375	4,375	4,547
Restricted stock units	242	221	—
	35,367	35,475	35,647

Restricted Cash (Successor)

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to tax assessments. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of June 30, 2020 to the total amount presented in our condensed consolidated statements of cash flows for the six months ended June 30, 2020 (in thousands):

Cash and cash equivalents	$64,728
Restricted cash	1,896
Total cash and restricted cash in the condensed consolidated statement of cash flows	$66,624

Lease Concessions (Successor)

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications, and OneSpaWorld made such election. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee.

Most of our destination resorts agreements are required to pay rent based on a percentage of our revenues with others having fixed rent. We have received lease concessions from certain destination resorts where a fixed rent is required, in the form of rent deferrals and forgiveness during the three months ended June 30, 2020. We have elected not to account for these rent concessions as lease modifications. The recognition of these rent concessions did not have a material impact on our condensed consolidated financial statements as of June 30, 2020.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update requires lessees to recognize for all leases with a term of 12 months or more at the commencement date: (a) a lease liability or a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (b) a right-of-use asset or a lessee’s right to use or control the use of a specified asset for the lease term. Under the update, lessor accounting remains largely unchanged. The update requires a modified retrospective transition approach for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements and do not require any transition accounting for leases that expire before the earliest comparative period presented. In June 2020, the FASB issued guidance (ASU 2020-05) that defers the effective dates of the lease standard (ASU 2016-02) for entities that have not yet issued financial statements adopting the standard. The update is effective retrospectively for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. We intend to elect the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company continues to evaluate the effect that the update will have on the Company’s consolidated financial statements. The Company is in the process of starting its initial scoping review to identify a complete population of leases to be recorded on the consolidated balance sheet as a lease obligation and right of use asset. The Company expects that the update will have a material effect on our consolidated balance sheets due to the recognition of operating lease assets and operating lease liabilities primarily related to the destination resort agreements and office space which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. Upon adoption, we expect that there will be no cumulative-effect adjustment of initially applying the guidance to our opening balance of retained earnings. We are currently evaluating the impact to our consolidated statements of operations, consolidated statements of cash flows and our debt-covenant compliance under our current agreements on an ongoing basis.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This ASU amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit losses model) that is based on an expected losses model rather than an incurred losses model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of GAAP by decreasing the number of impairment models that entities use to account for debt instruments. The update is effective for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements.

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

Six Months Ended
June 30, 2019
Revenues	$277,896
Net loss	$(41,947)

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

We performed a fair value test applying the relief of royalty method and determined that the estimated fair value of one of our trade names is less than carrying value as of March 31, 2020. As a result, we recognized an impairment charge of $0.7 million during the six months ended June 30, 2020 (Successor). Management determined that there were no triggering events during the second quarter of 2020 that would require additional testing.

Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the Business Combination (See Note 3). We performed discounted cash flow analyses and determined that the estimated fair values of our Maritime and Destination Resorts segment reporting units no longer exceeded their carrying values as of March 31, 2020. As a result, we concluded that the goodwill associated with these reporting units was fully impaired. We recognized goodwill impairment charges of approximately $190 million for these reporting units during the six months ended June 30, 2020 (Successor) (see Note 13).

The changes in the carrying amount of goodwill for each unit for the six months ended June 30, 2020 (Successor) were as follows (in thousands):

	Maritime	Destination Resorts	Total
Balance at December 31, 2019	$174,150	$15,927	$190,077
Impairment	(174,150)	(15,927)	(190,077)
Balance at June 30, 2020	$-	$-	$-

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of June 30, 2020 (in thousands, except amortization period):

Successor:	Cost	Accumulated Amortization and Impairment	Net Balance	Amortization Period (in years)
Retail concession agreements	$604,700	$(19,922)	$584,778	39
Destination resort agreements	17,900	(1,501)	16,399	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(151)	849	8
	$629,800	$(22,274)	$607,526

The following is a summary of the Company’s intangible assets as of December 31, 2019 (in thousands, except amortization period):

Successor:	Cost	Accumulated Amortization	Net Balance	Amortization Period (in years)
Retail concession agreements	$604,700	$(12,165)	$592,535	39
Destination resort agreements	17,900	(907)	16,993	15
Trade name	6,200	-	6,200	Indefinite-life
Licensing agreement	1,000	(91)	909	8
	$629,800	$(13,163)	$616,637

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended June 30, 2020 (Successor) and 2019 (Successor) was $4.2 million and $4.5 million, respectively. Amortization expense during the six months ended June 30, 2020 (Successor) and for the periods for March 20, 2019 to June 30, 2019 (Successor) and January 1, 2019 to March 19 (Predecessor) was $8.4 million, $5.1 million and $0.8 million, respectively.

5. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	June 30, 2020	December 31, 2019	Maturities Through	June 30, 2020	December 31, 2019
First lien term loan facility	3.9%	5.5%	2026	$202,457	$202,457
Second lien term loan facility	8.5%	9.3%	2027	25,000	25,000
First lien revolving facility	4.9%	-	2024	7,000	-
Total debt				$234,457	$227,457
Less: unamortized debt issuance costs				(5,537)	(6,050)
Total debt, net of unamortized debt issuance costs				$228,920	$221,407

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

The New Credit Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. As of June 30, 2020, and December 31, 2019, the Company was in compliance with all of the covenants contained in the New Credit Facilities.

If we do not comply with these covenants, we would have to seek amendments to these covenants from our lenders or evaluate the options to cure the defaults contained in the credit agreements. However, no assurances can be made that such amendments would be approved by our lenders. If an event of default occurs, the lenders under the New Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be taken by a secured creditor, subject to customary intercreditor provisions among the first and second lien secured parties, which would have a material adverse impact to our operations and liquidity.

The following are scheduled principal repayments on long-term debt as of June 30, 2020 for each of the next five years (in thousands):

Year	Amount
2020	$-
2021	-
2022	1,776
2023	2,085
2024	9,085
Thereafter Total	221,511
$234,457

Borrowing Capacity:

As of June 30, 2020, the Company had $13 million available under the First Lien Revolving Facility.

6. EQUITY

2020 Private Placement

On April 30, 2020, we entered into an Investment Agreement (the “Investment Agreement”) with Steiner Leisure and certain other investors, including members of our management and Board of Directors (collectively, the “Co-Investors” and, together with Steiner Leisure, the “Investors”). Pursuant the Investment Agreement, we completed a private placement financing transaction on June 12, 2020 (the “2020 Private Placement”) in which among other things, (i) we issued to Steiner Leisure an aggregate of (x) approximately 15.0 million Non-Voting Common Shares and (y) warrants to purchase approximately 4.0 million Non-Voting Common Shares at an exercise price of $5.75 per share, and (ii) we issued to the Co-Investors an aggregate of (x) approximately 3.7 million Voting Common Shares and (y) warrants to purchase approximately 1.0 million Voting Common Shares at an exercise price of $5.75 per share, for an aggregate purchase price of $75.0 million. The Company intends to use the proceeds from the 2020 Private Placement for working capital or other general corporate purposes. We incurred approximately $6.4 million of offering-related expenses, resulting in total net proceeds of approximately $68.6 million.

Common Shares

The Company is authorized to issue 250,000,000 common shares with a par value of $0.0001 per share. Pursuant to the Investment Agreement, we have amended our Articles of Incorporation (the “Articles”) and created a new class of Non-Voting Common Shares, par value $0.0001 per share. Of the authorized shares 225,000,000 are “Voting Common Shares” and 25,000,000 are “Non-Voting Common Shares.” The Non-Voting Common Shares will be of equal rank to the Voting Common Shares, in terms of dividends, liquidation, preferences and all other rights and features, with the following exceptions: (i) the Non-Voting Common Shares have no voting rights, except as may be required by law; (ii) Steiner Leisure Limited (“Steiner Leisure”) may vote its Non-Voting Common Shares in favor of its director designees; and (iii) the Non-Voting Common Shares will automatically be converted to Voting Common Shares upon the occurrence of certain events set forth in the Articles. Holders of the Company’s voting common stock are entitled to one vote for each share. At June 30, 2020, there were 67,782,651 voting shares and 17,185,500 non-voting shares of OneSpaWorld common stock issued and outstanding.

Conversion of Non-Voting Common Shares to Voting Common Shares

Automatic Conversion

Each Non-Voting Common Share will automatically convert into one Voting Common Share, upon the occurrence of a Qualified Transfer of such Non-Voting Common Share or with the prior consent of our Board of Directors. A “Qualified Transfer” means a transfer (x) to a third party that is not (1) an affiliate of such holder nor (2) a person whose ownership thereof would result in such shares being treated as constructively owned by such holder under Section 958(b) of the U.S. Tax Code, applicable Treasury Regulations and other official guidance (a Person described in this clause (x), an “Unrelated Person”), and (y) that is not otherwise prohibited under the Articles.

Elective Conversion

Upon the occurrence of a Contingent Conversion Triggering Event (as defined below), a number of Non-Voting Common Shares as elected will be converted into an identical number of Voting Common Shares; provided, that the number of Non-Voting Common Shares so converted may not exceed the number of Non-Voting Common Shares that, if converted, would reasonably be expected to (1) cause the Company to become a “CFC” (as defined in the Articles) as reasonably determined in good faith by the Company, upon the advice of its legal counsel, or (2) cause such holder, together with its affiliates, to hold voting power exceeding 44.9% (as reasonably determined in good faith by the Company). A “Contingent Conversion Triggering Event” shall mean (1) a decrease in the number of directors that the applicable holder has the right to designate for appointment or nomination or a decrease in the number of directors so designated by the applicable holder as a result of an irrevocable waiver of such rights, (2) the transfer of Voting Common Shares by certain holders that participated in the 2020 Private Placement or any of their affiliates on or prior to the one year anniversary of the closing of the 2020 Private Placement (I) to an “Unrelated Person” (as defined in the Articles), and (II) that is not prohibited under the Articles, or (3) the exercise by a the holder or its affiliates of a warrant to purchase Non-Voting Common Shares (or a warrant for which such holder or such affiliate has previously agreed to receive Non- Voting Common Shares upon exercise); provided that, with respect to clause (3), the number of shares designated for conversion shall not exceed the number of Non-Voting Common Shares received upon exercise of such warrant. Each Non-Voting Common Share that is converted into a Voting Common Share shall be cancelled by the Company and shall not be available for reissuance.

Deferred Shares

In consideration for, among other things, Steiner Leisure providing a “back stop” for the 2020 Private Placement and Steiner Leisure’s agreement to voting limitations in respect of certain of the securities issuable to it, we issued and delivered an aggregate of 5.0 million common shares (2.8 million of Voting Common Shares and 2.2 million of Non-Voting Common Shares) to Steiner Leisure at the closing of the 2020 Private Placement, which satisfied in full the Company’s obligation to issue 5.0 million deferred common shares to Steiner Leisure pursuant to the Business Combination Agreement(the “BCA”).

In addition, in order to align the incentives of certain members of the Board of Directors, the parties agreed to amend the terms of the Founder Deferred Shares (as defined in the BCA), such that, effective as of the closing of the 2020 Private Placement, such shares will be issuable upon the occurrence of any of the following: (A) the first day on which the common shares achieve a 5-day volume weighted average price equal to or greater than $10.50 (such share price, as may be adjusted, the “Price Target”); (B) in the case of a change in control of the Company, if the price per common share paid or payable in connection with such change in control is equal to or greater than the Price Target; or (C) the two-year anniversary of the closing of the 2020 Private Placement.

2020 Warrants

The Warrants issued pursuant to the Investment Agreement (“the 2020 Warrants”) will expire on the earlier of (i) the fifth anniversary of the closing of the 2020 Private Placement or (ii) the Redemption Date (as defined below). Each Warrant entitles the holder to purchase one share of OneSpaWorld common stock at an exercise price of $5.75. The 2020 Warrants may be exercised on a “cashless” basis, in accordance with a specified formula. In addition, the Company may, at any time prior to their expiration, elect to redeem not less than all of such then-outstanding 2020 Warrants at a price of $0.01 per warrant, provided that the last sales price of the common shares reported has been at least $14.50 per share (subject to adjustment in accordance with certain specified events), on each of twenty trading days within the thirty-trading day period ending on the third business day prior to the date on which notice of the redemption is given (the “Redemption Date”), and provided that the common shares issuable upon exercise of such 2020 Warrants have been registered, qualified or are exempt from registration or qualification under the Securities Act and under the securities laws of the state of residence of the registered holder of the 2020 Warrant. The 2020 Warrants were deemed to qualify for equity classification under authoritative accounting guidance. As of June 30, 2020, 5,000,000 of the 2020 warrants were issued and outstanding.

Governance Agreement

In connection with the closing of the 2020 Private Placement, the Company, Steiner Leisure and, solely for the purpose of Section 18 thereof, Haymaker, entered into a Governance Agreement (the “Governance Agreement”), pursuant to which, Steiner Leisure and certain of its affiliates were granted certain consent, director designation, and other rights with respect to the Company. The Governance Agreement superseded the Director Designation Agreement, dated as of November 1, 2018, by and among the Company, Steiner Leisure and Haymaker. Under the terms of the Governance Agreement, among other things, Steiner Leisure has the right to designate and appoint two directors so long as Steiner Leisure and its affiliates own at least 15% of the issued and outstanding common shares and one director so long as Steiner Leisure and its affiliates own at least 5% of the issued and outstanding common shares.

Dividends Declared Per Common Share

On March 24, 2020, the Company announced that it is deferring payment of its dividend declared on February 26, 2020, for payment on May 29, 2020, to shareholders of record on April 10, 2020, until the Board of Directors reapproves its payment; and withdrawing its dividend program until further notice.

Public and Private Warrants

During the six months ended June 30, 2020, the Company repurchased 348,521 warrants for a total of $0.9 million in open market transactions. As of June 30, 2020, 24,150,379 public and private warrants were issued and outstanding.

7. STOCK-BASED EMPLOYEE COMPENSATION

Successor:

Restricted Share Units

On January 21, 2020, the Company granted 181,521 time-based restricted share unit awards to certain employees which vest in equal installments over three years.

The following is a summary of restricted share unit activity for the six months ended June 30, 2020:

Restricted Share Units Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Non-Vested share units as of December 31, 2019	60,902	$15.60
Granted	181,521	15.67
Vested	-	-
Canceled	-	-
Non-Vested share units as of June 30, 2020	242,423	$15.66

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

The following is a summary of performance share unit activity for the six months ended June 30, 2020:

Performance Share Unit Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Non-Vested share units as of December 31, 2019	-
Granted	181,521	$15.67
Vested	-	-
Canceled	-	-
Non-Vested share units as of June 30, 2020	181,521	$15.67

The share-based compensation expense for the three months ended June 30, 2020 (Successor) and 2019 (Successor) was $0.4 million and $0 million, respectively. The share-based compensation expense during the six months ended June 30, 2020 (Successor) and for the period for March 20, 2019 to June 30, 2019 (Successor) was $0.8 million and $20.4 million, respectively, which is included as a component of salary and payroll taxes in the accompanying condensed consolidated and combined statements of operations. There was no share-based compensation expense for the period from January 1, 2019 to March 19, 2019 (Predecessor).

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

Total equity was adjusted during the six months ended June 30, 2020 (Successor) due to the purchase of noncontrolling interest by the Company as follows (in thousands):

Six Months Ended June 30, 2020
Decrease in noncontrolling interest	(4,113)
Decrease in additional paid-in capital	(6,697)

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's consolidated balance sheets and was $0.6 million and $0.8 million as of June 30, 2020 and December 31, 2019, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of June 30, 2020 and December 31, 2019.

Contract Balances (in thousands)

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of June 30, 2020, and December 31, 2019, our receivables from contracts with customers were $3,369 and $30,513, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Successor				Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	March 20, 2019 to June 30, 2019	January 1, 2019 to March 19, 2019
Service Revenues:
Maritime	$119	$96,606	$80,933	$109,719	$81,170
Destination resorts	95	10,679	8,854	12,279	10,110
Total service revenues	214	107,285	89,787	121,998	91,280
Product revenues:
Maritime	-	31,846	23,381	35,926	25,794
Destination resorts	8	552	622	658	633
Timetospa.com	776	747	1,515	862	745
Total product revenues	784	33,145	25,518	37,446	27,172

Total revenues	$998	$140,430	$115,305	$159,444	$118,452

10. RELATED PARTY TRANSACTIONS

Predecessor:

The Company received services and support from various functions performed by Parent. These expenses relate to allocations of Parent corporate overhead.

Successor:

As discussed in Note 6 - Equity, on April 30, 2020, we entered into the Investment Agreement with Steiner Leisure and certain other investors, including members of our management and Board of Directors (collectively, the “Co-Investors” and, together with Steiner Leisure, the “Investors”). Pursuant the Investment Agreement, we completed the 2020 Private Placement.

Predecessor and Successor:

Effective December 31, 2019, the Company and SMS have terminated the transition services agreement (the “Transition Services Agreement”) pursuant to which SMS had provided the Company with certain services, including accounting, information technology and legal services. The Company has substantially transitioned such services to its control.

Effective March 31, 2020, the Company and Nemo Investor Aggregator, Limited (the parent company of Steiner Leisure) have terminated the Executive Services Agreement pursuant to which the Company made available Mr. Leonard Fluxman, our Executive Chairman, and Mr. Stephen Lazarus, our Chief Financial Officer and Chief Executive Officer, to provide certain ongoing executive services to Nemo. The Company has determined it to be in its best interests to have Mr. Fluxman and Mr. Lazarus be unrestricted in any respect regarding their availability to manage the Company’s business, particularly during the current unprecedented conditions caused by the global COVID-19 pandemic.

The Company entered into a Management Agreement dated May 25, 2018 and amended and restated October 25, 2018, with Bliss World LLC, an indirect subsidiary of Steiner Leisure, which became effective at the time of the closing of the Business Combination.  The Management Agreement provides that the Company will manage the operations of nine U.S. health and wellness centers on behalf of Bliss World LLC in exchange for approximately $1.25 million in the aggregate for the year ended December 31, 2019.  Subject to certain customary early termination rights, the agreement terminates, with respect to each health and wellness center, upon expiration or termination of the respective lease for each such health and wellness center.  As of June 30, 2020, one health and wellness center remains subject to lease and ongoing operations.

Effective August 12, 2020, the Company and SMS have terminated the sublease of the Coral Gables Lease (the “Sublease”).

The Company and SMS have entered into an Operational Services Agreement effective January 1, 2020, pursuant to which the Company will provide SMS with certain services including with respect to accounting, human resources, information technology, and office related support.  This agreement will terminate effective December 31, 2020, and provides that SMS will pay the Company for its services.

The total fee for all the aforementioned agreements to be received by the Company in 2020 is $0.5 million, of which during the three and six months ended June 30, 2020, the Company recorded approximately $0.2 million as a reduction of salary and payroll taxes expenses and service revenues related to these agreements.

The Transition Services Agreement, Executive Services Agreement, Management Agreement and Sublease are discussed in Note 16 to the Consolidated Financial Statements in the 2019 Form 10-K.

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	March 20, 2019 to	January 1, 2019 to
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	March 19, 2019
Revenues:
U.S.	791	$8,576	$8,127	$9,283	$6,008
Not connected to a country	102	125,843	101,774	142,855	106,886
Other	105	6,011	5,404	7,306	5,558
Total	$998	$140,430	$115,305	$159,444	$118,452

	As of
	June 30, 2020	December 31, 2019
Property and equipment, net:
U.S.	$7,853	$9,965
Not connected to a country	7,164	6,826
Other	5,330	5,950
Total	$20,347	$22,741

12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2020 (Successor) and for the period from March 20, 2019 to March 31, 2019 (Successor) and from January 1, 2019 to March 19, 2019 (Predecessor), respectively (in thousands):

	Successor				Predecessor
	Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2020			Accumulated Other Comprehensive Income (Loss) for the period from March 20, 2019 to June 30, 2019 (2)	Accumulated Other Comprehensive Income (Loss) for the period from January 1, 2019 to March 19, 2019 (2)
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Foreign Currency Translation Adjustments
Accumulated other comprehensive (loss) income, beginning of the period	$(183)	$902	$719	$-	$(649)
Other comprehensive (loss) income before reclassifications	(304)	(7,054)	(7,358)	(391)	(165)
Amounts reclassified from accumulated other comprehensive loss	-	370	370	-	-
Net current period other comprehensive loss	(304)	(6,684)	(6,988)	(391)	(165)
Ending balance	$(487)	$(5,782)	$(6,269)	$(391)	$(814)
(1)	See Note 13 – Fair Value Measurements and Derivatives.
(2)

For the period from March 20, 2019 to June 30, 2019 (Successor) and for the period from January 1, 2019 to March 19, 2019 (Predecessor), the only component of other comprehensive income (loss) was foreign currency translation adjustments.

13. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

The Company’s outstanding long-term debt as of June 30, 2020 (Successor) was recently originated and bears variable interest rates. As a result, the Company believes that the fair value of long-term debt as of June 30, 2020 and December 31, 2019, respectively, approximates its carrying amount. As the fair value estimate of the long-term debt generally requires the use of a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, the Company concluded that this fair value estimate represents a Level 3 measurement in the fair value hierarchy.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2020 Using				Fair Value Measurements at December 31, 2019 Using
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$-	$	$	$	$250	$-	$250	$-
Derivative financial instruments (1)	Other non-current assets	-	-	-	-	652	-	652	-
Total Assets		-	-	-	-	902	-	902	-

Liabilities:
Derivative financial instruments (1)	Other current liabilities	-	-	1,920	-	-	-	-	-
Derivative financial instruments (1)	Other long term liabilities	-	-	3,862	-	-	-	-	-
Total Liabilities		$-	$-	$5,782	$-	$-	$-	$-	$-
(1)Consists of an interest rate swap.

Derivatives

Successor:

Market risk associated with the Company’s long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.

The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of its hedged forecasted transactions. The Company uses regression analysis for this hedge relationship and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. The Company classifies derivative instrument cash flows from hedges of benchmark interest rates as operating activities due to the nature of the hedged item. If it is determined that the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings.

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of June 30, 2020 and December 31, 2019, the notional amount is $163.1 million and $173.9 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $2.0 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

Derivative	Amount of Loss Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain Reclassified From Accumulated Other Comprehensive Income (Loss) into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income

	Three months ended June 30, 2020	Six months ended June 30, 2020		Three months ended June 30, 2020	Six months ended June 30, 2020

Interest rate swap	$(1,098)	$(7,054)	Interest expense	408	$370
Total	$(1,098)	$(7,054)		$408	$370

Predecessor:

During the period from January 1, 2019 to March 19, 2019, the Company did not enter into or transact any derivative contracts designated as cash flows hedges.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Trade Name

(Successor):

We recognized goodwill impairment charges of $190 million for the two segment reporting units and an impairment charge of $0.7 million for the trade name during the six months ended June 30, 2020 (see Note 4). The determination of our reporting units' goodwill and trade name fair values includes numerous assumptions that are subject to various risks and uncertainties.

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

The trade name was valued through application of the relief from royalty method and the significant assumptions used in the valuation are considered Level 3 inputs. Under this method, a royalty rate is applied to the revenues associated with the trade name to capture value associated with use of the name as if licensed. The resulting royalty savings are then discounted to present fair value at rates reflective of the risk and return expectations of the interests to derive its fair value as of the impairment testing date.

14. INCOME TAXES

For the three months ended June 30, 2020 and 2019, we have a tax benefit of $0.015 million and $0.7 million, respectively. The Company recorded an income tax expense of approximately $1.8 million, $0.014 million and $0.1 million for the six months ended June 30, 2020 (Successor), period from March 20, 2019 to June 31, 2019 (Successor) and period from January 1, 2019 to March 19, 2019 (Predecessor), respectively. The tax provision for the six months ended June 30, 2020 also includes a $1.7 million increase in valuation allowance recorded as a discrete period item in the first quarter of 2020 as a result of change in judgement about the realizability of the deferred tax assets in future years.

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

15. COMMITMENTS AND CONTINGENCIES

In February 2020, the Company received a formal assessment by a foreign tax authority over how the value added tax (“VAT”)  law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $0.2 million for this matter as of June 30, 2020. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Our highly trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard cruise ships and at destination resorts globally. With over 90% market share in the highly attractive outsourced maritime health and wellness market, we are the market leader at approximately 10x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform as well as decades-long relationships with cruise and destination resort partners. Throughout our history, our mission has been simple—helping guests look and feel their best during and after their stay.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was initially reported in Wuhan, China. Shortly thereafter, the World Health Organization declared COVID-19 to be a “Public Health Emergency of International Concern” affecting all parts of the world on a global-scale. On March 8, 2020 the U.S. Department of State issued a warning for U.S. citizens to not travel by cruise ship, and this was soon followed by stringent restrictions on international travel and immigration by the U.S. and many other countries across Asia, Europe and South America. The cruise industry in the U.S. is subject to the U.S. Centers for Disease Control and Prevention (“CDC”) No Sail Order, which was extended on April 9, 2020 and July 16, 2020 to continue until the earliest of: (i) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency; (ii) the date the Director of the CDC rescinds or modifies the No Sail Order; or (iii) September 30, 2020. The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic is currently impacting global operations in the travel and hospitality industry world-wide by necessitating the closure of destination resorts, travel and hospitality services and significantly reducing demand worldwide for travel and hospitality services.

The Company has swiftly undertaken a number of proactive measures to mitigate the financial and operational impacts of COVID-19, including the following:

•

On June 12, 2020, the Company closed the 2020 Private Placement of $75 million in common equity and warrants to Steiner Leisure and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and certain members of OSW management and its Board of Directors;

•	Closed all spas on ships where voyages have been cancelled;
•	Closed the majority of U.S. Caribbean-based and Asian-based destination resort spas;
•	Repatriated 97% of all cruise ship personnel, eliminating all ongoing expenses related to these employees;
•	Continued to work with cruise line partners and governmental authorities to repatriate substantially all remaining cruise ship personnel as soon as is practical;
•	Furloughed 96% of U.S. and Caribbean-based destination resort spa personnel and implemented furloughs or salary reductions for all corporate personnel;
•	Eliminated all non-essential operating and capital expenditures;
•	Withdrew its dividend program until further notice and deferred payment of the dividend declared on February 26, 2020 until approved by the Board of Directors; and
•	Borrowed $7 million, net on its revolving credit facility.

Under these unprecedented global market conditions, we are focused first and foremost on the safety of our staff and on maintaining our high state of readiness when normalized operations return.

This action plan includes cost mitigation and cash conservation initiatives the Company has deployed to preserve and enhance liquidity and is part of an overall plan that also contemplates additional sources of capital and liquidity. However, the COVID-19 pandemic has caused significant disruptions to financial markets and we cannot be certain that we will be able to access additional capital in the future on acceptable terms, or at all. See “Risk Factors—Risks Related to Liquidity”.

To date we have incurred, and expect to continue to incur, significant costs with no meaningful revenue to offset those costs until the outbreak of COVID-19 is contained. The Company anticipates significant operating expenses, administrative operating costs, and interest expense during the suspension of operations. We may also incur additional COVID-19 related costs if we are subject to greater hygiene-related protocol in our services that are mandated by government authorities or other international authorities. In addition, the industry as a whole may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement.

The COVID-19 pandemic and its consequences have reduced travel and demand for our services, which has and will continue to dramatically impact our business, operations, and financial results. We cannot presently estimate the extent to which the pandemic will impact our business, operations and financial results, which will depend on a number of factors, including the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel; and how quickly economies, travel activity, and demand for our services recovers after the pandemic subsides. We expect the negative impact of the COVID-19 pandemic to continue in the third quarter of 2020, and to materially negatively impact our operations and financial condition in fiscal year 2020 and possibly thereafter. See “Risk Factors—Risks Related to Operations”.

Our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our hotel land-based spas are dependent on the hospitality industry for their success. The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced since March 2020 in the United States and other world economies created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. The cruise industry has experienced a near complete cessation of its operations as a result of the No Sail Order issued by the CDC in an effort to reduce the impact of COVID-19. It has never before experienced a complete cessation of its operations. The public concern over the outbreak of the COVID-19 pandemic, coupled with a drop in demand for international travel and leisure, restrictions on international travel and immigration has adversely affected the demand for our services and has consequently adversely affected the results of our operations and our financial condition. In order for the cruise industry to maintain its market share in difficult economic environments, cruise lines have at times offered discounted fares to prospective passengers. Passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. These challenging economic conditions have had a material adverse effect on the cruise and hospitality industries and on our results of operations and financial condition, and we expect them to continue to have a material adverse effect for 2020 and possibly thereafter.

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew almost all of our cruise line agreements that expired or were scheduled to expire. In 2019, we signed an agreement with Celebrity Cruises as the exclusive operator of health and wellness centers on Celebrity’s entire fleet, increasing the Celebrity vessels on which we operated in 2020 by nine, extended our current agreement with Norwegian Cruise Lines through 2024, won a contract with the new lifestyle brand Virgin Voyages to operate the spa and wellness offerings onboard the first three Virgin vessels, and entered into an amended agreement with P&O Cruises to extend our operations on P&O’s vessels for the next five years.

As discussed above, the COVID-19 outbreak is currently impacting global economic conditions, the Health & Wellness industry, and other industries in which we do business. Temporary closures of businesses have been ordered and individuals’ ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. These actions are expected to continue. The COVID-19 outbreak has had a significant effect on our business and is expected to continue to have a significant effect on our results of operations and financial condition during the remainder of fiscal 2020, although the full financial impact on our business cannot be reasonably estimated at this time.

Matters Affecting Comparability

On March 19, 2019, we consummated the previously announced Business Combination pursuant to the Transaction Agreement.

“OSW Predecessor” is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and Steiner Marks Limited, (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC, Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., OneSpaWorld Resort Spas (North Carolina), Inc. (formerly known as Steiner Resort Spas (North Carolina), Inc.), OSW SoHo LLC, OSW Distribution LLC, World of Wellness Training Limited (formerly known as Steiner Training Limited), STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited (formerly known as STO Medispa Limited), Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited (subsequently dissolved), The Onboard Spa by Steiner (Shanghai) Co., Ltd., Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C., Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure (the noncontrolling interest in which was subsequently purchased by the Company), and (iv) the timetospa.com website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.), subsequently transferred to OneSpaWorld.

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

The Company is not reporting the financial indicators above due to the effect of COVID-19 on its business, as the comparison of these key performance indicators for the three and six months ended June 30, 2020 is not meaningful.

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

•

Product revenues. Product revenues consist primarily of sales of health and wellness products, such as facial skincare, body care, orthotics, and detox supplements to cruise ship passengers, destination resort guests and timetospa.com customers.

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

Salary and payroll taxes. Salary and payroll taxes are comprised of employee expenses associated with corporate and administrative functions that support our business, including fees for employee salaries, bonuses, payroll taxes, pension/401(k), stock-based awards and other employee costs.

Amortization of intangible assets. Amortization of intangible assets are comprised of the amortization of intangible assets with definite useful lives (e.g. retail concession agreements, destination resort agreements, licensing agreements) and amortization expenses associated with the 2015 acquisition by a consortium led by L Catterton of Steiner Leisure, the holding company of OneSpaWorld, and the Business Combination.

Goodwill and trade name impairment charges. Goodwill and trade name impairment charges is comprised of impairments to both goodwill and intangibles as a result of the effect of COVID-19 on the Company’s expected future operating cash flows.

Other income (expense), net. Other expense consists of interest expense.

Provision for income taxes. Provision for income taxes includes current and deferred federal income tax expenses, as well as state and local income taxes. See “—Critical Accounting Policies—Income Taxes” included in our Form 10-K for the year ended December 31, 2019 (the “2019 10-K”).

Net income. Net income consists of income from operations less other income (expense) and provision for income taxes.

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, but not limited to:

•

COVID-19 has had, and is expected to continue to have, a material adverse impact on our revenues, financial condition, operations and liquidity. The current and uncertain future impact of the COVID-19 outbreak, including the No Sail Order and the effect of the COVID-19 outbreak on the ability or desire of people to travel (including on cruises), is expected to continue to negatively impact our results, operations, outlook, plans, growth, cash flows, liquidity, and stock price.

•

The number of ships and destination resorts in which we operate health and wellness centers. Revenue is impacted by net new ship growth, ships out of service, unanticipated dry-docks, ships prevented from sailing due to outbreaks of illnesses, such as the recent COVID-19 outbreak, and the number of destination resort health and wellness centers operating in each period.

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

•

The mix of cruise geography and itinerary. Revenue generated per shipboard health and wellness center is influenced by each cruise itinerary including the number of sea versus port days, which impacts center utilization, as well as the geographic sailing region, which may impact offerings of services and products to best address guest preferences.

•

Collaboration with cruise line partners including targeted marketing and promotion initiatives as well as implementation of proprietary technologies to increase center utilization via pre-booking and pre-payment. We had been directly marketing and distributing promotions to onboard passengers as a result of enhanced collaboration with select cruise line partners. We had also begun to implement proprietary pre-booking and pre-payment technology platforms that interface with our cruise line partners’ pre-cruise planning systems. These areas of increased collaboration with cruise line partners had resulted in higher revenue generation across our health and wellness centers prior to the cessation of voyages caused by COVID-19.

•

The impact of weather. Our health and wellness centers onboard cruise ships and in select destination resorts may be negatively affected by hurricanes. The negative impact of hurricanes is highest during peak hurricane season from August to October.

The effect of each of these factors on our revenues and financial performance varies from period to period, but we expect the COVID-19 outbreak to continue to negatively impact our revenues and financial performance throughout the rest of 2020 and possibly thereafter.

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated and Combined Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2020 and June 30, 2019

	Successor
	Consolidated
	Three Months Ended June 30, 2020	% of Total Revenue	Three Months Ended June 30, 2019	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$214	21%	$107,285	76%
Product revenues	784	79%	33,145	24%
Total revenues	998	100%	140,430	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	12,559	1258%	90,642	65%
Cost of products	1,623	163%	28,604	20%
Administrative	4,940	495%	4,346	3%
Salary and payroll taxes	5,091	510%	4,249	3%
Amortization of intangible assets	4,206	421%	4,491	3%
Total cost of revenues and operating expenses	28,419	2848%	132,332	94%
(Loss) income from operations	(27,421)	-2748%	8,098	6%
OTHER EXPENSE, NET:
Interest expense	(4,001)	-401%	(4,271)	-3%
Total other expense, net	(4,001)	-401%	(4,271)	-3%
(Loss) income before income taxes	(31,422)	-3148%	3,827	3%
INCOME TAX BENEFIT	(15)	-2%	(732)	-1%
NET (LOSS) INCOME	(31,407)	-3147%	4,559	3%
Net income attributable to noncontrolling interest	—	—	950	1%
NET (LOSS) INCOME ATTRIBUTABLE TO ONESPAWORLD AND PARENT, RESPECTIVELY	$(31,407)	-3147%	$3,609	3%
NET (LOSS) INCOME PER VOTING AND NON-VOTING SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$(0.48)		$0.06
Diluted	$(0.48)		$0.05
WEIGHTED AVERAGE SHARES OTSTANDING:
Basic	65,916		61,118
Diluted	65,916		72,047

Revenues

Revenues for the three months ended June 30, 2020 were $1.0 million, a decrease of $139.4 million, or 99%, compared to $140.4 million, for the three months ended June 30, 2019. The decrease was driven by the impact of the COVID-19 pandemic, which resulted in cancelled voyages and closed destination resort health and wellness centers globally during the three months ended June 30, 2020.

The breakdown of revenue between service and product revenues was as follows:

•

Service revenues. Service Revenues for the three months ended June 30, 2020 were $0.2 million, a decrease of $107.1 million, or 100%, compared to $107.3 million for the three months ended June 30, 2019.

•	Product revenues. Product Revenues for the three months ended June 30, 2020 were $0.8 million, a decrease of $32.3 million, or 98%, compared to $33.1 million for the three months ended June 30, 2019.

Cost of services Cost of services for the three months ended June 30, 2020 were $12.6 million, a decrease of $78.1 million, or 86%, compared to $90.7 million for the three months ended June 30, 2019. The decrease was primarily attributable to the nearly 100% decrease in service revenues between such periods.

Cost of products. Cost of products for the three months ended June 30, 2020 were $1.6 million, a decrease of $27.0 million, or 94%, compared to $28.6 million for the three months ended June 30, 2019. The decrease was primarily attributable to the 98% decrease in product revenues between such periods and the establishment of a $0.5 million inventory reserve during the second quarter of fiscal 2020.

Administrative. Administrative expenses for the three months ended June 30, 2020 were $4.9 million, an increase of $0.6 million, or 14% compared to $4.3 million for the three months ended June 30, 2019. The increase was primarily attributable to an allowance for accounts receivable of $0.2 million and a $0.2 million accrual in connection with a formal assessment by a foreign tax authority over how the value added tax law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as a result of the Business Combination.

Salary and payroll taxes. Salary and payroll taxes for the three months ended June 30, 2020 were $5.1 million, an increase of $0.9 million, or 20% compared to $4.2 million for the three months ended June 30, 2019, respectively. The increase was primarily attributable to non-cash stock-based compensation expense, the reduction of services performed pursuant to the Executive Services Agreement in 2020, and costs incurred in connection with furloughs of Company personnel intended to mitigate the financial and operational impacts of COVID-19.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2020 were $4.2 million, a decrease of $0.3 million, or 6%, compared to $4.5 million for the three months ended June 30, 2019. The decrease in amortization of intangible assets was primarily driven by the timing of the fair value adjustment in connection with the Business Combination.

Other income expense, net. Other expense, principally interest expense, for the three months ended June 30, 2020 was $4.0 million, a decrease of $0.3 million, or 6%, compared to $4.3 million for the three months ended June 30, 2019. The decrease in other income expense, net was primarily the result of lower interest rates for the three months ended June 30, 2020 as compared to the comparable period in 2019.

Benefit for income taxes. Benefit for income taxes for the three months ended June 30, 2020 was $15 thousand, a decrease of $0.7 million, or 98% compared to $0.7 million for the three months ended June 30, 2019. The decrease in Benefit for income taxes was attributable to applying a negative tax rate to a lower year-to-date loss in fiscal 2019.

Net (loss) income. Net (loss) income for the three months ended June 30, 2020 was $(31.4) million, a decrease of $36.0 million, or 789% compared to $4.6 million for the three months ended June 30, 2019. The decrease was primarily related to impact of the COVID-19 pandemic, including the cancelled voyages and closed destination resort health and wellness centers globally during the three months ended June 30, 2020.

Comparison of Results for the Six Months Ended June 30, 2020 (Successor) and for the periods from March 20, 2019 to June 30, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor)

The following table presents operations for two periods in 2019, Predecessor 2019 Period and Successor 2019 Period, which relate to the period preceding and the period succeeding the Business Combination, respectively. References to the “Successor 2019 Period” refer to the period from March 20, 2019 to June 30, 2019 and references to the “Predecessor 2019 Period” refer to the period from January 1, 2019 to March 19, 2019.

	Successor				Predecessor
	Consolidated				Combined
	Six Months Ended June 30, 2020	% of Total Revenue	March 20, 2019 to June 30, 2019	% of Total Revenue	January 1, 2019 to March 19, 2019	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$89,787	78%	$121,998	77%	$91,280	77%
Product revenues	25,518	22%	37,446	23%	27,172	23%
Total revenues	115,305	100%	159,444	100%	118,452	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	93,138	81%	103,028	65%	76,836	65%
Cost of products	23,759	21%	32,194	20%	23,957	20%
Administrative	9,523	8%	6,863	4%	2,498	2%
Salary and payroll taxes	10,263	9%	25,464	16%	29,349	25%
Amortization of intangible assets	8,412	7%	5,073	3%	755	1%
Goodwill and trade name impairment charges	190,777	165%	—	0%	—	0%
Total cost of revenues and operating expenses	335,872	291%	172,622	108%	133,395	113%
Loss from operations	(220,567)	-191%	(13,178)	-8%	(14,943)	-13%
OTHER EXPENSE, NET:
Interest expense	(7,744)	-7%	(4,828)	-3%	(6,316)	-5%
Loss on extinguishment of debt	—	—	—	0%	(3,413)	-3%
Total other expense, net	(7,744)	-7%	(4,828)	-3%	(9,729)	-8%
Loss before provision for income taxes	(228,311)	-198%	(18,006)	-11%	(24,672)	-21%
PROVISION FOR INCOME TAXES	1,758	2%	14	0%	109	0%
NET LOSS	(230,069)	-200%	(18,020)	-11%	(24,781)	-21%
Net income attributable to noncontrolling interest	—	—	1,054	1%	678	1%
NET LOSS ATTRIBUTABLE TO ONESPAWORLD AND PARENT, RESPECTIVELY	$(230,069)	-200%	$(19,074)	-12%	$(25,459)	-21%
NET LOSS PER SHARE VOTING AND NON-VOTING ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic and diluted loss per share	$(3.62)		$(0.31)
Basic and diluted weighted average shares outstanding	63,543		61,118

Revenues

Revenues for the six months ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $115.3 million, $159.4  million and $118.5 million, respectively. The decrease for the six months ended June 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $162.6 million, or 59%. The decrease was significantly driven by the COVID-19 pandemic, which resulted in the cancellation of all cruise ship voyages and closure of all destination resort health and wellness centers where we operate during mid-March 2020 through June 30, 2020.

The break-down of revenue between service and product revenues was as follows:

•

Service revenues. Service Revenues for the six months ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $89.8 million, $122.0 million and $91.3 million, respectively. The decrease for the six months ended June 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $123.5 million, or 58%.

•

Product revenues. Product Revenues for the six months ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $25.5 million, $37.4 million, and $27.2 million, respectively. The decrease for the six months ended June 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $39.1 million, or 61%.

Cost of services. Cost of services for the six months ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $93.1 million, $103.0 million, and $76.8 million, respectively. The decrease for the six months ended June 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $86.7 million, or 48%. The decrease was primarily attributable to the impact of the COVID-19 pandemic.

Cost of products. Cost of products for the six months ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $23.8 million, $32.2 million and $24.0 million, respectively. The decrease for the six months ended June 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $32.4 million or 58%. The decrease was primarily the result of the impact of the COVID-19 pandemic.

Administrative. Administrative expenses for the six months ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $9.5 million, $6.9 million and $2.5 million, respectively. The increase for the six months ended June 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $0.2 million, or 2%.

Salary and payroll taxes. Salary and payroll taxes for the six months ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $10.3 million, $25.5 million, and $29.3 million, respectively.  The decrease for the six months ended June 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $44.6 million, or 81%. The decrease was driven by $20.4 million related to stock options that fully vested upon grant to certain directors and executives in the Successor 2019 Period and $26.3 million in change in control payments pursuant to agreements entered into in 2016 that were earned upon consummation of the Business Combination for services rendered prior to the Business Combination in the Predecessor 2019 Period. The six months ended June 30, 2020 had $0.9 million of non-cash stock-based compensation expense, the reduction of services performed pursuant to the Executive Services Agreement in 2020, and costs incurred in connection with furloughs of Company personnel intended to mitigate the financial and operational impacts of COVID-19.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $8.4 million, $5.1 million and $0.8 million, respectively. The increase for the six months ended June 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $2.6 million, or 44%. The increase was a result of the new basis of intangible assets identified in the Business Combination.

Goodwill and trade name impairment charges. Goodwill and trade name impairment charges for the six months ended June 30, 2020 were $190.8 million. This was comprised of goodwill and trade name impairment charges recognized during the three months ended March 31, 2020 of $190.1 million and $0.7 million, respectively.

Other income (expense), net. Other income (expense) for the six months ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $7.7 million, $4.8 million, and $9.7 million, respectively. The decrease for the six months ended June 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $6.8 million, or 47%. The decrease was attributable to the fact that the 2019 Predecessor Period included extinguishment of debt associated with the payoff of the pre-existing debt by the Parent of the Company’s predecessor.

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $1.8 million, $0.01 million, and $0.1 million, respectively. The increase for the six months ended June 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $1.6 million, or 1,329%. The increase was driven by a $1.7 million increase in valuation allowance related to the Company’s beginning-of-year deferred tax assets that are not realizable during the six months ended June 30, 2020 period.

Net loss. Net loss for the six months ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $230.1 million, $18.0 million, and $24.8 million, respectively. The decrease for the six months ended June 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $187.3 million, or 438%. The decrease was as a result of $190.8 million in goodwill and trade name impairment charges recognized during the three months ended March 31, 2020 and the impact of the COVID-19 pandemic in the six months ended June 30, 2020, partially offset by $20.4 million in expenses related to stock-based compensation during the Successor 2019 Period, and $26.3 million in change in control payments earned upon consummation of the Business Combination during the Predecessor 2019 Period.

Liquidity and Capital Resources

Overview

The regional and global outbreak of COVID-19 has materially negatively impacted and will continue to have a material negative impact on the Company’s operations, results of operations, financial condition and liquidity. Cruise cancellations and hotel closures have materially adversely impacted the Company’s revenues, our ability to provide services, and our operating results. The temporary closing of the Company’s global spa operations has had a materially adverse impact on cash flows from operations and liquidity. The Company’s liquidity and operating results will continue to be negatively impacted until cruise and hospitality industries resume sustained normal operations.

The full extent to which COVID-19 will impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact. As a consequence, the Company cannot estimate the impact on the business, or near- or longer-term financial or operational results with reasonable certainty, but we expect the third quarter of 2020 and results of operations and cash flows from operations for the remainder of 2020 to be severely negatively impacted.

In light of the cruise industry’s response to the COVID-19 pandemic and the No Sail Order issued by the CDC, the Company has taken steps to mitigate the adverse impact of the pandemic, which have included, without limitation:

•

On June 12, 2020, the Company closed its private placement (the “2020 Private Placement”) of $75 million in common equity and warrants to Steiner Leisure and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and certain members of OSW management and its Board of Directors;

•	Closed all spas on ships where voyages have been cancelled;
•	Closed the majority of U.S. Caribbean-based and Asian-based destination resort spas;
•	Repatriated 97% of all cruise ship personnel, eliminating all ongoing expenses related to these employees;

•	Continued to work with cruise line partners and governmental authorities to repatriate substantially all remaining cruise ship personnel as soon as is practical;
•	Furloughed 96% of U.S. and Caribbean-based destination resort spa personnel and implemented furloughs or salary reductions for all corporate personnel;
•	Eliminated all non-essential operating and capital expenditures;
•	Withdrew its dividend program until further notice and deferred payment of the dividend declared on February 26, 2020 until approved by the Board of Directors; and
•	Borrowed $7 million on its revolving credit facility.

Given the above actions and our assumptions about the future impact of COVID-19, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreement for the next 12 months based on our current level of unrestricted cash.

We have historically funded our operations with cash flow from operations, except with respect to certain expenses and operating costs that had been paid by Steiner Leisure on our behalf prior to the Business Combination, and, when needed, with borrowings under our term loan and revolving credit facility. Prior to the Business Combination, Steiner Leisure had paid on our behalf expenses associated with the allocation of Parent corporate overhead and costs associated with the purchase of products from related parties and forgiven by Steiner Leisure. Historical operating cash flows for the periods prior to the Business Combination exclude OSW Predecessor’s expenses and operating costs paid by Steiner Leisure on our behalf. Consequently, our combined historical cash flows may not be indicative of cash flows had we been a separate stand-alone entity, or of our future cash flows.

Our principal uses for liquidity prior to the Business Combination had been distributions to Steiner Leisure, debt service and working capital. Subsequent to the Business Combination, including during this period subject to the impact of COVID-19, our principal uses for liquidity have been funding of our operations and debt service and, as a result of the impact of COVID-19, the issuance of our common stock.

Cash Flows

The following table presents operations for the six months ended June 30, 2020, Successor 2019 Period and Predecessor 2019 period, which relate to the period preceding and the period succeeding the Business Combination, respectively. References to the “Successor 2019 Period” refer to the period from March 20, 2019 to June 30, 2019 and references to the “Predecessor 2019 Period” refer to the period from January 1, 2019 to March 19, 2019.

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2020	March 20, 2019 to June 30, 2019	January 1, 2019 to March 19, 2019

Net loss	$(230,069)	$(18,020)	$(24,781)
Depreciation & amortization	12,337	7,954	1,989
Goodwill and trade name impairment charges	190,777
Amortization of deferred financing costs	513	301	213
Stock-based compensation	850	20,371	—
Provision for doubtful accounts	162	—	8
Inventory write-downs	500	—	—
Deferred income taxes	1,671	(77)	—
Loss on extinguishment of debt	—	—	3,413
Change in working capital	14,544	(35,281)	22,891
Cash Flow (Used in) Provided by Operating Activities	(8,715)	(24,752)	3,733
Capital expenditures	(1,532)	(1,243)	(517)
Acquisition of OSW Predecessor	—	(670,044)	—
Cash Flow Used in Investing Activities	(1,532)	(671,287)	(517)
Proceeds from issuance of common shares	—	122,499	—
Cash contribution from Haymaker	—	349,390	—
Proceeds from 2020 private placement, net of issuance cost	72,012	—	—
Proceeds from the term loan and revolver facilities	20,000	245,900	—
Payment of deferred financing costs	—	(6,892)	—
Repayment on the term loan and revolver facilities	(13,000)	(5,021)	—
Purchase of public warrants	(879)	—	—
Proceeds from amounts due from parent	—	3,187	—
Net Distributions to Parent and its affiliates	—	—	(4,262)
Cash paid to acquire noncontrolling interest	(10,810)	—	—
Distribution to noncontrolling interest	(4,011)	—	(267)
Cash Flow Provided by (Used in) Financing Activities	63,312	709,063	(4,529)
Effect of exchange rate changes on cash	(304)	(351)	649
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	$52,761	$12,673	$(664)

Comparison of Results for the six months ended June 30, 2020, the periods from March 20, 2019 to June 30, 2019 and January 1, 2019 to March 19, 2019

Operating activities. Our net cash provided by (used in) operating activities for the six months ended June 30, 2020, the Successor 2019 Period and the Predecessor 2019 Period were ($8.7) million, $(24.8) million and $3.7 million, respectively. In the six months ended June 30, 2020, the Company ceased meaningful revenue generation at the end of the first quarter, while incurring significant costs related to the housing and repatriation costs of Company personnel onboard cruise ships, as well as costs incurred in preparation for cruise ship layups. Subsequently, the Company continued to pay repatriation costs and corporate expenses leading to the cash deficit. In the Successor 2019 Period, the Company made the change of control payments of $26.3 million payable upon consummation of the Business Combination.

Investing activities. Our net cash used in investing activities for the six months ended June 30, 2020, the Successor 2019 Period and the Predecessor 2019 Period were $(1.5) million, $(671.3) million and $(0.5) million, respectively. In the Successor 2019 Period, net payments of $805.2 million for acquisition of OSW Predecessor were completed.

Financing activities. Our net cash provided by (used in) financing activities for the six months ended June 30, 2020, the Successor 2019 Period and the Predecessor 2019 Period were $63.3 million, $709.1 million and $(4.5) million, respectively. In the six months ended June 30, 2020, the Company closed its 2020 Private Placement of $75 million in common equity and warrants as discussed above and the Company purchased the 40% noncontrolling interest of Medispa Limited for $12.3 million in a combination of $10.8 million in cash and 98,753 shares of the Company’s common stock at a share price of $15.26. In the Successor 2019 Period, financing activities of $122.5 million, $349.4 million and

$239.4 million related to proceeds from the issuance of common shares, Haymaker cash contributions, and proceeds related to the term loan and revolver facilities, net of repayments, respectively, were undertaken in connection with the Business Combination.

Seasonality

A significant portion of our revenues are generated onboard cruise ships. Certain cruise lines, and, as a result, we, have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields for us. However, as a result of the COVID-19 outbreak, we expect to continue to experience low revenue yields in the third quarter of 2020. Further, cruises and destination resort health and wellness centers have been negatively affected by the frequency and intensity of hurricanes. The negative impact of hurricanes is highest during peak hurricane season from August to October.

Contractual Obligations

As of June 30, 2020, our future contractual obligations have not changed significantly from the amounts disclosed in our 2019 10-K.

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

Our critical accounting policies are included in our 2019 10-K. We believe that there have been no significant changes during the six months ended June 30, 2020 to the critical accounting policies disclosed in our 2019 10-K.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements described in our 2019 10-K, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Economic Conditions

The COVID-19 pandemic and its consequences have reduced travel and demand for our services, which has and will continue to dramatically negatively impact our business, operations, and financial results. We cannot presently estimate the extent to which the pandemic will negatively impact our business, operations and financial results, which will depend on a number of factors, including numerous evolving factors that we may not be able to accurately predict or assess, such as the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic conditions, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel; and how quickly economies, travel activity, and demand for our services recovers after the pandemic subsides.

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation. Periods of economic softness have adversely affected our results of operations and financial condition in certain prior years, and we expect will have a negative impact on our financial condition in 2020 and possibly beyond. Weakness in the U.S. dollar compared to the U.K. pound sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

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

•	changes in consumer preferences or the market for the Company’s services;
•	changes in applicable laws or regulations;
•	the availability of competition for opportunities for expansion of the Company’s business;
•	difficulties of managing growth profitably;
•	the loss of one or more members of the Company’s management team;
•	changes in the market for the services and products we offer for sale;
•	the impact of the coronavirus on our results of operations and liquidity for the foreseeable future;
•	other risks and uncertainties included from time to time in the Company’s reports (including all amendments to those reports) filed with the U.S. Securities and Exchange Commission;
•	other risks and uncertainties indicated in our 2019 10-K, including those set forth under the section entitled “Risk Factors”; and
•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These risks and other risks are detailed in our 2019 10-K filed with the Securities and Exchange Commission and in this report under the heading “Risk Factors”. Our 2019 10-K and this report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these risks. For a discussion of the risks involved in our business and investing in our common shares, see the section entitled “Risk Factors” below in this report and in our 2019 10-K.

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

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The following risk factors are provided to update the risk factors of the Company previously disclosed in the Company’s 2019 10-K, Part II, Item 1A. “Risk Factors”. However, the risks and uncertainties that we face are not limited to those set forth in the 2019 Form 10-K, as supplemented and updated herein. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to economic and operating conditions.

COVID-19 has had, and is expected to continue to have, a material adverse impact on our financial condition, operations and liquidity. The current and uncertain future impact of the COVID-19 outbreak, including the length and restrictions imposed by global government interventions and its effect on the ability or desire of people to travel (including on cruises), is expected to continue to have a material adverse impact our results, operations, outlook, plans, growth, cash flows, liquidity, and stock price.

In December 2019, COVID-19 was initially reported in Wuhan, China. Shortly thereafter, the World Health Organization declared COVID-19 to be a “Public Health Emergency of International Concern” affecting all parts of the world on a global-scale. On March 8, 2020 the U.S. Department of State issued a warning for US citizens to not travel by cruise ship, and this was soon followed by stringent restrictions on international travel and immigration by the U.S. and many other countries across Asia, Europe and South America. The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic is currently impacting global operations in the travel and hospitality industry worldwide by necessitating the closure of health and wellness centers and destination resorts, and significantly reducing demand worldwide for travel and hospitality services.

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

Risks Related to Operations: On July 16, 2020, the CDC extended the No Sail Order for cruise ships until one of the following occurs: (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) September 30, 2020.  As a result, our cruise line partners have voluntarily extended the suspension of all of their voyages.  Likewise, as of June 30, 2020, all of our Asia, U.S, and Caribbean-based destination resort spas were temporarily closed.  Starting in the first quarter of 2020, and continuing into the second quarter, these shutdowns have had a dramatically negative impact on our operations.  Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform as well as decades-long relationships with cruise and destination resort partners. Due to the impact of COVID-19, we have taken prudently aggressive actions to eliminate or defer all nonessential operating costs and capital investment and increase our financial flexibility, including closing all spas on cruise ships where voyages have been cancelled, and closing all U.S., Caribbean based and Asian based destination resort spas. Additionally, we have increased financial flexibility by securing and reallocating capital resources, including: (i) repatriating 97% of all cruise ship personnel, (ii) continuing to work with cruise line partners and governmental authorities to repatriate substantially all remaining cruise ship personnel as soon as practical, (iii) furloughing 96% of US and Caribbean based destination resort spa personnel and implementing furloughs or salary reductions for all corporate personnel, (iv) eliminating all non-essential operating and capital expenditures, (v) withdrawing the Company dividend program until further notice, and (iv) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty, customer preferences, or our ability to attract and retain employees, destination resort partners or investors, and our reputation and market share may suffer as a result. For example, if our furloughed spa personnel do not return to work with us when the COVID-19 pandemic subsides and voyages resume and resorts reopen, including because they find new jobs during the period of furlough, we may experience operational challenges that impact guest loyalty, consumer preference, and our market share, which could limit our ability to grow and expand our business and could reduce our profits. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans. In addition, cruise lines and/or destination resorts may demand concessions from us once they reopen.

Risks Related to Financial Condition: The COVID-19 pandemic and its consequences have substantially reduced travel, including reduced demand for future cruises and resort stays and, therefore, demand for our services and products, which has materially adversely impacted and is expected to continue to materially adversely impact our business, operations, financial results and liquidity. We cannot presently estimate the extent to which the pandemic will impact our business, operations, financial condition, which will depend on a number of factors, including numerous evolving factors that we may not be able to accurately predict or assess, such as the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and cruises; and how quickly economies, travel and cruise activity, and demand for our services recovers after the pandemic subsides. We expect the negative impact of the COVID-19 pandemic to continue in the third quarter of 2020, and to be materially negative in fiscal year 2020 and possibly thereafter.

Risks Related to Expenses: To date we have incurred, and expect to continue to incur, significant costs caused by the COVID-19 pandemic. In light of the ongoing suspension of cruise voyages, the Company has taken steps to reduce expenses, including to date (i) repatriating 97% of all cruise ship personnel, (ii) furloughing 96% of US and Caribbean based destination resort spa personnel, and (iii) implementing furloughs or salary reductions for all corporate personnel.  Nonetheless, the Company continues to incur significant ongoing operating expenses, administrative operating costs, and interest expense. We may also incur additional COVID-19 related costs if we are subject to greater hygiene-related protocol in our services that are mandated by government authorities or other international authorities. In addition, the industry as whole may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement. COVID-19 may also cause us to incur additional unforeseen expenses. For example, depending on the length of the furloughs of our spa personnel, we may need to make severance payments to some of our furloughed spa personnel, even if we intend to have them return to work in the future. While governments have implemented and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we will be eligible to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or sufficiently mitigating the impacts of COVID-19.

Risks Related to Liquidity: Our funding prospects may be harmed by the impact of COVID-19. COVID-19 has caused heightened volatility and disruptions in the global credit and financial markets, and this may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, and insurance contracts. Additionally, the outbreak of COVID-19 may have adverse negative impacts on restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements. During the three months ended March 31, 2020, we drew down the full amount of $20 million under our revolving credit facility. In June 2020, the Company closed on the Private Placement and received net proceeds of $68.4 million from the issuance of common equity and warrants. Proceeds from the investment were thereafter available for general, corporate and working capital purposes, after paying transaction fees and expenses. We believe this investment provides us with the resources to sustain our operational readiness. In the unlikely event that there are no cruise lines that sail and with limited destination resort spas operating, we believe we have sufficient liquidity until December 2021. With the completion of this capital raise, the Company maintained compliance with its loan agreements as of June 30, 2020 and expects to remain in compliance with its loan agreements for the foreseeable future. Further, the investment provided additional resources to develop innovation in our service offerings and wellness experiences, as well as additional support to quickly allow the Company to resume operations and fully capitalize on its market share position and growth opportunities, driven by the many advantages of our business model, when conditions warrant. However, we cannot assure you that our assumptions to estimate our liquidity requirements will be correct because we have never previously experienced a complete cessation of our operations. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a result of the other risks described herein, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the travel and hospitality industry as a whole. As a result of COVID-19, some credit agencies may downgrade our credit ratings in the future. If our credit ratings are downgraded in the future, or if general market conditions were to ascribe a higher risk to our credit rating levels, our industry, or our company, our access to capital and the cost of debt financing will be further negatively impacted. The interest rate we pay on our existing debt instruments is affected by our credit ratings. Accordingly, a downgrade may cause our cost of borrowing to further increase. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Further, there is no guarantee that debt financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets is expected to adversely impact our ability to raise funds through equity financings.

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

We Depend on Our Agreements with Cruise Lines and Destination Resort Health and Wellness Centers; if These Agreements Terminate, Our Business Will Be Harmed

The COVID-19 pandemic has upended global operations in the travel and hospitality industry world-wide by necessitating the cancellation of voyages and the closure of health and wellness centers, destination resorts and travel and hospitality services and significantly reducing demand worldwide for travel and hospitality services. On July 16, 2020, the CDC extended the No Sail Order for cruise ships one of the following occurs: (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) September 30, 2020.  As a result, our cruise line partners have voluntarily extended the suspension of all of their voyages.  Likewise, as of June 30, 2020, all of the Company’s Asia-based, U.S, and Caribbean-based destination resort spas continued to be temporarily closed.

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

We Depend on the Cruise Industry and Their Risks Are Risks to Us

The cruise industry has been significantly affected by the impact of COVID-19; it has never before experienced a complete cessation of its operations. The public concern over the outbreak of the COVID-19 pandemic, coupled with a drop in demand for international travel and leisure, restrictions on international travel and immigration has adversely affected the demand for cruises and has consequently adversely affected our results of operations and financial condition. In addition, COVID-19 has caused and may continue to cause some cruise lines to declare bankruptcy or cause their lenders to declare a default, accelerate the related debt, or foreclose on collateral. Such bankruptcies, accelerations or foreclosures could, in some cases, result in the termination of our agreements with them and eliminate our anticipated income and cash flows, which could negatively affect our results of operations. Cruise lines in bankruptcy may not have sufficient assets to pay us termination fees, other unpaid fees or reimbursements we are owed under their agreements with us. Even if some cruise lines do not declare bankruptcy, they may be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all, which would adversely affect our revenues and liquidity. We cannot predict the impact COVID-19 will have on our cruise line partners or the associated adverse impact on us.Cruise lines compete for consumer disposable leisure time dollars with virtually all other vacation alternatives. Demand for cruises is dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Economic changes such as unemployment, economic uncertainty, and the threat of a global recession reduce disposable income or consumer confidence in the countries from which our cruise line partners source their passengers and have affected the demand for vacations, including cruise vacations, which are discretionary purchases.

Despite the general historic trend of growth in the volume of cruise passengers prior to the outbreak of COVID-19, the impacts related to COVID-19 may have a material adverse effect on the number of future cruise passengers once voyages resume. A future resurgence of COVID-19, or the outbreak of another pandemic, could cause a cessation of cruise operations again, even after voyages resume. A significant decrease in future passenger volume will have a material adverse effect on our results of operations and financial condition.

Prior to the outbreak of COVID-19, a continuing industry trend reported by the Cruise Lines International Association (CLIA) was the growing number of passengers sourced from outside North America. We believe that non-North American passengers spend less on our services and products than North American passengers. Other recent trends are those of certain cruise lines reducing the number of cruises to certain long-standing destinations and replacing them with alternative exotic destinations, as well as extending the length of voyages. When the cruise industry resumes operations after a containment of the COVID-19 pandemic, a number of such replacements and extensions could result in cruises producing lower revenues than they produced in prior years. The continuation of these trends in a post-COVID-19 cruise industry could materially adversely affect the results of our shipboard health and wellness operations.

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

Increased Costs Could Adversely Impact our Financial Results

To date we have incurred, and expect to continue to incur, significant costs until the outbreak of COVID-19 is contained. We anticipate significant ongoing operating expenses, administrative operating costs, and interest expense during the suspension of operations. We may also incur additional COVID-19 related costs if we are subject to greater hygiene-related protocol in our services that are mandated by government authorities or other international authorities. In addition, the industry as a whole may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our global fleet cruise operations.

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

We Depend on Our Key Officers and Qualified Employees

In order to mitigate the impacts of the COVID-19 outbreak, we have repatriated 97% of all cruise ship personnel, continued to work with cruise line partners and governmental authorities to repatriate substantially all remaining cruise ship personnel as soon as is practical, furloughed 96% of US and Caribbean based destination resort spa personnel and implemented furloughs or salary reductions for all corporate personnel. The risk of exposure to COVID-19 remains a concern for the remaining cruise ship personnel that have not yet been able to be repatriated. Our ability to mitigate the impacts of COVID-19 will depend to a significant extent on our senior executive officers, including Leonard Fluxman, our Executive Chairman, Glenn Fusfield, our Chief Executive Officer and President, and Stephen Lazarus, our Chief Financial Officer and Chief Operating Officer. The loss of the services of any of these persons or other key management personnel, due to illness or otherwise, especially during the outbreak of a pandemic such as COVID-19, could have a material adverse effect on our business. Our future success after the pandemic subsides is dependent on our ability to recruit and retain personnel qualified to perform our services. Shipboard employees typically are employed pursuant to agreements with terms of nine months. Our land-based health and wellness employees generally are employed without contracts, on an at-will basis. Other providers of shipboard health and wellness services compete with us for shipboard personnel. We also compete with destination resort health and wellness centers and other employers for our shipboard and land-based health and wellness personnel. After the effects of COVID-19 are controlled, and after we resume our operations, we may not be able to assemble a sufficient number of employees possessing the requisite training and skills necessary to conduct our business. Our inability to attract a sufficient number of qualified personnel in the future to provide our services and products could adversely impact our results of operations and financial condition. In addition, due to the impacts of COVID-19, immigration approval processes in the United States have experienced severe backlog and may in the future proceed at a slower pace than previously had been the case. Since many of our shipboard employees are not United States citizens, exacerbation of this trend of immigration restrictions caused by COVID-19 could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

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

We could be subject to governmental investigations or penalties, legal proceedings litigations, and class actions related to the COVID-19 pandemic that could adversely impact our reputation, financial condition, and results of operations.

Legal proceedings or litigation against us related to the COVID-19 pandemic brought by our employees, customers, cruise line partners, resort partners, shareholders, creditors or others could lead to tangible adverse effects on our business, including damages payments, payments under settlement agreements and fines.

Disagreements with our cruise line or destination resort partners could also result in litigation. The nature of our responsibilities under our agreements with cruise line and destination resort partners enforce the standards required for our brands and may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for payments, reimbursements and other costs. Such disagreements may be more likely during difficult business environments, such as the one we have seen in recent months due to the adverse impacts of COVID-19. We seek to resolve any disagreements to develop and maintain positive relations with current and potential cruise line and destination resort partners, but we cannot provide assurance that we can always do so. Failure to resolve such disagreements may result in litigation in the future. If any such litigation results in an adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.

If instances of litigation arise, we believe we will have meritorious defenses to the claims and will vigorously defend against them. However, we cannot predict if outcomes of future litigation matters will be material. Litigation is inherently unpredictable and there can be no assurances that the final outcome of the case might not be material to our operating results or financial condition.

While payments under some claims and lawsuits, or settlements of claims and lawsuits, may be covered by insurance such that the maximum amount of our liability, net of any insurance recoverable, could be typically limited to our self-insurance retention levels, the position that insurance companies will take with respect to claims related to COVID-19 is uncertain.

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of June 30, 2020, we have $234.5 million of secured indebtedness under our First Lien Term Loan Facility and Second Lien Term Loan Facility, and our First Lien Revolving Facility (collectively, the “New Credit Facilities”). On June 12, 2020, the Company closed its 2020 Private Placement. Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the New Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which has been and is expected to continue to be adversely impacted by the impacts of the COVID-19 pandemic. If we do not generate enough cash flow to pay our debt service obligations, or for any other reason, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity.

Our New Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If we do not continue to remain in compliance with covenants in our existing credit facilities, we would have to seek amendments to these covenants from our lenders or evaluate the options to cure the defaults contained in the agreement. However, no assurances can be made that such amendments would be approved by our lenders. If an event of default occurs, the lenders under the existing credit facilities are entitled to take various actions, including the acceleration of amounts due under the credit facilities and all actions permitted to be taken by a second creditor, subject to customary intercreditor provisions among the first and second lien secured parties, which would have a material adverse impact on our operations and liquidity.

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

Risks Related to Ownership of Our Securities

Future Issuances of Debt Securities and/or Equity Securities May Adversely Affect Us, Including the Market Price of Our Common Shares, and May Be Dilutive to Our Existing Shareholders

In an effort to minimize the negative impact of COVID-19 on our financial results and liquidity, on June 12, 2020, we consummated the 2020 Private Placement.

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

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify herein and in our 2019 10-K, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 12, 2020, we consummated the 2020 Private Placement pursuant to an Investment Agreement dated as of April 30, 2020, by and among the Company, Steiner Leisure Limited and the other investors named on the signature pages thereto, including members of the Company’s management and Board of Directors.

Descriptions of the Private Placement were previously disclosed in the Form 8-Ks filed by the Company on May 1, 2020 and June 15, 2020 and are incorporated herein by reference. Such descriptions are qualified in their entirety by reference to the Investment Agreement, the Form of Warrant, the Third Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of the Company, the Governance Agreement, and the Second Amended and Restated Registration Rights Agreement, attached hereto as Exhibits 3.1, 10.4, 10.5, 10.6 and 10.7, respectively, and incorporated in their entireties by reference herein.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

3.1

 Third Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of OneSpaWorld Holdings Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 10, 2020, filed on June 15, 2020)

10.1	Restricted Stock Unit Award Agreement under the OneSpaWorld Holdings Limited 2019 Equity Incentive Plan

10.2	Performance Stock Unit Award Agreement under the OneSpaWorld Holdings Limited 2019 Equity Incentive Plan

10.3	Non-Employee Director Restricted Stock Unit Award Agreement under the OneSpaWorld Holdings Limited 2019 Equity Incentive Plan

10.4

 Investment Agreement Dated as of April 30, 2020, by and Among OneSpaWorld Holdings Limited and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2020, filed on May 1, 2020)

10.5	Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 10, 2020, filed on June 15, 2020)

10.6

 Governance Agreement, dated as of June 12, 2020, by and among OneSpaWorld Holdings Limited, Steiner Leisure Limited and solely for purposes of Section 18 thereof, Haymaker Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 10, 2020, filed on June 15, 2020)

10.7

 Second Amended and Restated Registration Rights Agreement, dated as of June 12, 2020, by and among OneSpaWorld Holdings Limited, Steiner Leisure Limited, and the investors named on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 10, 2020, filed on June 15, 2020)

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

Dated: August 12, 2020

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ GLENN J. FUSFIELD
Glenn J. Fusfield
President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Operating Officer and Chief Financial Officer
Principal Financial and Accounting Officer