Form 10-Q
period 2020-09-30
ONESPAWORLD HOLDINGS Ltd
filed 2020-11-12
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38843

OneSpaWorld Holdings Limited

(Exact name of Registrant as Specified in its Charter)

Commonwealth of The Bahamas	Not Applicable
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

Harry B. Sands, Lobosky Management Co. Ltd.

Office Number 2

Pineapple Business Park

Airport Industrial Park

P.O. Box N-624

Nassau, Island of New Providence, Commonwealth of The Bahamas

(Address of principal executive offices)

N/A

(Zip Code)

(242) 322-2670

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒As of September 30, 2020, 67,782,651 common voting shares and 17,185,500 common non-voting shares were outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,318	$13,863
Restricted cash	1,896	—
Accounts receivable, net	2,968	30,513
Inventories	33,496	36,066
Prepaid expenses	6,908	7,655
Other current assets	1,513	2,565
Total current assets	94,099	90,662
Property and equipment, net	18,781	22,741
Intangible assets, net	603,320	616,637
Goodwill	—	190,077
OTHER ASSETS:
Deferred tax assets	—	2,046
Other non-current assets	1,075	1,506
Total other assets	1,075	3,552
Total assets	$717,275	$923,669
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$8,585	$23,437
Accrued expenses	26,280	23,575
Income taxes payable	310	897
Other current liabilities	2,617	3,501
Total current liabilities	37,792	51,410
Deferred rent	376	160
Income tax contingency	4,180	3,949
Other long-term liabilities	5,991	—
Deferred tax liability	—	375
Long-term debt, net	229,177	221,407
Total liabilities	$277,516	$277,301
Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 67,782,651 issued and outstanding at September 30, 2020 and 61,119,398 shares issued and outstanding at December 31, 2019	7	6
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 17,185,500 shares issued and outstanding at September 30, 2020 and zero shares issued and outstanding at December 31, 2019	2	—
Additional paid-in capital	713,622	653,088
Accumulated deficit	(268,085)	(15,569)
Accumulated other comprehensive (loss) income	(5,787)	719
Total OneSpaWorld shareholders’ equity	439,759	638,244
Noncontrolling interest	—	8,124
Total shareholders' equity	439,759	646,368
Total liabilities and shareholders' equity	$717,275	$923,669

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Successor				Predecessor
	Consolidated				Combined
	Three Months Ended September 30,		Nine Months Ended September 30,	March 20, 2019 to September 30,	January 1, 2019 to March 19,
	2020	2019	2020	2019	2019
REVENUES:
Service revenues	$1,108	$110,564	$90,895	$232,562	$91,280
Product revenues	681	34,337	26,199	71,783	27,172
Total revenues	1,789	144,901	117,094	304,345	118,452
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	7,191	94,199	100,329	197,227	76,836
Cost of products	1,467	29,980	25,226	62,174	23,957
Administrative	3,792	5,393	13,315	12,256	2,498
Salary and payroll taxes	4,504	2,951	14,767	28,415	29,349
Amortization of intangible assets	4,206	4,040	12,618	9,113	755
Goodwill and trade name impairment charges	—	—	190,777	—	—
Total cost of revenues and operating expenses	21,160	136,563	357,032	309,185	133,395
(Loss) income from operations	(19,371)	8,338	(239,938)	(4,840)	(14,943)
OTHER EXPENSE, NET:
Interest expense	(3,483)	(4,606)	(11,227)	(9,434)	(6,316)
Interest income	19	35	19	35	—
Loss on extinguishment of debt	—	—	—	—	(3,413)
Total other expense, net	(3,464)	(4,571)	(11,208)	(9,399)	(9,729)
(Loss) income before income tax (benefit) expense	(22,835)	3,767	(251,146)	(14,239)	(24,672)
INCOME TAX (BENEFIT) EXPENSE	(388)	97	1,370	111	109
Net (loss) income	(22,447)	3,670	(252,516)	(14,350)	(24,781)
Net income attributable to noncontrolling interest	—	1,308	—	2,362	678
Net (loss) income attributable to common shareholders and Parent, respectively	$(22,447)	$2,362	$(252,516)	$(16,712)	$(25,459)
NET (LOSS) INCOME PER VOTING AND NON-VOTING SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$(0.26)	$0.04	$(3.57)	$(0.27)
Diluted	$(0.26)	$0.03	$(3.57)	$(0.27)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	84,968	61,118	70,737	61,118
Diluted	84,968	75,012	70,737	61,118

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Successor				Predecessor
	Consolidated				Combined
	Three Months ended September 30,		Nine Months Ended September 30,	March 20, 2019 to September 30,	January 1, 2019 to March 19,
	2020	2019	2020	2019	2019
Net (loss) income	$(22,447)	$3,670	$(252,516)	$(14,350)	$(24,781)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	89	7	(215)	(384)	(165)
Cash flows hedges:
Net unrealized (loss) gain on derivative	(126)	53	(7,179)	53	—
Amount realized and reclassified into earnings	519	—	888	—	—
Total other comprehensive loss, net of tax	482	60	(6,506)	(331)	(165)
Comprehensive (loss) income	(21,965)	3,730	(259,022)	(14,681)	(24,946)
Comprehensive income attributable to noncontrolling interest	—	1,308	—	2,362	678
Comprehensive (loss) income attributable to common shareholders and Parent, respectively	$(21,965)	$2,422	$(259,022)	$(17,043)	$(25,624)

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(DEFICIT)

(Unaudited)

(in thousands)

	Combined
Predecessor:	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent's Equity (Deficit)	Noncontrolling Interest	Total
BALANCE, December 31, 2018	$(130,520)	$(649)	$(131,169)	$3,586	$(127,583)
Net loss	(25,459)	—	(25,459)	678	(24,781)
Distributions to noncontrolling interest	—	—	—	(267)	(267)
Net contributions from the parent and affiliates	351,802	—	351,802	—	351,802
Foreign currency translation adjustment	—	(165)	(165)	—	(165)
BALANCE, March 19, 2019	$195,823	$(814)	$195,009	$3,997	$199,006

Successor:			Consolidated
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total OneSpaWorld Shareholders’ equity	Noncontrolling Interest	Total
BALANCE, June 30, 2019	61,118	—	$6	$655,210	$(391)	$(19,074)	$635,751	$6,678	$642,429
Net income	—	—	—	—	—	2,362	2,362	1,308	3,670
Stock-based compensation	—	—	—	125	—	—	125	—	125
Foreign currency translation gain	—	—	—	—	7	—	7	—	7
Unrealized gain on derivatives	—	—	—	—	53	—	53	—	53
BALANCE, September 30, 2019	61,118	—	$6	$655,335	$(331)	$(16,712)	$638,298	$7,986	$646,284
BALANCE, March 20, 2019 (1)	61,118	—	$6	$634,839	$—	$—	$634,845	$5,624	$640,469
Net loss	—	—	—	—	—	(16,712)	(16,712)	2,362	(14,350)
Stock-based compensation	—	—	—	20,496	—	—	20,496	—	20,496
Foreign currency translation loss	—	—	—	—	(384)	—	(384)	—	(384)
Unrealized gain on derivatives	—	—	—	—	53	—	53	—	53
BALANCE, September 30, 2019	61,118	—	$6	$655,335	$(331)	$(16,712)	$638,298	$7,986	$646,284
BALANCE, June 30, 2020	67,782	17,186	$9	$712,512	$(6,269)	$(245,638)	$460,614	$—	$460,614
Net loss	—	—	—	—	—	(22,447)	(22,447)	—	(22,447)
Stock-based compensation	—	—	—	1,110	—	—	1,110	—	1,110
Foreign currency translation adjustment	—	—	—	—	89	—	89	—	89
Unrecognized gain on derivatives	—	—	—	—	393	—	393	—	393
BALANCE, September 30, 2020	67,782	17,186	$9	$713,622	$(5,787)	$(268,085)	$439,759	$—	$439,759
BALANCE, December 31, 2019	61,119	—	$6	$653,088	$719	$(15,569)	$638,244	$8,124	$646,368
Net loss	—	—	—	—	—	(252,516)	(252,516)	—	(252,516)
2020 Private Placement, net of issuance costs	6,564	17,186	3	68,599	—	—	68,602	—	68,602
Stock-based compensation	—	—	—	1,960	—	—	1,960	—	1,960
Foreign currency translation adjustment	—	—	—	—	(215)	—	(215)	—	(215)
Unrecognized loss on derivatives	—	—	—	—	(6,291)	—	(6,291)	—	(6,291)
Dividends declared	—	—	—	(2,449)	—	—	(2,449)	—	(2,449)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,011)	(4,011)
Purchase of noncontrolling interest	99	—	—	(6,697)	—	—	(6,697)	(4,113)	(10,810)
Purchase of public warrants	—	—	—	(879)	—	—	(879)	—	(879)
BALANCE, September 30, 2020	67,782	17,186	$9	$713,622	$(5,787)	$(268,085)	$439,759	$—	$439,759
(1)

Initial equity balances of the Successor reflect the equity of the accounting acquirer, Haymaker, and the issuance of common stock, warrants and cash contributed by Haymaker in connection with the acquisition of OSW Predecessor.

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor		Predecessor
	Consolidated		Combined
	Nine Months Ended September 30, 2020	March 20, 2019 to September 30, 2019	January 1, 2019 to March 19, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(252,516)	$(14,350)	$(24,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,271	13,325	1,989
Goodwill and trade name impairment charges	190,777	—	—
Amortization of deferred financing costs	770	571	213
Stock-based compensation	1,960	20,496	—
Provision for doubtful accounts	167	—	8
Inventories write-downs	1,090	—	—
Loss from write-offs of property and equipment	90	—	—
Loss on extinguishment of debt	—	—	3,413
Deferred income taxes	1,671	(77)	—
Changes in:
Accounts receivable, net	27,378	230	1,671
Inventories	1,480	1,033	(406)
Prepaid expenses	747	(2,326)	1,073
Other current assets	802	(182)	213
Other noncurrent assets	(221)	(677)	(1,003)
Accounts payable	(14,852)	(3,201)	8,313
Accounts payable - related parties	—	—	(6,553)
Accrued expenses	2,705	(23,317)	19,792
Other current liabilities	(287)	206	(288)
Income taxes payable	(356)	137	42
Deferred rent	216	116	37
Net cash (used in) provided by operating activities	(20,108)	(8,016)	3,733
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,794)	(2,370)	(517)
Acquisition of OSW Predecessor	—	(676,453)	—
Net cash used in investing activities	(1,794)	(678,823)	(517)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	—	122,499	—
Cash contribution from Haymaker	—	349,390	—
Proceeds from 2020 private placement, net of issuance costs	68,602	—	—
Proceeds from the term loan and revolver facilities	20,000	245,900	—
Payment of deferred financing costs	—	(6,892)	—
Repayment on term loan and revolver facilities	(13,000)	(13,443)	—
Purchase of public warrants	(879)	—	—
Proceeds from amounts due from related party	—	3,187	—
Net distributions to Parent and its affiliates	—	—	(4,262)
Dividend paid on common stock	(2,445)	—	—
Cash paid to acquire noncontrolling interest	(10,810)	—	—
Distributions to noncontrolling interest	(4,011)	—	(267)
Net cash provided by (used in) financing activities	57,457	700,641	(4,529)
Effect of exchange rate changes on cash	(204)	114	649
Net increase (decrease) in cash and cash equivalents and restricted cash	35,351	13,916	(664)
Cash and cash equivalents and restricted cash, Beginning of period	13,863	1,774	15,302
Cash and cash equivalents and restricted cash, End of period	$49,214	$15,690	$14,638

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Successor		Predecessor
	Consolidated		Combined
	Nine Months Ended September 30, 2020	March 20, 2019 to September 30, 2019	January 1, 2019 to March 19, 2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$37	$171	$73
Interest	$9,082	$8,643	$—
Non-cash transactions:
Equity consideration paid in connection with the Business Combination	$—	$167,300	$—
Unpaid declared dividends	$2,449	$—	$—
Common stock issued to purchase noncontrolling interest	$1,507	$—	$—
Repayment of long-term debt by Parent on behalf of the Company	$—	$—	$351,482

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2020

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

Impact of Coronavirus (COVID-19) – Liquidity and Management’s Plans

On January 30, 2020, the World Health Organization declared the coronavirus pandemic (“COVID-19”) a “Public Health Emergency of International Concern,” and on March 10, 2020, declared COVID-19 a pandemic. The regional and global outbreak of COVID-19 has negatively impacted and will continue to have a material negative impact on the Company’s operations. On March 14, 2020, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order. The No Sail Order was extended on April 9, 2020, July 16, 2020 and September 30, 2020, to continue until the earliest of: (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) October 31, 2020. As a result of the No Sail Order, the majority of our cruise line partners voluntarily suspended operations.

On October 30, 2020, the CDC issued a Framework for Conditional Sailing Order, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. Pursuant to the Framework for Conditional Sailing Order, the No Sail Order has been lifted and the cruise industry will work with the CDC on a phased in return-to-service, which will consist of three phases: (i) testing and implementing additional safeguards for crew members; (ii) conducting simulated voyages to test cruise operators’ ability to mitigate COVID -19 risk; and (iii) providing a certification to ships that meet specified requirements, thereby allowing for a phased return to cruise ship passenger voyages. We are currently reviewing the Conditional Sailing Order and monitoring the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings.

In September 2020, we began the resumption of limited spa operations with one of our cruise line partners. Likewise, during the third quarter of 2020, we began the resumption of spa operations in a limited number of destination resorts as part of our phased-in return to service. As of October 31, 2020, 31 U.S. and Caribbean-based destination resort spas were operating with capacity restriction. Starting in the first quarter of 2020, and continuing through the third quarter of 2020, COVID-19-related shutdowns have had a significant negative impact on our operations. We believe the ongoing effects of COVID-19 on our operations will continue to have a significant negative impact on our financial results and liquidity and such negative impact may continue well beyond the containment of the pandemic. Due to the unknown duration and extent of the impact of the pandemic, which will depend on a number of factors, including the duration and scope of the pandemic, travel restrictions and advisories, the potential unavailability of ports and/or destinations of our cruise partners and a general impact on consumer sentiment regarding travel, the full effect on our financial performance cannot be quantified at this time, but we expect to report a net loss for the year ending December 31, 2020.

On June 12, 2020, the Company closed its private placement (the “2020 Private Placement”) of $75 million in common equity and warrants to Steiner Leisure and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and certain members of OSW management and its Board of Directors. Refer to Note 6 – “Equity” for further information on the equity financing.

The Company has also undertaken steps to mitigate the adverse impact of the pandemic, which have included, without limitation, the following:

•	Closed all spas on ships where voyages have been cancelled, with the exception of the three vessels that commenced sailing during the third quarter of 2020;

•	Closed all destination resort spas as of March 26, 2020. As of September 30, 2020, 31 U.S. and Caribbean-based destination resort spas were operating with capacity restrictions;

•

Repatriated 3,213 of our staff, constituting all but 13 of our cruise ship personnel, eliminating all ongoing expenses related to these employees, with the exception of 39 employees who embarked on the three vessels that commenced sailing during the third quarter of 2020;

•

Terminated employment of 66% of U.S. and Caribbean-based destination resort spa personnel, including those employees returning to the re-opened resort spas, and 30% of corporate personnel, and implemented salary reductions for all corporate personnel;

•	Eliminated all non-essential operating and capital expenditures;
•	Withdrew its dividend program until further notice and deferred payment of the dividend declared on February 26, 2020, in the amount of $2.4 million, until approved by the Board of Directors; and

•	Borrowed $7 million, net, on its revolving credit facility, leaving $13 million available and undrawn.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Based on the actions the Company has taken as described above and our resulting current resources, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements.

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

In the opinion of management, the accompanying unaudited condensed consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows for the period from January 1 to September 30, 2020 are not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”). The preparation of consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Successor:

The accompanying unaudited condensed consolidated financial statements as of and for the period from January 1, 2020 to September 30, 2020 and from March 20, 2019 to September 30, 2019, includes the condensed consolidated balance sheet and statement of operations, comprehensive loss, changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

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

(Loss) Income Per Share (Successor)

As discussed in Note 6 – “Equity”, the Company has two classes of common stock, Voting and Non-Voting. Shares of Non-Voting common stock are in all respects identical to and treated equally with shares of Voting common stock except for the absence of voting rights. Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of Voting and Non-Voting common shares outstanding for the period. Diluted (loss) income per share is computed by dividing net income by the weighted average number of diluted Voting and Non-voting common shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase Voting and Non-Voting common shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive. The Company has not presented (loss) income per share under the two-class method, because the (loss) income per share are the same for both Voting and Non-Voting common stock since they are entitled to the same liquidation and dividend rights.

The following table provides details underlying OneSpaWorld’s (loss) income per basic and diluted share calculation (in thousands, except per share amounts):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	March 20 to September 30, 2019
Net (loss) income attributable to common shareholders – basic and diluted (a)	$(22,447)	$2,362	$(252,516)	$(16,712)
Weighted average shares outstanding:
Basic	84,968	61,118	70,737	61,118
Diluted	84,968	75,012	70,737	61,118
(Loss) income per share Voting and Non-Voting:
Basic	$(0.26)	$0.04	$(3.57)	$(0.27)
Diluted	$(0.26)	$0.03	$(3.57)	$(0.27)

(a)	Calculated as total net loss less amounts attributable to noncontrolling interest.

For the three months and nine months ended September 30, 2020 and for the period from March 20, 2019 to March 31, 2019, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss in these periods. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, restricted share units and warrants.

The following is a reconciliation of the denominator of the basic and diluted per share computation for the three months ended September 30, 2019 (in thousands):

Weighted average shares outstanding	61,118
Common stock warrants	6,526
Deferred shares	6,600
Employee stock options	759
Board of directors restricted stock units	9
Weighted average shares outstanding - diluted	75,012

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	March 20 to September 30, 2019
Common stock warrants	29,150	17,974	26,243	24,500
Deferred shares	1,600	—	4,593	6,600
Employee stock options	4,376	3,626	4,376	4,493
Restricted stock units	798	32	415	19
Performance stock units	661	—	328	—
	36,585	21,632	35,955	35,612

Restricted Cash (Successor)

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to tax assessments. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of September 30, 2020 to the total amount presented in our condensed consolidated statements of cash flows for the nine months ended September 30, 2020 (in thousands):

Cash and cash equivalents	$47,318
Restricted cash	1,896
Total cash and restricted cash in the condensed consolidated statement of cash flows	$49,214

Inventories

Inventories, consisting principally of beauty, health and wellness products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. During the second and third quarter of 2020, we recorded an inventory reserve of $0.5 million and $0.6 million, respectively, for inventories held on board cruise ships due to the cessation of our cruise line partners operations due to the COVID 19 pandemic.

Lease Concessions (Successor)

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee.

Most of our destination resorts agreements require the payment of rent based on a percentage of our revenues with others having fixed rent. We have received lease concessions from certain destination resorts where a fixed rent is required, in the form of rent deferrals and forgiveness during the three and nine months ended September 30, 2020. We have elected not to account for these rent concessions as lease modifications. The recognition of these rent concessions did not have a material impact on our condensed consolidated financial statements as of September 30, 2020.

Adoption of Accounting Pronouncements

On January 1, 2020, the Company adopted FASB Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the fair value of the individual assets and liabilities of a reporting unit to measure goodwill impairment (Step 2). Under the new ASU, when required to test goodwill for recoverability, an entity will perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying value (Step 1) and should recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit. We have applied this ASU on a prospective basis. As a result of the adoption of this standard, we used Step 1 to measure the goodwill impairment charge recognized during the first quarter of 2020. See Note 4 – “Goodwill and Intangible Assets” and “Note 13 – “Fair Value Measurement and Derivatives” for further details.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update requires lessees to recognize for all leases with a term of 12 months or more at the commencement date: (a) a lease liability or a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (b) a right-of-use asset or a lessee’s right to use or control the use of a specified asset for the lease term. Under the update, lessor accounting remains largely unchanged. The update requires a modified retrospective transition approach for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements and do not require any transition accounting for leases that expire before the earliest comparative period presented. In June 2020, the FASB issued guidance (ASU 2020-05) that defers the effective dates of the lease standard (ASU 2016-02) for entities that have not yet issued financial statements adopting the standard. The update is effective retrospectively for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. We intend to elect the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company continues to evaluate the effect that the update will have on the Company’s consolidated financial statements. The Company is in the process of starting its initial scoping review to identify a complete population of leases to be recorded on the consolidated balance sheet as a lease obligation and right of use asset. The Company expects that the update will have a material effect on our consolidated balance sheets due to the recognition of operating lease assets and operating lease liabilities primarily related to the destination resort agreements and office space which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. Upon adoption, we expect that there will be no cumulative-effect adjustment of initially applying the guidance to our opening balance of retained earnings. We are currently evaluating the impact to our condensed consolidated statements of operations, condensed consolidated statements of cash flows and our debt-covenant compliance under our current agreements on an ongoing basis.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This ASU amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit losses model) that is based on an expected losses model rather than an incurred losses model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of GAAP by decreasing the number of impairment models that entities use to account for debt instruments. In November 2019, the FASB issued guidance (ASU 2019-10) that defers the effective dates of the Financial Instruments—Credit Losses standard for entities that have not yet issued financial statements adopting the standard. The update is effective for annual periods beginning after December 15, 2022, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance.

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced in July 2017 its intent to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financing Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact of the replacement of LIBOR, which ultimately may or may not be the SOFR, from both a risk management and financial reporting perspective, as well as the guidance under ASU 2020-04. Our current portfolio of debt and financial instruments currently tied to LIBOR consists of the Company’s First and Second Lien Term Facilities, both of which are discussed in more detail in “Note 5” herein. We do not currently believe that this transition will have a material impact on our condensed consolidated financial statements.

Correction of Immaterial Error

The Company corrected a classification error in the condensed consolidated statement of cash flows that was immaterial to the previously reported condensed consolidated financial statements as of March 31, 2020 and June 30, 2020. In connection with our preparation of the condensed consolidated financial statements for the third quarter of 2020, the Company determined that the dividend declared on common stock in November 2019 and paid in February 2020 was originally presented within the change in other current liabilities in the operating activities section of the unaudited consolidated statement of cash flows for the three and six-month periods ended March 31, 2020 and June 30, 2020, but should have been classified as cash outflow within financing activities. The effect of correcting such classification error for the respective periods, resulted in a $2.4 million decrease in net cash provided by (used in) financing activities and a $2.4 million increase in net cash (used in) provided by operating activities (specifically, to increase by $2.4 million the change in other current liabilities).

The correction of the above classification error did not have any effect on the condensed consolidated statements of operations or the condensed consolidated balance sheet in any of the periods previously presented.

3. BUSINESS COMBINATION

As discussed in “Note 1” - “Organization”, on March 19, 2019, OneSpaWorld consummated a business combination. The Business Combination was accounted for using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Haymaker was deemed to be the accounting acquirer and OSW the accounting acquiree. As a result of applying pushdown accounting, the post-Business Combination financial statements of OneSpaWorld reflect the new basis of accounting for OSW. Total consideration transferred to Steiner in connection with the Business Combination was $858,386,000.

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

Nine Months Ended
September 30, 2019
Revenues	$422,797
Net loss	$(30,144)

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

We performed a fair value test applying the relief of royalty method and determined that the estimated fair value of one of our trade names is less than carrying value as of March 31, 2020. As a result, we recognized an impairment charge of $0.7 million during the nine months ended September 30, 2020 (Successor). Management determined that there were no triggering events during the third quarter of 2020 that would require additional testing.

Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the Business Combination (See “Note 3”). We performed discounted cash flow analyses and determined that the estimated fair values of our Maritime and Destination Resorts segment reporting units no longer exceeded their carrying values as of March 31, 2020. As a result, we concluded that the goodwill associated with these reporting units was fully impaired. We recognized goodwill impairment charges of approximately $190 million for these reporting units during the nine months ended September 30, 2020 (Successor) (See “Note 13”).

The changes in the carrying amount of goodwill for each unit for the nine months ended September 30, 2020 (Successor) were as follows (in thousands):

	Maritime	Destination Resorts	Total
Balance at December 31, 2019	$174,150	$15,927	$190,077
Impairment	(174,150)	(15,927)	(190,077)
Balance at September 30, 2020	$-	$-	$-

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of September 30, 2020 (in thousands, except amortization period):

Successor:	Cost	Accumulated Amortization and Impairment	Net Balance	Amortization Period (in years)
Retail concession agreements	$604,700	$(23,801)	$580,899	39
Destination resort agreements	17,900	(1,798)	16,102	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(181)	819	8
	$629,800	$(26,480)	$603,320

The following is a summary of the Company’s intangible assets as of December 31, 2019 (in thousands, except amortization period):

Successor:	Cost	Accumulated Amortization	Net Balance	Amortization Period (in years)
Retail concession agreements	$604,700	$(12,165)	$592,535	39
Destination resort agreements	17,900	(907)	16,993	15
Trade name	6,200	-	6,200	Indefinite-life
Licensing agreement	1,000	(91)	909	8
	$629,800	$(13,163)	$616,637

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2020 (Successor) and 2019 (Successor) was $4.2 million and $4.0 million, respectively. Amortization expense during the nine months ended September 30, 2020 (Successor) and for the periods for March 20, 2019 to September 30, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor) was $12.6 million, $9.1 million and $0.8 million, respectively.

5. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	September 30, 2020	December 31, 2019	Maturities Through	September 30, 2020	December 31, 2019
First lien term loan facility	4.0%	5.5%	2026	$202,457	$202,457
Second lien term loan facility	7.7%	9.3%	2027	25,000	25,000
First lien revolving facility	3.9%	-	2024	7,000	-
Total debt				$234,457	$227,457
Less: unamortized debt issuance costs				(5,280)	(6,050)
Total debt, net of unamortized debt issuance costs				$229,177	$221,407

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

The Term Loan Facilities require the Company to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and subject to step downs if certain leverage ratios are met and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the New Credit Facilities). The Company also is required to make quarterly amortization payments equal to 0.25% of the original principal amount of the First Lien Term Loan Facility commencing after the first full fiscal quarter after the closing date of the New Credit Facilities (subject to reductions by optional and mandatory prepayments of the loans). The Company may prepay (i) the First Lien Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs and a customary “soft call,” and (ii) the Second Lien Term Loan Facility at any time without premium or penalty, subject to a customary make-whole premium for any voluntary prepayment prior to the date that is 30 months following the closing date of the New Credit Facilities (the “Callable Date”), following by a call premium of (x) 4.00% on or prior to the first anniversary of the Callable Date, (y) 2.50% after the first anniversary but on or prior to the second anniversary of the Callable Date, and (z) 1.50% after the second anniversary but on or prior to the third anniversary of the Callable Date. During the fourth quarter of 2019, we prepaid principal amounts of $5 million of our First Lien Credit Facilities.

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

The New Credit Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. As of September 30, 2020, and December 31, 2019, the Company was in compliance with all of the covenants contained in the New Credit Facilities.

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

The following are scheduled principal repayments on long-term debt as of September 30, 2020 for each of the next five years (in thousands):

Year	Amount
2020	$-
2021	-
2022	1,776
2023	2,085
2024	9,085
Thereafter Total	221,511
$234,457

Borrowing Capacity

As of September 30, 2020, the Company had $13 million available under the First Lien Revolving Facility.

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

Common Shares

The Company is authorized to issue 250,000,000 common shares with a par value of $0.0001 per share. Pursuant to the Investment Agreement, we have amended our Articles of Incorporation (the “Articles”) and created a new class of Non-Voting Common Shares, par value $0.0001 per share. Of the authorized shares 225,000,000 are “Voting Common Shares” and 25,000,000 are “Non-Voting Common Shares.” The Non-Voting Common Shares are of equal rank to the Voting Common Shares, in terms of dividends, liquidation, preferences and all other rights and features, with the following exceptions: (i) the Non-Voting Common Shares have no voting rights, except as may be required by law; (ii) Steiner Leisure Limited (“Steiner Leisure”) may vote its Non-Voting Common Shares in favor of its director designees; and (iii) the Non-Voting Common Shares will automatically be converted to Voting Common Shares upon the occurrence of certain events set forth in the Articles. Holders of the Company’s voting common stock are entitled to one vote for each share. At September 30, 2020, there were 67,782,651 voting shares and 17,185,500 non-voting shares of OneSpaWorld common stock issued and outstanding.

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

2020 Warrants

The Warrants issued pursuant to the Investment Agreement (“the 2020 Warrants”) will expire on the earlier of (i) the fifth anniversary of the closing of the 2020 Private Placement or (ii) the Redemption Date (as defined below). Each Warrant entitles the holder to purchase one share of OneSpaWorld common stock at an exercise price of $5.75. The 2020 Warrants may be exercised on a “cashless” basis, in accordance with a specified formula. In addition, the Company may, at any time prior to their expiration, elect to redeem not less than all of such then-outstanding 2020 Warrants at a price of $0.01 per warrant, provided that the last sales price of the common shares reported has been at least $14.50 per share (subject to adjustment in accordance with certain specified events), on each of twenty trading days within the thirty-trading day period ending on the third business day prior to the date on which notice of the redemption is given (the “Redemption Date”), and provided that the common shares issuable upon exercise of such 2020 Warrants have been registered, qualified or are exempt from registration or qualification under the Securities Act and under the securities laws of the state of residence of the registered holder of the 2020 Warrant. The 2020 Warrants were deemed to qualify for equity classification under authoritative accounting guidance. As of September 30, 2020, 5,000,000 of the 2020 warrants were issued and outstanding.

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

Dividends Declared Per Common Share

On March 24, 2020, the Company announced that it is deferring payment of its dividend declared on February 26, 2020, for payment on May 29, 2020, to shareholders of record on April 10, 2020, until the Board of Directors reapproves its payment; and withdrawing its dividend program until further notice. As of September 30, 2020 and December 31, 2019, dividends payable amounted to approximately $2.4 million which is presented as other-long term liabilities and other current liabilities in the accompanying condensed consolidated balance sheets, respectively.

Public and Private Warrants

During the first quarter of 2020, the Company repurchased 348,521 warrants for a total of $0.9 million in open market transactions. As of September 30, 2020, 24,150,379 public and private warrants were issued and outstanding.

7. STOCK-BASED EMPLOYEE COMPENSATION

Successor:

Restricted Share Units

On January 21, 2020, the Company granted 181,316 time-based restricted share unit awards to certain employees which vest in equal installments over three years.

On August 18, 2020, the Company granted 1,003,000 time-based restricted share unit awards to certain employees which vest in equal installments over three years.

On August 15, 2020, the Company granted the board of directors a total of 166,373 restricted share unit awards (“RSU’s”) as compensation for future service. The RSU’s fully vest at the completion of the one-year period commencing from the date of grant.

The following is a summary of restricted share unit activity for the nine months ended September 30, 2020:

Restricted Share Units Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-Vested share units as of December 31, 2019	60,902	$15.60
Granted	1,350,689	7.00
Vested	(41,670)	15.60
Cancelled	(7,761)	15.61
Non-Vested share units as of September 30, 2020	1,362,160	$7.07

Performance Share Units

On January 21, 2020, the Company granted 181,316 performance share unit awards to certain employees which vest upon the achievement of certain pre-established performance target established for the 2020 calendar year and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through January 21, 2023. Performance share units are converted into shares of common stock upon vesting on a one-for-one basis. The Company estimates the fair value of each performance share when the grant is authorized, and the related service period has commenced. The Company recognizes compensation cost over the vesting period based on the probability of the performance conditions being achieved. If the specified service and performance conditions are not met, compensation expense is not recognized, and any previously recognized compensation expense will be reversed.

On August 18, 2020, the Company granted 1,003,000 performance share unit awards (“PSU’s”) to certain executive officers, the PSU’s expire on the sixth anniversary of the Grant Date. The PSU’s will vest upon achievement of the five-day volume weighted average price of OneSpaWorld common shares reaching the following hurdle prices:

Hurdle Price	Percentage of PSU's Vested
$7.24	25%
$8.83	25%
$10.41	25%
$12.00	25%

Grant date fair value of the PSU’s was estimated by a third-party valuation specialist using a Monte Carlo simulation in a risk-neutral framework assuming Geometric Motion, 100,000 trials, and using the following assumptions:

Hurdle prices per share	$7.24, $8.83, $10.41, $12.00
End of simulation term	August 18, 2026
Term of simulation	6 years
Stock price as of measurement date	$5.65
Volatility	54.13%
Risk-free rate (continuous)	0.37%

The following is a summary of performance share unit activity for the nine months ended September 30, 2020:

Performance Share Unit Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-Vested share units as of December 31, 2019	-
Granted	1,184,316	$6.34
Vested	-	-
Cancelled	(1,350)	15.67
Non-Vested share units as of September 30, 2020	1,182,966	$6.32

The share-based compensation expense for the three months ended September 30, 2020 (Successor) and 2019 (Successor) was $1.1 million and $0.1 million, respectively. The share-based compensation expense during the nine months ended September 30, 2020 (Successor) and for the period for March 20, 2019 to September 30, 2019 (Successor) was $1.9 million and $20.4 million, respectively, which is included as a component of salary and payroll taxes in the accompanying condensed consolidated and combined statements of operations. There was no share-based compensation expense for the period from January 1, 2019 to March 19, 2019 (Predecessor).

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

Total equity was adjusted during the nine months ended September 30, 2020 (Successor) due to the purchase of noncontrolling interest by the Company as follows (in thousands):

Nine Months Ended September 30, 2020
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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's consolidated balance sheets and was $0.6 million and $0.8 million as of September 30, 2020 and December 31, 2019, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of September 30, 2020 and December 31, 2019.

Contract Balances (in thousands)

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of September 30, 2020, and December 31, 2019, our receivables from contracts with customers were $2,968 and $30,513, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Successor				Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	March 20, 2019 to September 30, 2019	January 1, 2019 to March 19, 2019
Service Revenues:
Maritime	$130	$101,213	$81,062	$210,929	$81,170
Destination resorts	978	9,351	9,833	21,633	10,110
Total service revenues	1,108	110,564	90,895	232,562	91,280
Product revenues:
Maritime	7	32,875	23,132	68,803	25,794
Destination resorts	111	602	988	1,259	633
Timetospa.com	563	860	2,079	1,721	745
Total product revenues	681	34,337	26,199	71,783	27,172
Total revenues	$1,789	$144,901	$117,094	$304,345	$118,452

10. RELATED PARTY TRANSACTIONS

Predecessor:

The Company received services and support from various functions performed by Parent. These expenses relate to allocations of Parent corporate overhead.

Successor:

As discussed in Note 6 – “Equity”, on April 30, 2020, we entered into the Investment Agreement with Steiner Leisure and certain other investors, including members of our management and Board of Directors (collectively, the “Co-Investors” and, together with Steiner Leisure, the “Investors”). Pursuant to the Investment Agreement, we completed the 2020 Private Placement.

Predecessor and Successor:

Effective December 31, 2019, the Company and Steiner Management Services, LLC (“SMS”) have terminated the transition services agreement (the “Transition Services Agreement”) pursuant to which SMS had provided the Company with certain services, including accounting, information technology and legal services. The Company has transitioned such services to its control.

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

The Company entered into a Management Agreement dated May 25, 2018 and amended and restated October 25, 2018, with Bliss World LLC, an indirect subsidiary of Steiner Leisure, which became effective at the time of the closing of the Business Combination.  The Management Agreement provides that the Company will manage the operations of nine U.S. health and wellness centers on behalf of Bliss World LLC in exchange for approximately $1.25 million in the aggregate for the year ended December 31, 2019.  Subject to certain customary early termination rights, the agreement terminates, with respect to each health and wellness center, upon expiration or termination of the respective lease for each such health and wellness center.  As of September 30, 2020, one health and wellness center remains subject to lease and ongoing operations.

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

The total fee for all the aforementioned agreements to be received by the Company in 2020 is $0.5 million, of which during the three and nine months ended September 30, 2020, the Company recorded approximately $0.1 million and $0.3 million, respectively, as a reduction of salary and payroll taxes expenses and service revenues related to these agreements.

The Transition Services Agreement, Executive Services Agreement, Management Agreement and Sublease are discussed in “Note 16” to the Consolidated Financial Statements in the 2019 Form 10-K.

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Successor				Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	March 20, 2019 to	January 1, 2019 to
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	March 19, 2019
Revenues:
U.S.	$1,185	$8,541	$9,312	$17,824	$6,008
Not connected to a country	136	131,133	101,910	273,988	106,886
Other	468	5,227	5,872	12,533	5,558
Total	$1,789	$144,901	$117,094	$304,345	$118,452

	As of
	September 30, 2020	December 31, 2019
Property and equipment, net:
U.S.	$7,321	$9,965
Not connected to a country	6,739	6,826
Other	4,721	5,950
Total	$18,781	$22,741

12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2020 (Successor) and for the period from March 20, 2019 to March 31, 2019 (Successor) and from January 1, 2019 to March 19, 2019 (Predecessor), respectively (in thousands):

	Successor						Predecessor
	Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2020			Accumulated Other Comprehensive Income (Loss) for the period from March 20, 2019 to September 30, 2019			Accumulated Other Comprehensive Income (Loss) for the period from January 1, 2019 to March 19, 2019 (2)
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments
Accumulated other comprehensive (loss) income, beginning of the period	$(183)	$902	$719	$-	$-	$-	$(649)
Other comprehensive (loss) income before reclassifications	(215)	(7,179)	(7,394)	(384)	88	(296)	(165)
Amounts reclassified from accumulated other comprehensive loss	-	888	888	-	(35)	(35)	-
Net current period other comprehensive loss	(215)	(6,291)	(6,506)	(384)	53	(331)	(165)
Ending balance	$(398)	$(5,389)	$(5,787)	$(384)	$53	$(331)	$(814)

(1)	See Note 13 – “Fair Value Measurements and Derivatives”.
(2)	For the period from January 1, 2019 to March 19, 2019 (Predecessor), the only component of other comprehensive income (loss) was foreign currency translation adjustments.

13. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

The Company’s outstanding long-term debt as of September 30, 2020 (Successor) was recently originated and bears variable interest rates. As a result, the Company believes that the fair value of long-term debt as of September 30, 2020 and December 31, 2019, respectively, approximates its carrying amount. As the fair value estimate of the long-term debt generally requires the use of a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, the Company concluded that this fair value estimate represents a Level 3 measurement in the fair value hierarchy.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Balance Sheet	Fair Value Measurements at September 30, 2020 Using				Fair Value Measurements at December 31, 2019 Using
Description	Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$-	$	$	$	$250	$-	$250	$-
Derivative financial instruments (1)	Other non-current assets	-	-	-	-	652	-	652	-
Total Assets		-	-	-	-	902	-	902	-

Liabilities:
Derivative financial instruments (1)	Other current liabilities	1,847	-	1,847	-	-	-	-	-
Derivative financial instruments (1)	Other long term liabilities	3,542	-	3,542	-	-	-	-	-
Total Liabilities		$5,389	$-	$5,389	$-	$-	$-	$-	$-

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of September 30, 2020 and December 31, 2019, the notional amount is $157.2 million and $173.9 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $1.9 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

Derivative	Amount of Loss Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain Reclassified From Accumulated Other Comprehensive Income (Loss) into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three months ended September 30, 2020	Nine months ended September 30, 2020		Three months ended September 30, 2020	Nine months ended September 30, 2020
Interest rate swap	$(126)	$(7,179)	Interest expense	519	$888
Total	$(126)	$(7,179)		$519	$888

Derivative	Amount of Loss Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain Reclassified From Accumulated Other Comprehensive Income (Loss) into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three months ended September 30, 2019	March 20 to September 30, 2019		Three months ended September 30, 2019	March 20 to September 30, 2019
Interest rate swap	$88	$88	Interest expense	$(35)	$(35)
Total	$88	$88		$(35)	$(35)

Predecessor:

During the period from January 1, 2019 to March 19, 2019, the Company did not enter into or transact any derivative contracts designated as cash flows hedges.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Trade Name

(Successor):

We recognized goodwill impairment charges of $190 million for the two segment reporting units and an impairment charge of $0.7 million for the trade name during the nine months ended September 30, 2020. See “Note 4” – “Goodwill and Other Intangible Assets”. The determination of our reporting units' goodwill and trade name fair values includes numerous assumptions that are subject to various risks and uncertainties.

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

14. INCOME TAXES

For the three months ended September 30, 2020 and 2019, the Company recorded an income tax (benefit) expense of $(0.388) million and $0.097 million, respectively. The Company recorded an income tax expense of approximately $1.4 million, $0.1 million and $0.1 million for the nine months ended September 30, 2020 (Successor), period from March 20, 2019 to September 30, 2019 (Successor) and period from January 1, 2019 to March 19, 2019 (Predecessor), respectively. The tax provision for the nine months ended September 30, 2020 also includes a $1.7 million increase in valuation allowance recorded as a discrete period item in the first quarter of 2020 as a result of change in judgement about the realizability of the deferred tax assets in future years.

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

15. COMMITMENTS AND CONTINGENCIES

We are routinely involved in legal proceedings, disputes, regulatory matters, and various claims and lawsuits that have been filed or are pending against us, including as noted below, arising in the ordinary course of our business. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount. Nonetheless, the ultimate outcome of those claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our legal proceedings, threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other potential contingent losses beyond those accrued, as discovery is not complete and adequate information is not available to estimate such range of loss or potential recovery. However, based on our current knowledge, we do not believe that the aggregate amount or range of reasonably possible losses with respect to these matters will be material to our consolidated results of operations, financial condition or cash flows. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

In February 2020, the Company received a formal assessment by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $0.2 million for this matter as of September 30, 2020. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the condensed consolidated financial statements.

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

At our core, we are a global services company. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of our cruise line and destination resort partners’ overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations, which during 2019 included nearly 8,600 voyages with visits to over 1,200 ports of call around the world. We have consistently expanded our onboard offerings with innovative and leading-edge service and product introductions, and developed the powerful back-end recruiting, training and logistics platforms to manage our operational complexity, maintain our industry-leading quality standards, and maximize revenue per center. The combination of our renowned recruiting and training platform, deep proprietary labor pool, global logistics and supply chain infrastructure and proven revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate.

In December 2019, a novel strain of coronavirus (“COVID-19”) was initially reported in Wuhan, China. Shortly thereafter, the World Health Organization declared COVID-19 to be a “Public Health Emergency of International Concern” affecting all parts of the world on a global-scale. On March 8, 2020 the U.S. Department of State issued a warning for U.S. citizens to not travel by cruise ship, and this was soon followed by stringent restrictions on international travel and immigration by the U.S. and many other countries across Asia, Europe and South America. On March 14, 2020, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order. The No Sail Order was extended on April 9, 2020, July 16, 2020 and September 30,2020, to continue until the earliest of: (i) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency; (ii) the date the Director of the CDC rescinds or modifies the No Sail Order; or (iii) October 31, 2020. As a result of the No Sail Order, the majority of our cruise line partners voluntarily suspended operations.

On October 30, 2020, the CDC issued a Framework for Conditional Sailing Order, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. Pursuant to the Framework for Conditional Sailing Order, the No Sail Order has been lifted and the cruise industry will work with the CDC on a phased in return-to-service, which will consist of three phases: (i) testing and implementing additional safeguards for crew members; (ii) conducting simulated voyages to test cruise operators’ ability to mitigate COVID -19 risk; and (iii) providing a certification to ships that meet specified requirements, thereby allowing for a phased return to cruise ship passenger voyages. We are currently reviewing the Conditional Sailing Order and monitoring the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings.

On November 9, 2020, Pfizer announced that early analysis of its COVID-19 vaccine candidate indicates the vaccine is more than 90% effective in preventing COVID-19 in participants without evidence of prior infection, noting plans for submission for Emergency Use Authorization to the U.S. Food and Drug Administration, currently expected to occur in the third week of November 2020. Clinical trials are anticipated to continue and projections of global production for 2020 and 2021 have been estimated. The level of protection against severe COVID-19 disease, the duration of protection, and the required frequency of administration of the vaccine remain unknown. Pfizer is one of a number of companies with potential vaccine candidates in different stages of development. While Pfizer’s announcement is a promising milestone in global efforts to produce a COVID-19 vaccine, a number of uncertainties remain, including whether any of the vaccines will receive regulatory approval, the risk of differing interpretations and assessments by the scientific community during the peer review/publication process, consumer confidence in the vaccines even if one or more of them are ultimately approved by regulatory authorities, the availability of the raw materials needed in the quantities required to manufacture the vaccine, pricing and access challenges, storage, distribution and administration requirements, and logistics, manufacturing and supply chain channels potentially falling short of global demand.

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

•	Closed all spas on ships where voyages have been cancelled, with the exception of the three vessels that commenced sailing during the third quarter of 2020;
•	Closed all destination resort spas as of March 26, 2020. As of September 30, 2020, 31 U.S. and Caribbean-based destination resort spas were operating with capacity restrictions;
•

Repatriated 3,213 of our staff, constituting all but 13 of our cruise ship personnel, eliminating all ongoing expenses related to these employees, with the exception of 39 employees embarked on the three vessels that commenced sailing during the third quarter of 2020;

•

Terminated employment of 66% of U.S. and Caribbean-based destination resort spa personnel, including those employees returning to the re-opened resort spas, and 30% of corporate personnel, and implemented salary reductions for all corporate personnel;

•	Eliminated all non-essential operating and capital expenditures;
•	Withdrew its dividend program until further notice and deferred payment of the dividend declared on February 26, 2020, in the amount of $2.4 million, until approved by the Board of Directors; and
•	Borrowed $7 million, net on its revolving credit facility, leaving $13 million available and undrawn.

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

To date we have incurred, and expect to continue to incur, significant costs with no meaningful revenue to offset those costs until the outbreak of COVID-19 is contained. The Company anticipates significant operating expenses, administrative operating costs, and interest expense during the suspension of operations. We may also incur additional COVID-19 related costs if we are subject to greater hygiene-related protocols in our services that are mandated by government authorities or other international authorities. In addition, the industry as a whole may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement.

The COVID-19 pandemic and its consequences have reduced travel and demand for our services, which has and will continue to dramatically impact our business, operations, and financial results. We cannot presently estimate the extent to which the pandemic will impact our business, operations and financial results, which will depend on a number of factors, including the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel; and how quickly economies, travel activity, and demand for our services recovers after the pandemic subsides. We expect the negative impact of the COVID-19 pandemic to continue in the fourth quarter of 2020, and to materially negatively impact our operations and financial condition in fiscal year 2020 and possibly thereafter. See “Risk Factors—Risks Related to Operations”.

Our success and our growth are dependent to a significant extent on the success and growth of the travel and leisure industry in general, and on the cruise industry in particular. Our hotel land-based spas are dependent on the hospitality industry for their success. The success of the cruise and hospitality industries, as well as our business, is impacted by economic conditions. The economic slowdown experienced since March 2020 in the United States and other world economies created a challenging environment for the cruise and hospitality industries and our business, including our retail beauty products sales. The cruise industry has experienced a near complete cessation of its operations as a result of the No Sail Order issued by the CDC in an effort to reduce the impact of COVID-19, such as never before experienced by this industry. The public concern over the outbreak of the COVID-19 pandemic, coupled with a drop in demand for international travel and leisure, restrictions on international travel and immigration has adversely affected the demand for our services and has consequently adversely affected the results of our operations and our financial condition. In order for the cruise industry to maintain its market share in difficult economic environments, cruise lines have at times offered discounted fares to prospective passengers. As cruise industry operations resume, passengers who are cruising solely due to discounted fares may reflect their cost consciousness by not spending on discretionary items, such as our services and products. These challenging economic conditions have had a material adverse effect on the cruise and hospitality industries and on our results of operations and financial condition, and we expect them to continue to have a material adverse effect for 2020 and possibly thereafter.

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew almost all of our cruise line agreements that expired or were scheduled to expire. In 2019, we signed an agreement with Celebrity Cruises as the exclusive operator of health and wellness centers on Celebrity’s entire fleet, increasing the number of Celebrity vessels on which we operated in 2020 by nine, extended our current agreement with Norwegian Cruise Lines through 2024, won a contract with the new lifestyle brand Virgin Voyages to operate the spa and wellness offerings onboard the first three Virgin vessels, and entered into an amended agreement with P&O Cruises to extend our operations on P&O’s vessels for the next five years.

As discussed above, the COVID-19 pandemic is currently impacting global economic conditions, the Health & Wellness industry, and other industries in which we do business. Temporary closures of businesses have been ordered and individuals’ ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. These actions are expected to continue. The COVID-19 pandemic has had a significant effect on our business and is expected to continue to have a significant effect on our results of operations and financial condition during the remainder of fiscal 2020, although the full financial impact on our business cannot be reasonably estimated at this time.

Matters Affecting Comparability

On March 19, 2019, we consummated the previously announced Business Combination pursuant to the Transaction Agreement.

“OSW Predecessor” is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and OneSpaWorld Marks Limited (formerly known as Steiner Marks Limited), (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC, Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., OneSpaWorld Resort Spas (North Carolina), Inc. (formerly known as Steiner Resort Spas (North Carolina), Inc.), OSW SoHo LLC, OSW Distribution LLC, World of Wellness Training Limited (formerly known as Steiner Training Limited), STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited (formerly known as STO Medispa Limited), Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited (subsequently dissolved), The Onboard Spa by Steiner (Shanghai) Co., Ltd., Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C., Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure (the noncontrolling interest in which was subsequently purchased by the Company), and (iv) the timetospa.com website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.), subsequently transferred to OneSpaWorld.

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

The Company is not reporting the financial indicators above due to the effect of COVID-19 on its business, as the comparison of these key performance indicators for the three and nine months ended September 30, 2020 is not meaningful.

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

Administrative. Administrative expenses are comprised of expenses associated with corporate and administrative functions that support our business, including fees for professional services, insurance, headquarters rent, public-company related costs, and other general corporate expenses.

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

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, but not limited to:

•

COVID-19 has had, and is expected to continue to have, a material adverse impact on our revenues, financial condition, operations and liquidity. The current and uncertain future impact of the COVID-19 pandemic, including the CDC Framework for Conditional Sailing Order and the effect of the COVID-19 pandemic on the ability or desire of people to travel (including on cruises), is expected to continue to negatively impact our results, operations, outlook, plans, growth, cash flows, liquidity, and stock price.

•

The number of ships and destination resorts in which we operate health and wellness centers. Revenue is impacted by net new ship growth, ships out of service, unanticipated dry-docks, ships prevented from sailing due to outbreaks of illnesses, such as the recent COVID-19 pandemic, and the number of destination resort health and wellness centers operating in each period.

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

•

Collaboration with cruise line partners, including targeted marketing and promotion initiatives, as well as implementation of proprietary technologies, to increase center utilization via pre-booking and pre-payment. We had been directly marketing and distributing promotions to onboard passengers as a result of enhanced collaboration with select cruise line partners. We had also begun to implement proprietary pre-booking and pre-payment technology platforms that interface with our cruise line partners’ pre-cruise planning systems. These areas of increased collaboration with cruise line partners had resulted in higher revenue generation across our health and wellness centers prior to the cessation of voyages caused by COVID-19.

•

The impact of weather. Our health and wellness centers onboard cruise ships and in select destination resorts may be negatively affected by hurricanes. The negative impact of hurricanes is highest during peak hurricane season from August to October.

The effect of each of these factors on our revenues and financial performance varies from period to period, but we expect the COVID-19 pandemic to continue to negatively impact our revenues and financial performance throughout the rest of 2020 and thereafter.

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated and Combined Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

As discussed above, our results of operations for the three and nine months, respectively, ended September 30, 2020 were significantly impacted by COVID-19. Accordingly, we believe that the comparison of these results to the three and nine months, respectively, ended September 30, 2019 is largely not meaningful.

Comparison of Results for the Three Months Ended September 30, 2020 and 2019

	Successor
	Consolidated
	Three Months Ended September 30, 2020	% of Total Revenue	Three Months Ended September 30, 2019	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$1,108	62%	$110,564	76%
Product revenues	681	38%	34,337	24%
Total revenues	1,789	100%	144,901	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	7,191	402%	94,199	65%
Cost of products	1,467	82%	29,980	21%
Administrative	3,792	212%	5,393	4%
Salary and payroll taxes	4,504	252%	2,951	2%
Amortization of intangible assets	4,206	235%	4,040	3%
Total cost of revenues and operating expenses	21,160	1,183%	136,563	94%
(Loss) income from operations	(19,371)	(1,083)%	8,338	6%
OTHER EXPENSE, NET:
Interest expense	(3,483)	(195)%	(4,606)	(3)%
Interest income	19	1%	35	—%
Loss on extinguishment of debt	—	—%	—	—%
Total other expense, net	(3,464)	(194)%	(4,571)	(3)%
(Loss) income before income tax (benefit) expense	(22,835)	(1,276)%	3,767	3%
INCOME TAX (BENEFIT) EXPENSE	(388)	(22)%	97	—%
NET (LOSS) INCOME	(22,447)	(1,255)%	3,670	3%
Net income attributable to noncontrolling interest	—	—%	1,308	1%
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS AND PARENT, RESPECTIVELY	$(22,447)	(1,255)%	$2,362	2%
NET (LOSS) INCOME PER VOTING AND NON-VOTING SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$(0.26)		$0.04
Diluted	$(0.26)		$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	84,968		61,118
Diluted	84,968		75,012

Revenues

Revenues for the three months ended September 30, 2020 were $1.8 million, a decrease of $143.1 million, or 99%, compared to $144.9 million, for the three months ended September 30, 2019. The decrease was driven by the impact of the COVID-19 pandemic, which resulted in cancelled voyages and closed destination resort health and wellness centers globally during the three months ended September 30, 2020.

The breakdown of revenue between service and product revenues was as follows:

•

Service revenues. Service Revenues for the three months ended September 30, 2020 were $1.1 million, a decrease of $109.5 million, or 99%, compared to $110.6 million for the three months ended September 30, 2019.

•

Product revenues. Product Revenues for the three months ended September 30, 2020 were $0.7 million, a decrease of $33.7 million, or 98%, compared to $34.3 million for the three months ended September 30, 2019.

Cost of services Cost of services for the three months ended September 30, 2020 were $7.2 million, a decrease of $87.0 million, or 92%, compared to $94.2 million for the three months ended September 30, 2019. The decrease was primarily attributable to the nearly 100% decrease in service revenues between such periods.

Cost of products. Cost of products for the three months ended September 30, 2020 were $1.5 million, a decrease of $28.5 million, or 95%, compared to $30.0 million for the three months ended September 30, 2019. The decrease was primarily attributable to the 98% decrease in product revenues between such periods, slightly offset by the establishment of a $0.6 million inventory reserve during the third quarter.

Administrative. Administrative expenses for the three months ended September 30, 2020 were $3.8 million, a decrease of $1.6 million, or 30%, compared to $5.4 million for the three months ended September 30, 2019. The 2019 period had expenses incurred in connection with the Business Combination.

Salary and payroll taxes. Salary and payroll taxes for the three months ended September 30, 2020 were $4.5 million, an increase of $1.6 million, or 53%, compared to $2.9 million for the three months ended September 30, 2019. The increase was primarily attributable to $1.1 million of non-cash stock-based compensation expense, offset by the reduction of services performed pursuant to the Executive Services Agreement in 2020 of $0.2 million, and costs incurred in connection with furloughs and terminations of employment of Company personnel intended to mitigate the financial and operational impacts of COVID-19.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2020 were $4.2 million, an increase of $0.2 million, or 4%, compared to $4.0 million for the three months ended September 30, 2019. Amortization expense was consistent with the same period in 2019.

Other expense, net. Other expense, principally interest expense, for the three months ended September 30, 2020 was $3.5 million, a decrease of $1.1 million, or 24%, compared to $4.6 million for the three months ended September 30, 2019. The decrease in other expense, net was primarily the result of lower interest rates for the three months ended September 30, 2020 as compared to the comparable period in 2019.

Income tax (benefit) expense. Income tax benefit for the three months ended September 30, 2020 was $0.4 million, a decrease of $0.5 million, or 500%, compared to $0.1 million income tax expense for the three months ended September 30, 2019. The decrease was a result of the net loss before income taxes for the three months ended September 30, 2020.

Net (loss) income. Net (loss) income for the three months ended September 30, 2020 was $(22.5) million, a decrease of $26.1 million, or 712%, compared to net income of $3.7 million for the three months ended September 30, 2019. The decrease was primarily related to the impact of the COVID-19 pandemic, including the cancelled voyages and closed destination resort health and wellness centers globally during the three months ended September 30, 2020.

Comparison of Results for the Nine Months Ended September 30, 2020 (Successor) and for the periods from March 20, 2019 to September 30, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor)

The following table presents operations for two periods in 2019, Predecessor 2019 Period and Successor 2019 Period, which relate to the period preceding and the period succeeding the Business Combination, respectively. References to the “Successor 2019 Period” refer to the period from March 20, 2019 to September 30, 2019 and references to the “Predecessor 2019 Period” refer to the period from January 1, 2019 to March 19, 2019.

	Successor				Predecessor
	Consolidated				Combined
	Nine Months Ended September 30, 2020	% of Total Revenue	March 20, 2019 to September 30, 2019	% of Total Revenue	January 1, 2019 to March 19, 2019	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$90,895	78%	$232,562	76%	$91,280	77%
Product revenues	26,199	22%	71,783	24%	27,172	23%
Total revenues	117,094	100%	304,345	100%	118,452	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	100,329	86%	197,227	65%	76,836	65%
Cost of products	25,226	22%	62,174	20%	23,957	20%
Administrative	13,315	11%	12,256	4%	2,498	2%
Salary and payroll taxes	14,767	13%	28,415	9%	29,349	25%
Amortization of intangible assets	12,618	11%	9,113	3%	755	1%
Goodwill and trade name impairment charges	190,777	163%	—	—	—	—
Total cost of revenues and operating expenses	357,032	305%	309,185	102%	133,395	113%
Loss from operations	(239,938)	(205)%	(4,840)	(2)%	(14,943)	(13)%
OTHER EXPENSE, NET:
Interest expense	(11,227)	(10)%	(9,434)	(3)%	(6,316)	(5)%
Loss on extinguishment of debt	—	—%	—	—%	(3,413)	(3)%
Interest income	19	—%	35	—%	—	—%
Total other expense, net	(11,208)	(10)%	(9,399)	(3)%	(9,729)	(8)%
Loss before provision for income taxes	(251,146)	(214)%	(14,239)	(5)%	(24,672)	(21)%
PROVISION FOR INCOME TAXES	1,370	1%	111	—%	109	—%
NET LOSS	(252,516)	(216)%	(14,350)	(5)%	(24,781)	(21)%
Net income attributable to noncontrolling interest	—	—%	2,362	1%	678	1%
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS AND PARENT, RESPECTIVELY	$(252,516)	(216)%	$(16,712)	(5)%	$(25,459)	(21)%
NET LOSS PER SHARE VOTING AND NON-VOTING ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic and diluted loss per share	$(3.57)		$(0.27)
Basic and diluted weighted average shares outstanding	70,737		61,118

Revenues

Revenues for the nine months ended September 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $117.1 million, $304.4 million and $118.5 million, respectively. The decrease for the nine months ended September 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $305.7 million, or 72%. The decrease was driven by the COVID-19 pandemic, which resulted in the cancellation of most cruise ship voyages and the closure of many destination resort health and wellness centers where we operate during mid-March 2020 through September 30, 2020.

The break-down of revenue between service and product revenues was as follows:

•

Service revenues. Service Revenues for the nine months ended September 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $90.9 million, $232.6 million and $91.3 million, respectively. The decrease for the nine months ended September 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $232.9 million, or 72%.

•

Product revenues. Product Revenues for the nine months ended September 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $26.2 million, $71.8 million, and $27.2 million, respectively. The decrease for the nine months ended September 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $72.8 million, or 74%.

Cost of services. Cost of services for the nine months ended September 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $100.3 million, $197.2 million, and $76.8 million, respectively. The decrease for the nine months ended September 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $173.7 million, or 63%. The decrease was primarily attributable to the impact of the COVID-19 pandemic.

Cost of products. Cost of products for the nine months ended September 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $25.2 million, $62.2 million and $24.0 million, respectively. The decrease for the nine months ended September 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $60.9 million or 71%. The decrease was primarily the result of the impact of the COVID-19 pandemic.

Administrative. Administrative expenses for the nine months ended September 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $13.3 million, $12.3 million and $2.5 million, respectively. The decrease for the nine months ended September 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $1.4 million, or 10%. The decrease was primarily the result of the impact of the COVID-19 pandemic.

Salary and payroll taxes. Salary and payroll taxes for the nine months ended September 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $14.8 million, $28.4 million, and $29.3 million, respectively. The decrease for the nine months ended September 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $43.0 million, or 74%. The decrease was driven by $20.4 million related to stock options that fully vested upon grant to certain directors and executives in the Successor 2019 Period and $26.3 million in change in control payments pursuant to agreements entered into in 2016 that were earned upon consummation of the Business Combination for services rendered prior to the Business Combination in the Predecessor 2019 Period. The nine months ended September 30, 2020 had $2.0 million of non-cash stock-based compensation expense, the reduction of services performed pursuant to the Executive Services Agreement in 2020 of $0.4 million, and costs incurred in connection with furloughs and terminations of employment of Company personnel intended to mitigate the financial and operational impacts of COVID-19.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $12.6 million, $9.1 million and $0.8 million, respectively. The increase for the nine months ended September 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $2.8 million, or 28%. The increase was a result of the new basis of intangible assets identified in the Business Combination.

Goodwill and trade name impairment charges. Goodwill and trade name impairment charges for the nine months ended September 30, 2020 were $190.8 million. This was comprised of goodwill and trade name impairment charges of $190.1 million and $0.7 million, respectively.

Other income (expense), net. Other income (expense) for the nine months ended September 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $11.2 million, $9.4 million, and $9.7 million, respectively. The decrease for the nine months ended September 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $7.9 million, or 41%. The decrease was attributable to the fact that the 2019 Predecessor Period included extinguishment of debt associated with the payoff of the pre-existing debt by the Parent of the Company’s predecessor.

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $1.4 million, $0.1 million, and $0.1 million, respectively. The increase for the nine months ended September 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $1.1 million, or 523%. The increase was driven by a $1.7 million increase in valuation allowance related to the Company’s beginning-of-year deferred tax assets that are not realizable during the nine months ended September 30, 2020 period.

Net loss. Net loss for the nine months ended September 30, 2020, Successor 2019 Period and Predecessor 2019 Period were $252.5 million, $14.4 million, and $24.8 million, respectively. The decrease for the nine months ended September 30, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $213.4 million, or 545%. The decrease was as a result of $190.8 million in goodwill and trade name impairment charges recognized during the three months ended March 31, 2020 and the impact of the COVID-19 pandemic in the nine months ended September 30, 2020, partially offset by $20.4 million in expenses related to stock-based compensation during the Successor 2019 Period, and $26.3 million in change in control payments earned upon consummation of the Business Combination during the Predecessor 2019 Period.

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

The full extent to which COVID-19 will impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact. As a consequence, the Company cannot estimate the impact on the business, or near- or longer-term financial or operational results with reasonable certainty, but we expect the fourth quarter of 2020 to be severely negatively impacted.

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

•	Closed all spas on ships where voyages have been cancelled, with the exception of the three vessels that commenced sailing during the third quarter of 2020;
•	Closed all destination resort spas as of March 26, 2020. At quarter end September 30, 2020, 31 U.S. and Caribbean-based destination resort spas were operating with capacity restrictions;
•	Repatriated 3,213 of our staff, constituting all but 13 of our cruise ship personnel, eliminating all ongoing expenses related to these employees;
•

Terminated employment of 66% of U.S. and Caribbean-based destination resort spa personnel, including those employees returning to the re-opened resort spas, and 30% of corporate personnel, and implemented salary reductions for all corporate personnel;

•	Eliminated all non-essential operating and capital expenditures;
•	Withdrew its dividend program until further notice and deferred payment of the dividend declared on February 26, 2020, in the amount of $2.4 million, until approved by the Board of Directors; and
•	Borrowed $7 million, net on its revolving credit facility, leaving $13 million available and undrawn.

Given the above actions and our assumptions about the future impact of COVID-19, we expect to meet our cash obligations, as well as remain in compliance with the debt covenants in our existing financing agreement, for the next 12 months, based on our current level of unrestricted cash. In the unlikely event that no additional cruise lines sail and with limited destination resort spas operating, we believe we have sufficient liquidity through December 2021.

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

Our principal uses for liquidity prior to the Business Combination had been distributions to Steiner Leisure, debt service and working capital. Subsequent to the Business Combination, including during this period subject to the impact of COVID-19, our principal uses for liquidity have been funding of our operations and debt service. Our principal sources of liquidity subsequent to the Business Combination, including during this period subject to the impact of COVID-19, have been cash flow from operations generated prior to the COVID-19 pandemic and borrowings under our revolving credit facility and the 2020 Private Placement.

Cash Flows

The following table presents operations for the nine months ended September 30, 2020, Successor 2019 Period and Predecessor 2019 period, which relate to the period preceding and the period succeeding the Business Combination, respectively. References to the “Successor 2019 Period” refer to the period from March 20, 2019 to September 30, 2019 and references to the “Predecessor 2019 Period” refer to the period from January 1, 2019 to March 19, 2019.

	Successor		Predecessor
(in thousands)	Nine Months Ended September 30, 2020	March 20, 2019 to September 30, 2019	January 1, 2019 to March 19, 2019

Net loss	$(252,516)	$(14,350)	$(24,781)
Depreciation & amortization	18,271	13,325	1,989
Goodwill and trade name impairment charges	190,777	—
Amortization of deferred financing costs	770	571	213
Stock-based compensation	1,960	20,496	—
Provision for doubtful accounts	167	—	8
Inventory write-downs	1,090	—	—
Loss from write-offs of property and equipment	90	—	—
Deferred income taxes	1,671	(77)	—
Loss on extinguishment of debt	—	—	3,413
Change in working capital	17,612	(27,981)	22,891
Cash Flow (Used in) from Operating Activities	(20,108)	(8,016)	3,733
Capital expenditures	(1,794)	(2,370)	(517)
Acquisition of OSW Predecessor	—	(676,453)	—
Cash Flow Used in Investing Activities	(1,794)	(678,823)	(517)
Proceeds from issuance of common shares	—	122,499	—
Net proceeds from Haymaker and private placement investors	—	349,390	—
Proceeds from 2020 private placement, net of issuance cost	68,602	245,900	—
Proceeds from the term loan and revolver facilities	20,000	—	—
Payment of deferred financing costs	—	(6,892)	—
Repayment on the term loan and revolver facilities	(13,000)	(13,443)	—
Purchase of public warrants	(879)	—	—
Proceeds from amounts due from parent	—	3,187	—
Net Distributions to Parent and its affiliates	—	—	(4,262)
Dividend paid on common stock	(2,445)	—	—
Cash paid to acquire noncontrolling interest	(10,810)	—	—
Distribution to noncontrolling interest	(4,011)	—	(267)
Net Cash provided by (used in) financing activities	57,457	700,641	(4,529)
Effect of exchange rate changes on cash	(204)	114	649
Net increase (decrease) in cash and cash equivalents and restricted cash	$35,351	$13,916	$(664)

Comparison of Results for the nine months ended September 30, 2020, the periods from March 20, 2019 to September 30, 2019 and January 1, 2019 to March 19, 2019

Operating activities. Our net cash provided by (used in) operating activities for the nine months ended September 30, 2020, the Successor 2019 Period and the Predecessor 2019 Period were $(20.1) million, $(8.0) million and $3.7 million, respectively. In the nine months ended September 30, 2020, the Company ceased meaningful revenue generation at the end of the first quarter, while incurring significant costs related to the housing and repatriation costs of Company personnel onboard cruise ships, as well as costs incurred in preparation for cruise ship layups. Subsequently, the Company continued to pay repatriation costs and corporate expenses leading to the cash deficit. In the Successor 2019 Period, the Company made the change of control payments of $26.3 million payable upon consummation of the Business Combination.

Investing activities. Our net cash used in investing activities for the nine months ended September 30, 2020, the Successor 2019 Period and the Predecessor 2019 Period were $(1.8) million, $(678.8) million and $(0.5) million, respectively. In the Successor 2019 Period, net payments of $676.5 million for the acquisition of OSW Predecessor were completed.

Financing activities. Our net cash provided by (used in) financing activities for the nine months ended September 30, 2020, the Successor 2019 Period and the Predecessor 2019 Period were $57.5 million, $700.6 million and $(4.5) million, respectively. In the nine months ended September 30, 2020, the Company closed its 2020 Private Placement of $75 million ($68.6 million, net of issuance cost) in common equity and warrants as discussed above, paid $2.4 million in dividends on common stock and purchased the 40% noncontrolling interest of Medispa Limited for $12.3 million in a combination of $10.8 million in cash and 98,753 shares of the Company’s common stock at a share price of $15.26. In the Successor 2019 Period, financing activities of $122.5 million, $349.4 million and $239.4 million related to proceeds from the issuance of common shares, Haymaker cash contributions, and proceeds related to the term loan and revolver facilities, net of repayments, respectively, were undertaken in connection with the Business Combination.

Seasonality

A significant portion of our revenues are generated onboard cruise ships. As a result, we have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields, which may, in certain years, be negatively affected by the frequency and intensity of hurricanes, with the highest impact typically occurring during peak hurricane season from August to October. However, as a result of the COVID-19 pandemic, we experienced low revenue yields in the third quarter of 2020 and expect to experience low revenue yields during the fourth quarter holiday period.

Contractual Obligations

As of September 30, 2020, our future contractual obligations have not changed significantly from the amounts disclosed in our 2019 10-K.

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

Our critical accounting policies are included in our 2019 10-K. We believe that there have been no significant changes during the nine months ended September 30, 2020 to the critical accounting policies disclosed in our 2019 10-K.

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

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The following risk factors are provided to update the risk factors of the Company previously disclosed in the Company’s 2019 10-K, Part II, Item 1A. “Risk Factors”. However, the risks and uncertainties that we face are not limited to those set forth in the 2019 10-K, as supplemented and updated herein. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to economic and operating conditions.

COVID-19 has had, and is expected to continue to have, a material adverse impact on our financial condition, operations and liquidity. The current and uncertain future impact of the COVID-19 pandemic, including the duration of the pandemic, the restrictions imposed by global government interventions, and its effect on the ability or desire of people to travel (including on cruises), is expected to continue to have a material adverse impact our results, operations, outlook, plans, growth, cash flows, liquidity, and stock price.

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

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

Risks Related to Operations:

In response to the COVID-19 pandemic, the CDC issued a No Sail Order on March 14, 2020, which was extended on April 9, 2020, July 16, 2020 and September 30, 2020, to continue until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) October 31, 2020. On October 30, 2020, the CDC issued a Framework for Conditional Sailing Order, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. Pursuant to the Framework for Conditional Sailing Order, the No Sail Order has been lifted and the cruise industry will work with the CDC on a phased in return-to-service, which will consist of three phases: (i) testing and implementing additional safeguards for crew members; (ii) conducting simulated voyages to test cruise operators’ ability to mitigate COVID -19 risk; and (iii) providing a certification to ships that meet specified requirements, thereby allowing for a phased return to cruise ship passenger voyages. We are currently reviewing the Conditional Sailing Order and monitoring the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings.

As of September 30, 2020, three of the ships we serve had commenced sailing and 31 of our U.S, and Caribbean-based destination resort spas were operating, with capacity restrictions. Starting in the first quarter of 2020 and continuing into the fourth quarter, these suspensions and restrictions have had a dramatically negative impact on our operations.

Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform, as well as decades-long relationships with cruise and destination resort partners. Due to the impact of COVID-19, we have taken prudently aggressive actions to eliminate or defer all nonessential operating costs and capital investment and increase our financial flexibility, including closing all spas on cruise ships where voyages had been cancelled, and closing all U.S., Caribbean-based and Asian based destination resort spas, certain of which reopened during the third quarter of 2020. Additionally, we have increased financial flexibility by securing and reallocating capital resources, including: (i) repatriating 3,213 of our staff, constituting all but 13 of our cruise ship personnel, with the exception of 39 employees embarked on the three vessels that commenced sailing during the third quarter of 2020, (ii) continuing to work with cruise line partners and governmental authorities to repatriate our remaining cruise ship personnel as soon as practical, (iii) furloughing 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminating the employment of 66% of such personnel, and implementing furloughs, terminations of employment, or salary reductions for all corporate personnel, (iv) eliminating all non-essential operating and capital expenditures, (v) withdrawing the Company dividend program until further notice, (v) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors, and (vi) the completion of the 2020 Private Placement on June 12, 2020. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty, customer preferences, or our ability to attract and retain employees, destination resort partners or investors, and our reputation and market share may suffer as a result. For example, as a result of the terminations of employment of our spa personnel, we may experience operational challenges that impact guest loyalty, consumer preference, and our market share, which could limit our ability to grow and expand our business and could reduce our profits. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans. In addition, cruise lines and/or destination resorts may demand concessions from us once they reopen.

Risks Related to Financial Condition:

The COVID-19 pandemic and its consequences have substantially reduced travel, including reduced demand for future cruises and resort stays and, therefore, demand for our services and products, which has materially adversely impacted and is expected to continue to materially adversely impact our business, operations, financial results and liquidity. We cannot presently estimate the extent to which the pandemic will impact our business, operations, or financial condition, which will depend on a number of factors, including numerous evolving factors that we may not be able to accurately predict or assess, such as the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and cruises; and how quickly economies, travel and cruise activity, and demand for our services recovers after the pandemic subsides. We expect the negative impact of the COVID-19 pandemic to continue in the fourth quarter of 2020, and to be materially negative in fiscal year 2020 and possibly thereafter.

Risks Related to Expenses:

To date we have incurred, and expect to continue to incur, significant costs caused by the COVID-19 pandemic. In light of the ongoing suspension of cruise voyages, the Company has taken steps to reduce expenses, including to date (i) repatriating 3,213 of our staff, constituting all but 13 of our cruise ship personnel, with the exception of 39 employees embarked on the three vessels that commenced sailing during the third quarter of 2020, (ii) furloughing 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminating the employment of 66% of such personnel, and (iii) implementing furloughs, terminations of employment, or salary reductions for all corporate personnel.  Nonetheless, the Company continues to incur significant ongoing operating expenses, administrative operating costs, and interest expense. We may also incur additional COVID-19 related costs if we are subject to greater hygiene-related protocol in our services that are mandated by government authorities or other international authorities. In addition, the industry as whole may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement. COVID-19 may also cause us to incur additional unforeseen expenses. While governments have implemented and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we will be eligible to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or sufficiently mitigating the impacts of COVID-19.

Risks Related to Liquidity:

Our funding prospects may be harmed by the impact of COVID-19. COVID-19 has caused heightened volatility and disruptions in the global credit and financial markets, and this may adversely affect our ability to borrow and could increase our counterparty credit risks, including those under our credit facilities, derivatives, contingent obligations, and insurance contracts. Additionally, the outbreak of COVID-19 may have adverse negative impacts on restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements. In the unlikely event that no additional cruise lines sail and with limited destination resort spas operating, we believe we have sufficient liquidity until December 2021.

The Company maintained compliance with its loan agreements as of September 30, 2020 and expects to remain in compliance with its loan agreements for the foreseeable future. Further, the investment provided additional resources to develop innovation in our service offerings and wellness experiences, as well as additional support to quickly allow the Company to resume operations and fully capitalize on its market share position and growth opportunities, driven by the many advantages of our business model, when conditions warrant. However, we cannot assure you that our assumptions to estimate our liquidity requirements will be correct because we have never previously experienced a complete cessation of our operations. In addition, the magnitude, duration and speed of spread of the global pandemic is uncertain.

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

We Depend on Our Agreements with Cruise Lines and Destination Resort Health and Wellness Centers; if These Agreements Terminate, Our Business Will Be Harmed

The COVID-19 pandemic has upended global operations in the travel and hospitality industry worldwide by necessitating the cancellation of voyages and the closure of health and wellness centers, destination resorts and travel and hospitality services and significantly reducing demand worldwide for travel and hospitality services. On October 30, 2020, the CDC issued a Framework for Conditional Sailing Order, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. Pursuant to the Framework for Conditional Sailing Order, the No Sail Order has been lifted and the cruise industry will work with the CDC on a phased in return-to-service, which will consist of three phases: (i) testing and implementing additional safeguards for crew members; (ii) conducting simulated voyages to test cruise operators’ ability to mitigate COVID -19 risk; and (iii) providing a certification to ships that meet specified requirements, thereby allowing for a phased return to cruise ship passenger voyages. As of the date of this report, three vessels operated by our cruise line partners have begun sailing and 31 of our destination resort spas have reopened with capacity restrictions.

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

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. Due to the impact of COVID-19, six vessels on which we operated health and wellness centers have been taken out of service permanently by our cruise line partners, and 18 vessels on which we operated health and wellness centers prior to the COVID-19 pandemic have been sold to other cruise line operators, including operators we currently serve. We are engaged in discussions with these cruise line operators regarding agreements to continue operation of our health and wellness centers aboard these ships; however, there can be no assurance that we will execute satisfactory agreements. Termination or nonrenewal of cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our results of operations and financial condition. Some of our land-based resort health and wellness center agreements also provide for termination with limited advance notice under certain circumstances.

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in recent years, and this trend may continue. Also, some cruise lines have ceased operating and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, all of which currently are our customers, dominate the cruise industry. Because of the impacts of COVID-19, we have ceased operations on all but one of these cruise companies, which has and will continue to materially adversely affect our results of operations and financial condition.

We Depend on the Cruise Industry and Their Risks Are Risks to Us

The cruise industry has been significantly affected by the impact of COVID-19; it has never before experienced a complete cessation of its operations. The public concern over the outbreak of the COVID-19 pandemic, coupled with a drop in demand for international travel and leisure, restrictions on international travel and immigration has adversely affected the demand for cruises and has consequently adversely affected our results of operations and financial condition. In addition, COVID-19 has caused and may continue to cause some cruise lines to declare bankruptcy or cause their lenders to declare a default, accelerate the related debt, or foreclose on collateral. Such bankruptcies, accelerations or foreclosures could, in some cases, result in the termination of our agreements with them and eliminate our anticipated income and cash flows, which could negatively affect our results of operations. Cruise lines in bankruptcy may not have sufficient assets to pay us termination fees, other unpaid fees or reimbursements we are owed under their agreements with us. Even if some cruise lines do not declare bankruptcy, they may be unable or unwilling to pay us amounts to which we are entitled on a timely basis or at all, which would adversely affect our revenues and liquidity. We cannot predict the impact COVID-19 will have on our cruise line partners or the associated adverse impact on us. Cruise lines compete for consumer disposable leisure time dollars with virtually all other vacation alternatives. Demand for cruises is dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Economic changes such as unemployment, economic uncertainty, and the threat of a global recession reduce disposable income or consumer confidence in the countries from which our cruise line partners source their passengers and have affected the demand for vacations, including cruise vacations, which are discretionary purchases.

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

Increased Costs Could Adversely Impact our Financial Results

To date we have incurred, and expect to continue to incur, significant costs until the outbreak of COVID-19 is contained. We anticipate significant ongoing operating expenses, administrative operating costs, and interest expense during the suspension of operations. We have incurred and may continue to incur increased travel costs relating to transportation, including repatriation, of our staff, as well as additional COVID-19 related costs in connection with greater hygiene-related protocols in our services that are mandated by government authorities or other international authorities, including costs related to sanitization procedures and equipment in our facilities. In addition, the industry as a whole may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our global fleet cruise operations.

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

We Depend on Our Key Officers and Qualified Employees

In order to mitigate the impacts of the COVID-19 pandemic, we have repatriated all but 29 of our cruise ship personnel, continued to work with cruise line partners and governmental authorities to repatriate substantially all remaining cruise ship personnel as soon as is practical, furloughed 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminated the employment of 66% of such personnel, and implemented furloughs, terminations of employment, or salary reductions for all corporate personnel. The risk of exposure to COVID-19 remains a concern for the remaining cruise ship personnel that have not yet been able to be repatriated. Our ability to mitigate the impacts of COVID-19 will depend to a significant extent on our senior executive officers, including Leonard Fluxman, our Executive Chairman, Glenn Fusfield, our Chief Executive Officer and President, and Stephen Lazarus, our Chief Financial Officer and Chief Operating Officer. The unanticipated loss of the services of any of these persons or other key management personnel, due to illness, resignation or otherwise, prior to their scheduled retirement as in the case of Mr. Fusfield, especially during the outbreak of a pandemic such as COVID-19, could have a material adverse effect on our business.

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

The Success of Health and Wellness Centers Depends on the Hospitality Industry

We are dependent on the hospitality industry for the success of destination resort centers. The hospitality industry has been significantly affected by the impacts of COVID-19. The public concern over the outbreak of the COVID-19 pandemic, coupled with a drop in demand for international travel and leisure, and restrictions on international travel and immigration has adversely affected the demand for hospitality and has consequently adversely affected the results of our operations and our financial condition. To the extent that consumers do not choose to stay at venues where we operate health and wellness centers, over which we have no control, our business, financial condition and results of operations could be materially adversely affected. The hospitality industry is subject to risks that are similar to those of the cruise industry. As discussed above, the recent coronavirus pandemic has caused government travel advisories, voyage modifications and/or travel cancellations that are impacting demand at hotels and resorts, resulting in material adverse effects to the hospitality industry.

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
•

the outbreaks of illnesses, such as the recent coronavirus pandemic, or the perceived risk of such outbreaks, in locations where we operate land-based health and wellness centers or locations from which guests of such wellness centers are sourced;

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

Any potential government disaster relief assistance for helping us mitigate the effects of COVID-19 could impose significant limitations on our corporate activities and may not be on terms favorable to us

If any government agrees to provide disaster relief assistance to help us mitigate the effects of the COVID-19 pandemic, it may impose certain requirements on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt and other similar restrictions until the aid is repaid or redeemed in full. We cannot assure you that any such government disaster relief assistance, if received, will not significantly limit our corporate activities or be on terms that are favorable to us or at all. Such restrictions and terms could adversely impact our business and operations.

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

Changes in and Compliance with Laws and Regulations Relating to Environment, Health, Safety, Security, Data Privacy and Protection, Tax and Anti-Corruption under Which We Operate May Lead to Litigation, Enforcement Actions, Fines, or Penalties

We are subject to numerous international, national, state and local laws, regulations and treaties, including social issues, health and safety (including related to the COVID-19 pandemic), security, data privacy and protection, and tax, among other matters. Failure to comply with these laws, regulations, treaties and agreements has led and could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. COVID-19 will increase the risks and uncertainties in connection with our ability to develop strategies to enhance our health and safety protocols to adapt to the current pandemic environment's unique challenges once operations resume and to otherwise safely resume our operations when conditions allow. We will be required to coordinate and cooperate with the CDC, the U.S. and other governments, and global public health authorities to take precautions to protect the health, safety and security of guests and shipboard personnel and implement certain precautions once operations resume in the future. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. Accordingly, new legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future. We could also be subject to litigation alleging non-compliance with the new legislation. In addition, training of crew may become more time consuming and may increase our operating costs due to increasing regulatory and other requirements.

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

We could be subject to governmental investigations or penalties, legal proceedings litigations, and class actions related to the COVID-19 pandemic that could adversely impact our reputation, financial condition, and results of operations

Legal proceedings or litigation against us related to the COVID-19 pandemic brought by our employees, customers, cruise line partners, resort partners, shareholders, creditors or others could lead to tangible adverse effects on our business, including damages payments, payments under settlement agreements and fines.

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

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of September 30, 2020, we have $234.5 million of secured indebtedness under our First Lien Term Loan Facility and Second Lien Term Loan Facility, and our First Lien Revolving Facility (collectively, the “Credit Facilities”). Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which has been and is expected to continue to be adversely impacted by the impacts of the COVID-19 pandemic. If we do not generate enough cash flow to pay our debt service obligations, or for any other reason, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity.

Our Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. If we do not continue to remain in compliance with covenants in our existing credit facilities, we would have to seek amendments to these covenants from our lenders or evaluate the options to cure the defaults contained in the agreement. However, no assurances can be made that such amendments would be approved by our lenders. If an event of default occurs, the lenders under the existing credit facilities are entitled to take various actions, including the acceleration of amounts due under the credit facilities and all actions permitted to be taken by a second creditor, subject to customary intercreditor provisions among the first and second lien secured parties, which would have a material adverse impact on our operations and liquidity.

We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all, particularly given the disruption to financial markets caused by COVID-19. The Credit Facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.

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

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

10.1

Employment Agreement, dated October 13, 2020, between OneSpaWorld Holdings Limited and Susan Bonner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 13,2020, filed October 14, 2020)

10.2

Form of OneSpaWorld Holdings Limited October 2020 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated and filed October 13, 2020).

10.3

Form of OneSpaWorld Holdings Limited October 2020 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated and filed October 13, 2020).

10.4

Transition and Retirement Agreement, dated September 15, 2020, between OneSpaWorld Holdings Limited and Glenn Fusfield (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 15, 2020, filed on September 16, 2020)

10.5+	Form of OneSpaWorld Holdings Limited August 2020 Restricted Stock Unit Award Agreement

10.6+	Form of OneSpaWorld Holdings Limited August 2020 Performance Stock Unit Award Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	To be furnished by amendment within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2020

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ GLENN J. FUSFIELD
Glenn J. Fusfield
President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Operating Officer and Chief Financial Officer
Principal Financial and Accounting Officer