Form 10-K
period 2020-12-31
ONESPAWORLD HOLDINGS Ltd
filed 2021-03-10
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38843

OneSpaWorld Holdings Limited

(Exact name of registrant as specified in its charter)

Commonwealth of The Bahamas	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harry B. Sands, Lobosky Management Co. Ltd. Office Number 2 Pineapple Business Park Airport Industrial Park P.O. Box N-624 Nassau, Island of New Providence, Commonwealth of The Bahamas	Not Applicable
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (242) 356-0006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value (U.S.) $0.0001 per share	OSW	The Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common shares held by non-affiliates was $255,095,708 as of June 30, 2020, based on the closing price of the common stock on the Nasdaq Capital Market on June 30, 2020, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of the registrant’s common stock held by each director and executive officer and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common shares as of June 30, 2020 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

As of December 31, 2020, the registrant had 69,292,596 voting shares and 17,185,500 non-voting shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement prepared for our 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Such forward-looking statements include statements impacted by or statements regarding:

•	the impact of COVID-19 on the industries in which the Company operates and the Company’s business, operations, results of operations and financial condition, including cash flows and liquidity;
•

the demand for the Company’s services together with the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors or changes in the business environment in which the Company operates;

•	changes in consumer preferences or the markets for the Company’s services and products;
•	changes in applicable laws or regulations;
•	competition for the Company’s services and the availability of competition for opportunities for expansion of the Company’s business;
•	difficulties of managing growth profitably;
•	the loss of one or more members of the Company’s management team;
•	changes in the market for the products we offer for sale;
•	other risks and uncertainties included from time to time in the Company’s reports (including all amendments to those reports) filed with the U.S. Securities and Exchange Commission;
•	other risks and uncertainties indicated in this Annual Report on Form 10-K, including those set forth under the section entitled “Risk Factors”; and
•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common shares, see the section entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of the assumptions underlying our forward-looking statements prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS

General

At our core, we are a global services company. With over 90% market share in the historically highly attractive outsourced maritime health and wellness market, we are the market leader at more than 10x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise; broad and innovative service and product offerings; expansive global recruitment, training and logistics platform; and decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of their overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations. We have consistently expanded our onboard offerings with innovative, leading-edge service and product introductions, and developed a powerful back-end recruiting, training and logistics platform to manage our operational complexity, maintain our industry-leading quality standards and maximize revenue per center. The combination of our renowned recruiting and training platform, deep labor pool, global logistics and supply chain infrastructure and proven revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate. These competitive advantages have served our business well during these extremely challenging times for our industry.

Impact of Coronavirus (COVID-19)

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (“COVID-19”) a “Public Health Emergency of International Concern,” and on March 10, 2020, declared COVID-19 a pandemic. The regional and global outbreak of COVID-19 has negatively impacted our operations. Quarantines, labor shortages and other disruptions, including the cancellation of cruise itineraries and the closure of resort properties, have adversely impacted our revenues, the ability to provide services, our operating results, and our financial condition and liquidity, and may continue to have further or additional adverse impacts in the future. In addition, COVID-19 has resulted in a widespread health crisis that has materially adversely affected the economies and financial markets of many countries, causing an economic downturn that has materially adversely impacted and is expected to continue to materially adversely impact for the foreseeable future the demand for our services and products. As such, the full impact on our operations and our results of operations and financial condition, including our liquidity, is difficult to assess at this point in time. As of the date of this report, the extent to which COVID-19 will impact us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the actions taken by governmental authorities to contain COVID-19 or to mitigate its impact, and actions taken by our cruise line and destination resort partners, among others.

In September 2020, we began the resumption of limited spa operations with one of our cruise line partners. Likewise, during the second quarter of 2020, we began the resumption of spa operations in a limited number of destination resorts as part of our phased-in return to service. As of December 31, 2020, 45 destination resort spas were operating, some with capacity restrictions. Starting in the first quarter of 2020, and continuing through the fourth quarter of 2020 and currently, COVID-19-related shutdowns have had a significant negative impact on our operations. We believe the ongoing effects of COVID-19 on our operations will continue to have a significant negative impact on our financial performance and liquidity and such negative impact may continue well beyond the containment of the pandemic. Due to the unknown duration and extent of the impact of the pandemic, which will depend on a number of factors, including the duration and scope of the pandemic, travel restrictions and advisories, the distribution of COVID-19 vaccines and their effectiveness, the potential continued unavailability of ports and/or destinations of our cruise partners and a general impact on consumer sentiment, the full effect on our financial performance cannot be quantified at this time.

The Company has also undertaken steps to mitigate the adverse impact of the pandemic, which have included, without limitation, the following:

•	commencing in March 2020, closed all spas on ships where voyages have been cancelled (as of December 31, 2020, we were operating one spa onboard one vessel);
•	closed all destination resort spas as of March 26, 2020 (as of December 31, 2020, 45 destination resort spas had reopened and were operating, some with capacity restrictions);
•

repatriated 3,220 of our staff due to COVID-related sailing suspensions, constituting all our cruise ship personnel, eliminating all ongoing expenses related to these employees during 2020, and re-embarked 18 cruise ship personnel to operate our spas on three vessels that sailed at any time during the fourth quarter of 2020 (only one of which was sailing as of December 31, 2020);

•

furloughed 96% and subsequently terminated the employment of 66% of U.S. and Caribbean-based destination resort spa personnel and 38% of corporate personnel and implemented salary reductions for all corporate personnel; as of December 31, 2020, 386 U.S. and Caribbean-based destination resort spa personnel had returned to work and 72 salary reductions remained in place for corporate personnel;

•	eliminated all non-essential operating and capital expenditures;
•	withdrew our dividend program until further notice and
•	payment of the dividend declared on February 26, 2020, in the amount of $2.4 million, until approved by the Board of Directors;
•

completed the private placement (the “2020 Private Placement”) of $75 million in common equity and warrants to Steiner Leisure and its affiliates, other investors, Company management and members of the Board of Directors;

•	borrowed $7 million, net, on our revolving credit facility, leaving $13 million available and undrawn at December 31, 2020; and
•

entered into an agreement that permits the Company to sell, from time to time, common shares up to an aggregate offering price of $50.0 million (the “ATM Program”), resulting in $11.1 million net proceeds to the Company.

Our Business

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

We are recognized by our cruise line and destination resort partners and our guests for our comprehensive suite of services and products. We curate and deliver a broad range of offerings centered on providing specific health, fitness, beauty, and wellness solutions to meet our guests’ lifestyle routines or objectives. These services include: (i) traditional body, salon, and skin care services and products; (ii) self-service fitness facilities, specialized fitness classes and personal fitness training; (iii) innovative pain management, detoxifying programs and comprehensive body composition analyses; (iv) weight management programs and products; and (v) advanced medi-spa services, among others. We also offer our guests access to leading beauty and wellness brands including ELEMIS ®, Kérastase ® and Dysport ®, with many brands offered exclusively by us in the cruise market. On average, during normal operating conditions, guests spend $230 per visit and our solution sales approach drives substantial retail sales, with approximately 25% of our revenues derived from the sale of retail products.

Our state-of-the-art health, fitness, beauty and wellness centers are designed and branded for each cruise line and destination resort to optimize the guest experience, align with our partners’ overall hospitality atmosphere and maximize productivity. Centers can employ up to 105 highly trained professionals and range in size from 200 to over 30,000 square feet, depending on the cruise line or destination resort partner’s needs.

Our cruise line relationships average over 20 years and encompass substantially all of the major global cruise lines, including Carnival Cruise Line, Royal Caribbean Cruises, Princess Cruises, Norwegian Cruise Lines, Celebrity Cruises, Costa Cruises and Holland America, among many others. These partnerships extend across contemporary, premium, luxury and budget cruise lines that operate ships regionally and globally. We maintain what we believe to be an exceptional contract renewal rate with our cruise line partners, having renewed approximately 94% of our contracts based on ship count over the last 15 years, including 100% of our contracts with ships larger than 3,500 berths. We have not only maintained relationships with existing cruise line partners, but also have a history of winning contracts and gaining market share. In 2019, we signed an agreement with Celebrity Cruises to become the exclusive operator of health and wellness centers on Celebrity’s entire fleet, increasing the Celebrity vessels by nine, extended our current agreement with Norwegian Cruise Lines through 2024, and signed an agreement with the new lifestyle brand Virgin Voyages as the exclusive operator of the spa and wellness offerings onboard Virgin vessels. On land, we have longstanding relationships with the world’s leading destination hotel and resort operators, including Marriott, Hilton, ClubMed, Caesars Entertainment, Lotte, Loews and Four Seasons, among others.

Our Operations and Performance

We are a Bahamian international business company that earns a substantial portion of our revenue in low- or no-tax jurisdictions, benefitting from a comparatively low effective cash tax rate. Additionally, we have minimal capital expenditures, as our cruise line and destination resort partners typically fund the build-out, maintenance, and refurbishment of our health and wellness centers. The combination of our attractive tax rate and asset-light operating model leads to a financial profile that delivers comparatively high Unlevered After-Tax Free Cash Flow. In fiscal 2018 and 2019, prior to the cessation of operations due to the COVID-19 pandemic, we had converted approximately 90% of our Adjusted EBITDA to Unlevered After-Tax Free Cash Flow.

We have historically driven strong financial performance and believe our leading market position in a growing industry, differentiated business model and entrenched cruise line and destination resort partner relationships position our business for future growth. Due to the impact of COVID-19 on our operations in 2020, current year data is not meaningful. However, for the year ended December 31, 2019, we achieved revenues of $562.2 million, Adjusted EBITDA of $59.0 million, Net Loss of $37.0 million and Unlevered After-Tax Free Cash Flow of $55.4 million.

Attractive Market Opportunity

Despite the adverse conditions impacting global operations and economies resulting from the COVID-19 outbreak, we continue to operate at the intersection of the historically attractive health and wellness and travel leisure industries. We believe we are well-positioned to grow as the cruise industry recovers from the COVID-19 pandemic.

Historical Cruise Industry Growth

Prior to COVID-19, the cruise industry had been among the fastest-growing segments in the travel leisure industry, including through the recessions of 2001 and 2008-2010. We estimate, based on annual statistics published by Cruise Lines International Association (“CLIA”), that global passenger counts had grown every year until 2020 from approximately 6.3 million passengers in 1995 to an all-time high of approximately 30.0 million passengers in 2019, representing a compound annual growth rate of 6.7%. This passenger growth had been driven by consistent, significant investments in new cruise ship capacity, strong loyalty among experienced cruisers and the large and growing appeal of cruising to all demographics, including millennials.

Historically Large and Growing Health and Wellness Industry

Our health and wellness centers cater to guests seeking a continuation of their health, fitness, beauty and wellness activities while traveling and those who want to trial services while away from home. As consumers increasingly incorporate health and wellness activities into their daily lives, they are placing a higher priority on health and wellness services while traveling and vacationing. The Global Wellness Institute (“GWI”) estimates in its most recently issued global wellness economy report that wellness-related tourism grew at twice the rate of general tourism from 2015 to 2017.

Our Evolution

Our history dates back to the early 1960’s, when we opened the world’s first salons at sea onboard transatlantic cruise ships, including the Queen Mary and Queen Elizabeth II. Over more than 50 years, we have continuously defined and redefined the onboard health, fitness, beauty and wellness category by consistently expanding our onboard offerings with innovative and leading-edge service and product introductions, while developing the powerful back-end recruiting, training and logistics platforms to manage and optimize the complexity of our operations and maintain our industry-leading quality standards. We have successfully evolved the onboard health, fitness, beauty and wellness category from what was once a consumer-centric amenity for passengers to a key onboard revenue driver for our cruise line partners.

In 2015, a consortium led by L Catterton acquired Steiner Leisure, the holding company of OneSpaWorld at that time (the “2015 Transaction”). Since then, OneSpaWorld has strengthened its already proven platform by leveraging L Catterton’s expertise in consumer services, consumer products, multi-unit retail operations and customer acquisition, among other expertise. OneSpaWorld has enhanced collaboration with its cruise line and destination resort partners to reinforce its market leading position and introduced innovative revenue initiatives to accelerate its revenue growth. Key recent initiatives include:

•	enhancing and expanding collaboration with cruise line and destination resort partners;
•	creating pre-marketing, pre-booking and pre-payment platforms with optimal positioning on cruise line websites;
•	employing data-driven, dynamic pricing of services to optimize facility utilization and revenue generation;

•	incorporating advanced direct marketing programs, including personalized communications and value promotions, to drive consumer demand;
•	shifting revenue mix towards higher value-add services through new service introductions and higher-ticket products, coupled with enhanced consultative sales training techniques;
•	expanding medi-spa services to the majority of ships within our fleet;
•	collaborating with global brands to leverage our powerful retail channel and captive audience of over 20 million consumers with above average household income;
•	increasing frequency of budgeting and KPI reviews with cruise line and destination resort partners;
•	improving staff productivity through enhanced incentive and retention measures; and
•	leveraging the strength of our global marketing, recruiting, training, logistics and facility design platforms across our cruise line and destination resort partnerships.

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

Prior to the cessation of our cruise line and destination resort operations due to COVID-19, our comprehensive suite of premium health, fitness, beauty and wellness services and products reached more consumers than ever before, with 175 centers onboard cruise ships addressing a captive audience of over 20 million passengers annually, and 68 destination resort centers serving global travelers at premier destination resorts around the world.

Our Strengths

As noted above, we cannot yet fully predict the impacts of COVID-19 on the travel leisure industry or on our business. Despite this uncertainty, we believe that our competitive strengths historically have positioned us, and will continue to position us, as a leader in the hospitality-based health and wellness industry and the category dominant leader in the cruise industry.

Global Leader in the Hospitality-Based Health and Wellness Industry

As the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide, we are at the center of the intersection between the health and wellness and travel leisure industries. In 2018, the Global Wellness Institute reported that global wellness tourism was a $639 billion industry. We command over 90% market share in the highly attractive outsourced maritime health and wellness market and we are more than 10x the size of our closest competitor. Through our market share, we have had access to a captive audience of over 20 million passengers. Cruise ship guests are an attractive demographic, with average annual household incomes of over $100,000. As a result of our scale, our captive consumer audience, and consumers’ increasing desire for more health, fitness, beauty and wellness services and products, we are well-positioned in the global health and wellness industry and have a large and highly attractive addressable consumer market at sea and on land.

Differentiated Business Model That Would Be Difficult and Uneconomic to Replicate

For more than 50 years, our business model has been built through investment in global infrastructure and training, decades-long relationships with our cruise line and destination resort partners and our reputation for offering our guests a best-in-class health, fitness, beauty and wellness experience. Our robust infrastructure and processes required to operate and maximize revenue across our network of global health and wellness centers separates us from our peers. In 2019, we embarked on over 8,600 voyages that welcomed over 22 million passengers at more than 178 ports of embarkation. Our business model is centered on providing our cruise line and destination resort partners with the following solutions:

•

Global Recruiting, Training and Logistics —Prior to the near cessation of our operations due to COVID-19, we recruited, trained and managed over 3,000 health, fitness, beauty and wellness professionals annually around the world, representing 88 nationalities and 24 spoken languages. With seven global training facilities, we serve each cruise line’s needs for specific onboard staff with complex language, cultural and service modality requirements and are the only company with the infrastructure to commission highly trained staff at over 1,200 ports of call worldwide.

•

Supply Chain and Logistics —We manage the complex delivery of all products and supplies to our health and wellness centers onboard vessels operating itineraries around the world, leveraging proprietary data to accurately forecast and stock each health and wellness center. Products and supplies can only be loaded at designated ports around the world during a limited window of time while the ship is in port, in many cases overnight, adding to the complexity of the process.

•

Yield and Revenue Management —We have developed proprietary technology, processes and staff training tools to consistently measure, analyze and maximize onboard and destination resort revenue and profitability.

•

Exclusive Relationships with Global Brands —Due to our scale, superior operations, industry longevity and attractive captive consumer audience, prior to the near cessation of our operations due to COVID-19, we had over 1,100 product SKUs sourced from over 90 vendors offered through the OneSpaWorld platform at sea, including ELEMIS, Kérastase, Thermage ®, GoodFeet ® Arch Supports and GO SMILE ® Teeth Whitening.

•

Facility Design and Branding Expertise —We design our state-of-the-art health and wellness centers specifically for each cruise line vessel and destination resort, creating bespoke branding, guest experience, guest services offerings, complementary retail products assortment, and competitive differentiation for each of our cruise line and destination resort partners to optimize guest experiences and maximize productivity and financial performance.

The above capabilities have contributed to building a differentiated and defensible strategy around our leading market position in a historically growing and attractive industry.

Unmatched Breadth of Service and Product Offering

We offer our guests a comprehensive suite of health, fitness, beauty and wellness services and products to meet any and all of their needs. We are continuously innovating and evolving our offerings based on the latest trends and tailor our service and product offerings to regional preferences. In addition to conventional services, we offer the latest in fitness, a full range of massage treatments, nutrition/weight management consultations, teeth whitening, and acupuncture, among a broad spectrum of personal care services. OneSpaWorld has also introduced innovative, higher-ticket medi-spa services at sea, including BOTOX ® Cosmetic, Dysport, Restylane ®, CoolSculpting ®, Thermage and dermal fillers, among others. With our captive audience of over 20 million cruise guests annually, OneSpaWorld is a compelling distribution channel for leading health, fitness, beauty and wellness brands. Renowned brands, including ELEMIS and Kérastase, have partnered with us for exclusive distribution at sea. Cruise line and destination resort partners depend on us to provide their guests with the best and broadest assortment of services and products to enhance their vacation experience and the competitive positioning and consumer value of their brands.

Entrenched Partnerships with Economic Alignment

We have cultivated partnerships with most of the largest and most reputable cruise lines and premier resorts in the world. Our cruise line relationships average over 20 years and encompass substantially all of the major global cruise lines, including Carnival Cruise Line, Royal Caribbean Cruises, Princess Cruises, Norwegian Cruise Lines, Celebrity Cruises, Crystal Cruises, Costa Cruises, Seabourn Cruise Line, Virgin Voyages, and Holland America, among many others. The majority of our revenues and profits are earned through our long-term revenue sharing agreements with our cruise line partners that economically align both parties and create a collaborative relationship. On land, we partner with market leaders at highly attractive destinations, including Atlantis Paradise Island Bahamas, The Ocean Club, a Four Seasons Resort, Hilton Hawaiian Village Beach Resort and Spa, and the Mohegan Sun Resort, among others. Our long-standing relationships, with economic alignment at the core, strengthen our competitive advantage.

Highly Visible and Predictable Revenue Streams

Historically, we have had access to over 20 million passengers annually, with potential long-term passenger growth expected in the future, post the COVID-19 pandemic, as new ships are commissioned in the industry. This new ship growth is highly visible as demonstrated in a publicly available global order book outlining over five years of new ship orders. Across our contracts, OneSpaWorld typically operates on all ships in a fleet and on new ships added during the contract term, securing both existing and new ship revenue. A new ship requires approximately two to four years to be built and is rarely delayed, as cruise lines typically sell out the vessel’s maiden voyage over a year in advance. New ships do not have a revenue ramp-up period given these advanced marketing efforts. Our cruise line partners are experts at dependably filling their ships with passengers, as demonstrated by the industry’s historical average occupancy rate of above 100%, even through recessionary periods. Due to historically consistent industry practices and decades of proprietary operating history data, OneSpaWorld has had strong visibility into our future revenue realization for the next three to five years. Despite current market conditions related to COVID-19, we expect these revenue streams to rebound in the future to historical levels.

Asset-Light Model with After-Tax Free Cash Flow Generation

Third parties typically fund the build-out, maintenance, and refurbishment of our onboard health and wellness centers, resulting in an asset-light profile with minimal capex required. Our capital expenditures averaged 1% of revenues over the three years preceding the near cessation of our operations due to COVID-19. Being a Bahamian international business company and earning a significant portion of our revenue in low-tax or no-tax jurisdictions, including international waters, our effective cash tax rate had been approximately 1% over the three years preceding the near cessation of our operations due to COVID-19. This combination translates to exceptional after-tax free cash flow. Annually, from 2017 through 2019, we converted approximately 90% of our Adjusted EBITDA to Unlevered After-Tax Free Cash Flow.

Seasoned and Proven Leadership Team

OneSpaWorld is led by a management team that has operated the Company for nearly 20 years. Our Executive Chairman, Leonard Fluxman, and our CFO and COO, Stephen Lazarus, together led Steiner Leisure as a public company for more than a decade. Mr. Fluxman, Mr. Lazarus and our President and Chief Executive Officer, Glenn Fusfield, now lead an internally developed senior management team with over 150 years of combined industry experience. As previously announced, Mr. Fusfield will be retiring from his position as President and Chief Executive Officer of the Company effective March 31, 2021 and will continue to serve as a non-employee director of the Company until the 2022 Annual Meeting of Shareholders.

On October 13, 2020, Susan Bonner joined the Company as Chief Commercial Officer. Ms. Bonner has over 20 years of experience in the cruise line sector and is a seasoned executive with a proven track record and significant background in strategy, revenue management, operations management, sales, and marketing. We also benefit from Haymaker’s investing and operational experience at Fortune 500 companies, particularly in the consumer and hospitality sectors. The OneSpaWorld management team’s deep experience and proven track record in managing the business in both public and private markets positions OneSpaWorld as an attractive vehicle for future long-term growth within the global hospitality-based health and wellness industry.

Growth Strategies

Our management plans to continue growing the business through the following strategies:

Capture Highly Visible New Ship Growth with Current Cruise Line Partners

We expect to continue to benefit long-term from a return to the cruise industry’s capacity for growth, with a consistent and visible pipeline of new ships commissioned annually by our cruise line partners. By the end of 2022, our existing cruise line partners are expected to introduce 24 new ships, representing a 15% increase in our ship count from 2020. Through established cruise line partner relationships, current contracts, and an approximately 94% contract renewal rate over the last 15 years, we are well-positioned to capture new ship growth over the long term.

Expand Market Share by Adding New Potential Cruise Line Partners

Although we have over 90% market share in the outsourced maritime health and wellness market, there is an opportunity to continue to grow our market share by winning new contracts. In 2019, prior to the COVID-19 outbreak, we signed an agreement with Celebrity Cruises as the exclusive operator of health and wellness centers on Celebrity’s entire fleet, increasing the Celebrity vessels on which we operate by nine, extended our current agreement with Norwegian Cruise Lines through 2024, and won a contract with the new lifestyle brand Virgin Voyages to operate the spa and wellness offerings onboard three Virgin vessels, planned to launch in 2021 and 2022. We also routinely meet with cruise lines that do not currently outsource their health and wellness centers or utilize our smaller competitors, but that may have an interest in contracting with us in the future due to our strong reputation and historical results. As evidenced by our successful history of winning new contracts, we remain focused on continuing to protect and grow our dominant market share at sea.

Continue Launching More Value-Added Services and Products

We have successfully innovated services and products to meet guests’ ever-changing needs, attract more guests and generate more revenue per guest. Medi-spa has been a highly successful innovation for OneSpaWorld at sea and is now a critical component of our offerings. Performed by licensed physicians, the medi-spa offerings provide the latest cosmetic medical services to guests, such as non-surgical cosmetic procedures, including BOTOX Cosmetic, Dysport, Restylane, CoolSculpting, Thermage, and dermal fillers. Guests purchasing medi-spa services spend on average up to 10x more than on traditional health, beauty and wellness services. We continue to roll out Kérastase, a leading global professional hair care brand. In 2019, we experienced year-over-year growth of 24% and a 41% increase in Kérastase retail attachment. We will continue to focus on launching higher value-add services and products that meet guest demands, align with and enhance our cruise line and destination resort partner brands, optimize health and wellness center utilization, and maximize center-level profitability.

Focus on Enhancing Health and Wellness Center Productivity

Cruise lines have become increasingly focused on growing onboard revenue as a way to enhance revenue beyond traditional cabin ticket sales. Between 2013 and 2019, onboard spend on the three largest cruise operators we serve increased by $2.6 billion, from $6.5 billion to $9.1 billion. According to an independent global consulting study, 45% of passengers say they are interested in using our health and wellness centers onboard. We are focused on collaborating with cruise line partners to increase passenger penetration and maximize revenue yield through the following initiatives:

•

Increase Pre-Booking and Pre-Payment Capture Rate —We are working with our cruise line partners to expand our marketing efforts to engage guests upon booking their vacation experience, well before boarding a ship, through pre-booking. Pre-booked appointments can yield approximately 30% more revenue than services booked onboard the ship. Due to our success across select cruise lines that have implemented pre-booking capabilities, we are in the process of implementing pre-booking across additional partner cruise lines.

•

Expand Targeted Marketing and Promotion Initiatives —We are now directly marketing and distributing promotions to onboard passengers as a result of enhanced collaboration with select cruise line partners. These promotions are personalized and individually tailored to guests’ profiles and have successfully driven traffic and revenue at our health and wellness centers. Examples include “happy anniversary” messages to couples, “happy birthday” notes to individual guests, and promotional retail credits offered to guests who visit our centers before the end of their cruise. Guests that received these customized promotions were responsible for approximately 8% of revenues generated during the year ended December 31, 2019.

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

Health and Wellness Services

We curate and deliver an ever-innovating broad range of offerings for our cruise line and destination resort partners, centered around a holistic wellness approach, which includes:

•

Spa and Beauty. We offer massages and a broad variety of other body and beauty treatments including facials, hair cutting and styling, manicures and pedicures, and tanning. Additionally, we offer teeth whitening services in the majority of our onboard health and wellness centers.

•

Medi-spa. We offer medi-spa services on the majority of our ships. Our service menu consists of the leading medi-spa brands, including BOTOX Cosmetic, Dysport, Restylane, CoolSculpting, Thermage, and dermal fillers, among others. Prior to the cessation of our operations due to COVID-19, medi-spa services were available on 99 ships and administered by certified medical physicians.

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

Products

We sell over 1,100 branded product SKUs sourced from over 90 vendors due to our scale, superior operations, industry longevity and attractive captive audience at sea and on land. We sell products from leading brands, including ELEMIS, Thermage, Dysport, GoodFeet Arch Supports and GO SMILE Teeth Whitening. We have an exclusive 10-year supply agreement with ELEMIS. We believe we have a leading retail attachment rate based on the number of products purchased in conjunction with a service compared to the broader retail industry. Approximately 25% of our revenues come from product sales, enabling incremental revenue even at full treatment room utilization.

We utilize three warehouses, one 35,000 square foot bonded warehouse in Miami, FL, one 10,000 square foot warehouse in Miami, FL, and one 4,000 square foot warehouse in New Jersey. The Miami warehouses provide fulfillment services for cruise inventory, and the New Jersey warehouse provides fulfillment for e-commerce and the Shop & Ship program.

Health and Wellness Centers

As of December 31, 2020, we operated state-of-the-art health and wellness centers on 163 ships, including virtually all of the major cruise lines globally, and 54 land-based destination resorts, principally in the United States, the Caribbean and Asia. Centers are designed and branded for each cruise and destination resort partner to optimize the guest experience, maximize revenues and align with our partners’ brand and hospitality environment. Centers can range in size from approximately 200 square feet to over 30,000 square feet and generally provide fitness areas, treatment rooms and salons, as well as elaborate thermal suites and/or saunas. Cruise centers are generally located on higher ship decks, which encourages increased passenger interest and guest traffic.

Facility Design

Our cruise line and destination resort partners each seek differentiated health and wellness experiences for their guests. As such, we provide design capabilities for our cruise line and destination resort partners, creating bespoke branding and design consulting to optimize guest experiences and maximize revenues. We operate health and wellness centers under proprietary brands of Mandara ® and Chavana ®, as well as brands curated specifically for each cruise line, complete with cruise line and/or ship-specific service menus. Prior to the near cessation of our operations due to COVID-19, as of December 31, 2019, we had 39 health and wellness centers under the Mandara brand, 11 centers under the Chavana brand, and one center under our destination resort health and wellness brand, “Glow ®, a Mandara Spa.”

Principal Cruise Line Customers

A significant portion of our revenue is generated from each of the following cruise lines, which accounted for more than 10% of our total revenues in 2020, 2019 and 2018, respectively: Carnival (including Carnival, Carnival Australia, Costa, Holland America, P&O, Princess, and Seabourn cruise lines): 43.4%, 46.7%, and 48.5%, Royal Caribbean (including Royal Caribbean, Celebrity Cruises, Pullmantur, Azamara and Silversea cruise lines): 20.9%, 23.1%, and 21.0%, and Norwegian Cruise Line (including Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises): 16.3%, 14.7%, and 13.8%. These companies, combined, accounted for 144 of the 163 ships served by OneSpaWorld as of December 31, 2020. Our contracts are signed at the cruise line-level, not with the parent operator, giving OneSpaWorld a diverse customer base despite parent-level consolidation. Our contracts average five years in duration.

The numbers of ships served as of December 31, 2020 under cruise line agreements with the respective cruise lines, all but one of which are temporarily out of service due to COVID-19, are listed below:

Cruise Line	Ships Served
Royal Caribbean	24
Carnival	23
Norwegian	17
Princess	15
Celebrity	11
Costa	11
Holland America	10
Silversea	7
Oceania	6
P&O	6
Windstar	6
Regent	5
Seabourn	5
Disney	4
Azamara	3
Crystal	3
Dream	2
Marella	2
Carnival Australia	1
Saga	1
Virgin	1
Total	163

(1)	Carnival Corporation, the parent company of Carnival Cruise Line, also owns Carnival Australia, Costa, Holland America, P&O, Princess, and Seabourn.
(2)	Azamara, Celebrity, and Silversea are owned by Royal Caribbean.
(3)	Oceania and Regent are owned by Norwegian Cruise Lines.

Destination Resort Locations and Partners

As of December 31, 2020, we provided health and wellness services at destination resorts in the following locations:

Country	Number of Destination Resort Centers
Maldives	15
United States (1)	13
Malaysia	9
Indonesia	3
Bahamas	3
Palau	2
Russia	2
United Arab Emirates	2
Japan	2
Bahrain	1
Aruba	1
Egypt	1
Total	54

(1)	Includes Puerto Rico.

Cruise Line and Destination Resort Agreements

Through our cruise line and destination resort agreements, we have the exclusive right to offer health, fitness, beauty and wellness services and the ability to sell complementary products onboard the ships and at the destination resorts we serve. Under the cruise line agreements, guests pay for our services through our cruise line partners, who retain a specified percentage of gross receipts from such sales before remitting the remainder to us. Our revenue share agreements result in a highly variable cost model, where the primary fixed costs are the meals and accommodations for our shipboard employees. Most of our cruise line agreements cover all of the then-operating ships of a cruise line and typically new ships are added to ships in service through an amendment to the agreement. The agreements have specified terms ranging from 2 to 10.7 years, with an average remaining term per ship of approximately 3.3 years as of December 31, 2020. Cruise lines can terminate the agreements with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship, or our failure to achieve specified passenger service standards. However, we have never had a contract terminated prior to our respective expiration date.

We operate our destination resort centers pursuant to agreements with the owners of the properties involved. Our destination resort centers generally are required to pay rent based on a percentage of our revenues, with others having fixed rents. Some of our destination resort center agreements also require that we make minimum rental payments irrespective of the amount of our revenues. The terms of the agreements for our destination resort centers generally range from five to 20 years (including the terms of renewals available at our option). In the U.S. and Caribbean, destination resort centers generally have a higher investment cost and lower revenue share with higher staff costs and contracts lasting ten years on average. In Asia, destination resort centers have lower investment cost, higher revenue share, lower staff costs, and contracts averaging five years.

Marketing and Promotion

We promote our services and products to cruise passengers and destination resort guests through targeted marketing, including pre-and post-cruise emails, website advertising, on-site demonstrations and seminars, video presentations shown on in-cabin/in-room television, ship newsletters, tours of our centers, and dedicated signage around the ship. We also encourage our employees to cross-sell, as they believe that such cross-promotional activities frequently result in our customers purchasing services and/or products in addition to those they initially contemplated buying. For example, we cross-sell our fitness body assessment with detox programs, vitamins, and seaweed wraps. We also maintain a dedicated sales desk to facilitate pre-cruise health and wellness services booking and to disseminate health and wellness information for charters and other groups of cruise passengers.

Recent collaborative initiatives with cruise line partners have proven to enhance performance across certain key performance indicators. We have developed a fully integrated pre-booking platform, which allows guests to book health and wellness treatments six to eight weeks prior to the voyage. Pre-booked and pre-paid guests on average spend approximately 30% more than guests who book services once already onboard. We recently introduced targeted marketing, including the ‘positive surprise’ direct marketing campaign, where guests receive a targeted gift card to celebrate a birthday, honeymoon, anniversary, or other special occasion. Guests who received the ‘positive surprise’ campaign spent approximately $44.0 million in 2019, or approximately 8% of our revenue. We have begun rolling out our dynamic pricing model to our full cruise fleet, which provides the ability to optimize demand and maximize utilization of our health and wellness centers. We continually monitor the results of our marketing efforts and adjust our strategies in order to use our marketing resources in a cost-effective manner.

Competition

On cruise ships, we compete with passenger activity alternatives for onboard passenger dollars. We also compete with other maritime wellness facility providers, including cruise lines that insource the activity, as well as other outsource providers. Across the destination resorts business, we compete with other outsource providers of health, fitness, beauty and wellness services to hotel and destination resort operators. The destination resorts business is highly fragmented, and there is no one leader within this category.

Seasonality

A significant portion of our revenues are generated onboard cruise ships and are subject to specific individual cruise itineraries as to time of year and geographic location, among other factors. As a result, we experience varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields for us. Further, cruises and destination resorts have been negatively affected by the frequency and intensity of hurricanes, which may be impacted by climate change. The negative impact of hurricanes in the Northern Hemisphere is highest during peak hurricane season from August to October.

Trademarks

We hold or control numerous trademarks in the United States and a number of other countries. Our most recognized health and wellness products and services trademarks are for Mandara and Chavana. We believe that the use of our trademarks is important in establishing and maintaining our reputation for providing high quality health and wellness services, as well as cosmetic goods, and we are committed to protecting these trademarks by all appropriate legal means.

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

Human Capital

As a pre-eminent global operator of health and wellness services, our human capital is material to our operations and core to the long-term success of our Company. During the first and second quarters of 2020, in response to the near cessation of our operations due to COVID-19, we took steps to mitigate the adverse impact of the pandemic, including repatriating 3,220 of our cruise ship personnel, furloughing 96% and subsequently terminating the employment of 66% of our U.S. and Caribbean -based destination resort spa personnel and 38% of our corporate personnel, and implementing salary reductions for all our corporate personnel. Due to the impact of COVID-19 on the global cruise industry and our operations in 2020, current year data is not meaningful and not included in this section.

•

Our People. As a Company that provides health and wellness services and products, our employees are the bedrock of the customer experience. As of December 31, 2019, we had a total of 4,298 full-time employees. Of that number, 3,840 worked in health and wellness operations and 426 represented management and sales personnel and support staff, while 32 were involved in recruiting and training. We have one health and wellness center manager in each center and can have up to 105 total staff depending on the size of the center. Our cruise line and destination resort staff are sourced from over 95 countries. Approximately 671 of our employees were located in the United States. Our relationship with our employees is strong.

•

Diversity & Inclusion. Our Company achieves success by serving a diverse customer base, recruiting, training, supporting and resourcing employees from diverse demographic and socioeconomic populations across the globe, and maintaining an unwavering commitment to diversity and inclusion among our staff. OneSpaWorld is an equal opportunity employer and we promote and celebrate diversity in the workplace. We advertise U.S. corporate and destination resort spa positions on a human resources applicant tracking system, which provides visibility toward all applicants, including diverse candidates. As of December 31, 2019, our employees had the following attributes:

	Female	Male
Employees	3,479	623
Manager Staff	290	111
Executive Officers	1	3

In order to successfully achieve our goals toward diversity and inclusion, we strive to educate employees, managers, and leadership on these essential topics. Among other things, we provide annual training on the following topics: culture of civility, anti-harassment best practices, cultivating a respectful workplace, anti-harassment crash course: steering clear of sexual harassment, and halting harassment: prevention basics for management.

•

Recruitment. Our continued success is dependent, in part, on our ability to attract qualified employees. Our goal in recruiting and training new employees is to have available a sufficient number of skilled personnel trained in our customer service philosophy. We recruit prospective cruise employees from geographies including the British Isles, Australia, South Africa, the Philippines, Canada, the Caribbean, India, Mauritius and continental Europe, providing an ample pipeline of talent from a wide range of demographics.

•	Compensation and Benefits. We strive to provide competitive pay and benefits for our employees.

Shipboard spa employees typically are employed under nine month-long agreements with fixed terms, with compensation comprised of commissions received in connection with the provision of services and sales of products in our spas. We make available to all our shipboard employees comprehensive health and dental care, free of charge during the terms of their employment agreements, and provide long-term disability and death compensation, among other benefits. We provide our shipboard employees with transportation to their home countries free of charge following the completion of their employment terms. Our shipboard employees and their family and friends are entitled to discounts on the services and products we offer for sale, as well as personalized fitness and wellness programs. In recent years, we have improved staff retention, resulting in a more experienced staff across our fleet.

Employees at our destination resorts generally are employed without contracts, on an at-will basis, although most of our employees in Asia have one- or two-year contracts. Our U.S. corporate and destination resort spa employees are eligible to receive the following company benefits, some which are Company sponsored and some which are voluntary: medical, dental, vision, 401(k) retirement plan, short term disability, long term disability, critical illness, flexible spending account, basic life insurance and basic accidental death and dismemberment, medical indemnity, off the job accident insurance, spouse life insurance and accidental death and dismemberment, child life insurance and accidental death and dismemberment. We provide an employee assistance program free of charge to our employees and members of their household, offering face-to-face mental health counseling sessions with a local provider, legal assistance, financial consultations on topics such as debt counseling and planning for retirement, resources and referrals for childcare providers, before and after school programs, camps, adoption organizations, child development and parental care, resources and referrals for eldercare, including home health agencies, assisted living facilities, social and recreational programs and long-distance caregiving, pet care, including pet setting, obedience training, veterinarians and pet stores, and consultations with fraud resolution specialists intended to prevent identity theft.

•

Health and Safety. The health and safety of our employees is the highest priority of the Company. COVID-19 continues to pose a significant risk to our employees. In order to mitigate the impacts of the COVID-19 pandemic, we repatriated all of our cruise ship personnel during 2020. As part of our reopening plan and our response to COVID-19, we took a number of other steps, including implementing a remote work environment for our corporate employees. Following return to work at our corporate office in Coral Gables, employees will be required to complete a training course regarding compliance with COVID-19 protocols and use face coverings and maintain social distancing protocols in accordance with CDC guidelines. Additionally, we created a comprehensive manual entitled “Guidelines for Protection and Sanitization,” or “GPS,” which includes, among others, protocols for sanitization by service, modality and area, behavior, workplace controls, the use of personal protective equipment, social distancing, recognizing signs of COVID-19, and reporting procedures. Our cruise line and destination resort employees receive training regarding compliance with the GPS protocols as they return to work.

•

Culture and Ethics. We strive to bring our culture of ethical behavior to the forefront of our organization. We visited over 1,200 global ports of call and operated 69 destination resorts in over 13 countries as of December 31, 2019; our values and our mission are what bind our business together. We have instituted best practices to ensure that we continue to operate to the highest standards, including requiring all our employees to familiarize themselves during the training with, and adhere strictly to, our Code of Business Conduct and Ethics and other corporate policies.

•

Training and Development. Our business relies on the ever-changing needs and desires of our customer base. These changes require that our employees are armed with best-in-class training and development in emerging areas of health and wellness. We also operate in areas that are subject to regulation and licensing. To respond to these challenges, we have developed extensive training and licensing practices. Our efforts include training at our London Wellness Academy and our satellite training facilities in South Africa and the Philippines, ranging from two to six weeks depending on the profession and modality of each employee, onboard training for certain of our shipboard employees, and management training courses at our Coral Gables office. All our employees are required to complete sexual harassment training, and our shipboard employees also complete health and safety training upon boarding the vessels on which they serve. Certain shipboard employees also complete additional training on safe practices in providing our services and training on cleaning and sanitization of our equipment and spa facilities. Our employees also receive training using our comprehensive “GPS” manual prior to returning to work.

We encourage our employees to progress through roles of increasing responsibility within our corporate structure during their tenures by providing numerous opportunities for development and training support. Most senior positions held by our Coral Gables and London Wellness Academy employees are occupied by individuals who began their careers as members of our shipboard spa teams. In our corporate office in Coral Gables, employees receive annual refresher and development training through the Company’s state of the art learning management system and are required to review a variety of learning modules containing training content relevant to our globally diverse organization.

•

Succession Planning. The success of our business relies on the steady and experienced leadership of key employees. We continually strive to foster the personal and professional development of senior management and other critical roles throughout the organization. As a result, we have developed a strong group of leaders with lengthy tenures. The performance of our senior management team members is subject to ongoing monitoring and evaluation, intended to ensure efficient identification of potential successors and smooth transitions within the team.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed, and have been harmed, by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline, and has declined, due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business

Actual or Threatened Epidemics or Pandemics may Have an Adverse Effect on our Business, Financial Condition and Results of Operation

In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern.” Steps have been taken by various countries to advise citizens to avoid non-essential travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. On March 8, 2020 the U.S. Department of State issued a warning for US citizens to not travel by cruise ship and this was soon followed by stringent restrictions on international travel and immigration by the U.S. and many other countries across Asia, Europe and South America. The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities to combat its spread, such as restrictions on travel transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, and cancellation of events. Several vaccines have been granted emergency-use authorizations in numerous countries and vaccines are being rolled out to citizens based on their priority of need. These COVID-19 vaccines have been shown to be highly effective in clinical trials and are being distributed to certain populations in the United States and around the world.

While these vaccines are a promising milestone in global efforts to contain and eliminate COVID-19, a number of uncertainties remain, including whether any additional vaccines will receive regulatory approval, the risk of differing interpretations and assessments by the scientific community during the peer review/publication process, widespread adoption of the vaccines by consumers, the availability of the raw materials needed in the quantities required to manufacture the vaccine, pricing and access challenges, storage, distribution and administration requirements, and logistics. There can be no assurance as to when a sufficient number of individuals will be vaccinated, permitting travel restrictions to be lifted. Recently, new COVID-19 variants were recognized in Brazil, South Africa, and the United Kingdom. These variants have the potential to increase the lethality and/or spread of COVID-19, reduce vaccine effectiveness, and may prolong the duration of the pandemic, negatively impacting our business performance.

The COVID-19 pandemic has subjected us to risks related to our business, operations, results of operations, financial condition, and liquidity.

In response to the COVID-19 pandemic, the CDC issued a No Sail Order on March 14, 2020, which was extended several times until, on October 30, 2020, the CDC issued a Framework for Conditional Sailing Order, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. Pursuant to the Framework for Conditional Sailing Order, the No Sail Order has been lifted and the cruise industry will work with the CDC on a phased in return-to-service, which will consist of three phases: (i) testing and implementing additional safeguards for crew members; (ii) conducting simulated voyages to test cruise operators’ ability to mitigate COVID -19 risk; and (iii) providing a certification to ships that meet specified requirements, thereby allowing for a phased return to cruise ship passenger voyages. We are currently reviewing the Conditional Sailing Order and monitoring the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings. As of March 1, 2021, one of the ships we serve had commenced sailing and 44 of our destination resort spas were operating, some with capacity restrictions.

The COVID-19 pandemic has materially negatively adversely impacted our financial condition, and is expected to continue to materially negatively adversely impact our financial condition in fiscal year 2021. We cannot presently estimate the extent to which the pandemic will impact our business, operations, results of operations or financial condition, which will depend on a number of factors, such as the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and cruises; and how quickly economies, travel and cruise activity, and demand for our services recover after the pandemic subsides.

To date we have incurred, and expect to continue to incur, significant costs caused by the COVID-19 pandemic. In light of the ongoing suspension of cruise voyages, the Company has taken steps to reduce expenses, including to date (i) repatriating all of our shipboard staff, (ii) furloughing 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminating the employment of 66% of such personnel, (iii) implementing furloughs, terminations of employment, or salary reductions for all corporate personnel, (iv) eliminating all non-essential operating and capital expenditures, and (v) deferring payment of the dividend declared by our Board in the first quarter of 2020 and suspending our dividend program until further notice, among other actions. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty, customer preferences, or our ability to attract and retain employees, destination resort partners or investors, and our reputation and market share may suffer as a result. Notwithstanding the mitigating actions we have undertaken, the Company continues to incur significant ongoing expenses. We may also incur additional COVID-19 related costs if we are subject to greater hygiene-related protocols in our services that are mandated by government authorities or other international authorities. In addition, the industry as whole may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement.

COVID-19 has caused heightened volatility and disruptions in the global credit and financial markets, and this may adversely affect our ability to borrow and could increase our counterparty credit risks. Additionally, the outbreak of COVID-19 may have adverse negative impacts on restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements.

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

We Depend on Our Agreements with Cruise Lines and Destination Resort Health and Wellness Centers; if These Agreements Terminate, Our Business Would Be Harmed

A significant portion of our revenues are generated from our cruise ship health and wellness operations, which have been adversely impacted by the outbreak of COVID-19. In light of the current market conditions and the other impacts caused by COVID-19, these agreements, as well as our other cruise line agreements, may not be renewed after their expiration date on similar terms or at all. Any renewals may cause further reductions in our margins, as the amounts we pay to cruise lines and land-based venues may increase upon entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. Due to the impact of COVID-19, six vessels on which we operated health and wellness centers have been taken out of service permanently by our cruise line partners, and 20 vessels on which we operated health and wellness centers prior to the COVID-19 pandemic have been sold to other cruise line operators, including operators we currently serve. We are engaged in discussions with these cruise line operators regarding agreements to continue operation of our health and wellness centers aboard these ships; however, there can be no assurance that we will execute satisfactory agreements. Termination or nonrenewal of cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our results of operations and financial condition. Some of our land-based destination resort health and wellness center agreements also provide for termination with limited advance notice under certain circumstances.

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

We Depend on the Cruise Industry and Their Risks Are Risks to Us

The cruise industry has never before experienced a complete cessation of its operations. The public concern over the outbreak of the COVID-19 pandemic, coupled with a drop in demand for international travel and leisure, and restrictions on international travel and immigration, have adversely affected the demand for cruises. In addition, COVID-19 has caused and may continue to cause some cruise lines to declare bankruptcy or cause their lenders to declare a default, accelerate the related debt, or foreclose on collateral. Such bankruptcies, accelerations or foreclosures could, in some cases, result in the termination of our agreements with certain of our cruise line partners and eliminate our anticipated income and cash flows, which could negatively affect our results of operations. Cruise lines in bankruptcy may not have sufficient assets to pay us termination fees, other unpaid fees, or reimbursements we are owed under their agreements with us. Even if some cruise lines do not declare bankruptcy, they may be unable or unwilling to pay us amounts to which we are entitled on a timely basis or at all. Cruise lines compete for consumer disposable leisure time dollars with virtually all other vacation alternatives. Demand for cruises is dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Economic changes such as unemployment, economic uncertainty, and the threat of a global recession reduce disposable income or consumer confidence in the countries from which our cruise line partners source their passengers and have affected the demand for vacations, including cruise vacations, which are discretionary purchases.

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

A significant portion of the cruise industry’s growth is expected to come from expansion of markets outside of our core North American market. Our health and wellness centers on ships operating in the North American market are our best performing centers, and there can be no assurance that we will be able to generate the same revenue performance in non-North American markets. Additionally, our cruise line partners dictate the itineraries and geographies where their ships sail, and they may change itineraries to be less favorable to our revenue performance.

Accidents and other incidents involving cruise ships can materially adversely affect the cruise industry, as well as our results of operations and financial condition. Among other things, accidents reduce our revenues and increase the costs of our maritime-related insurance. In addition, accidents can adversely affect consumer demand for cruise vacations.

Other risks to the cruise industry include unscheduled withdrawals of ships from service, delays in new ship introductions, environmental violations by cruise lines, and restricted access of cruise ships to environmentally sensitive regions, hurricanes and other adverse weather conditions and increases in fuel costs. For example, in the past, hurricanes have caused the withdrawal of ships that we served from service for use in hurricane relief efforts, as well as the temporary closing of cruise ports and the destruction of facilities. A number of cruise ships have experienced outbreaks of illnesses such as norovirus, E.coli, measles and COVID-19 that have affected, at times, hundreds of passengers on a ship.

Severe weather conditions, both at sea and at ports of embarkation, also could adversely affect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. A drastic reduction in airline services, and travel and immigration related restrictions due to the impacts of COVID-19, have adversely affected us. In addition, any strikes or other disruptions of airline service, including those that could follow terrorist attacks or armed hostilities, could adversely affect the ability of cruise passengers or our shipboard staff to reach their ports of embarkation, or could cause cancellation of cruises.

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

We Are Required to Make Minimum Payments under Our Agreements and May Face Increasing Payments to Cruise Lines and Owners of Our Destination Resort Health and Wellness Centers

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2020, these payments were required by four of the agreements for our destination resort health and wellness centers.

As of December 31, 2020, we guaranteed total minimum payments to owners of our land-based venues of approximately $3.2 million in the aggregate for 2021. Upon resumption of cruising and as we renew or enter into new agreements with cruise lines and land-based venues, we may experience increases in such required payments.

We Depend on the Continued Viability of the Ships and Destination Resort Health and Wellness Centers We Serve

Our revenues from our shipboard guests and guests at our destination resort health and wellness centers can only be generated if the ships and land-based venues we serve are open for business and continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. We cannot be assured of the continued viability of any of the land-based venues (including our ability to protect our investments in build-outs of health and wellness centers) or cruise lines that we serve, particularly in the event of recurrence of the more severe aspects of the economic slowdown experienced in certain prior years, which may occur due to the COVID-19 pandemic. To the extent that cruise lines or land-based venues we serve, or could potentially serve in the future, cease to operate all or a portion of their operations, our results of operations and financial condition could be adversely affected.

Increased Costs Could Adversely Impact our Financial Results

To date we have incurred, and expect to continue to incur, significant costs until COVID-19 is contained relating to transportation, including repatriation, of our staff and hygiene-related protocols in our services that are mandated by government authorities or other international authorities. In addition, we expect that the industry as a whole will be subject to enhanced health and hygiene requirements with respect to COVID-19 and to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement across our global fleet cruise operations.

The currently existing restrictions on air travel and immigration due to the impacts of COVID-19, coupled with government mandated social-distancing norms, could increase transportation costs in the future. In addition to the adverse effects described above, periods of higher fuel costs in the future can adversely affect us directly. We depend on commercial airlines for the transportation of our shipboard employees to and from the ships we serve and, as a result, we pay for a relatively large number of flights for these employees each year. During times of higher fuel costs, such as those experienced in certain prior years, airfares, including those applicable to the transportation of our employees, have been increased by the airlines we have utilized. Additionally, increased fuel costs could also add to the costs of delivery of our products to the ships we serve and other destinations in the future. Higher fuel charges also increase the cost to consumers of transportation to cruise ship destination ports and to venues where we operate our destination resort health and wellness centers, and also increase the cost of utilities at our destination resort health and wellness centers. Periods of increasing fuel costs would likely cause these transportation costs to correspondingly increase. Extended periods of increased airfares could adversely impact our results of operations and financial condition.

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

We Depend on Our Key Officers and Qualified Employees

In order to mitigate the impacts of the COVID-19 pandemic, we repatriated all of our cruise ship personnel, certain of which personnel have returned to work on the one vessel sailing as of December 31, 2020, furloughed 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminated the employment of 66% of such personnel, and implemented furloughs, terminations of employment, or salary reductions for all corporate personnel.

Our ability to mitigate the impacts of COVID-19 and our continued success will depend to a significant extent on our senior executive officers, including Leonard Fluxman, our Executive Chairman, Glenn Fusfield, our President and Chief Executive Officer, and Stephen Lazarus, our Chief Financial Officer and Chief Operating Officer. The unanticipated loss of the services of any of these persons or other key management personnel, due to illness, resignation or otherwise could have a material adverse effect on our business. As previously announced, Mr. Fusfield will be retiring from his position as President and Chief Executive Officer of the Company effective March 31, 2021 and will continue to serve as a non-employee director of the Company until the 2022 Annual Meeting of Shareholders.

Our future success after the COVID-19 pandemic subsides is dependent on our ability to recruit and retain personnel qualified to perform our services. Shipboard employees typically are employed pursuant to agreements with terms of nine months. Our land-based health and wellness employees generally are employed without contracts, on an at-will basis. Other providers of shipboard health and wellness services compete with us for shipboard personnel. We also compete with destination resort health and wellness centers and other employers for our shipboard and land-based health and wellness personnel. After the effects of COVID-19 are controlled, and after we resume our operations, we may not be able to assemble a sufficient number of employees possessing the requisite training and skills necessary to conduct our business. Our inability to attract a sufficient number of qualified personnel in the future to provide our services and products could adversely impact our results of operations and financial condition. In addition, due to the impacts of COVID-19, the immigration approval processes in the United States has experienced severe backlog and may in the future proceed at a slower pace than previously had been the case. Since many of our shipboard employees are not United States citizens, exacerbation of this trend of immigration restrictions caused by COVID-19 could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

Almost all of our shipboard personnel come from jurisdictions outside the United States. Due to the restrictions on international travel and immigration caused by COVID-19, our ability to obtain non-United States shipboard employees in the future will be subject to regulations in certain countries from which we source a number of our employees and, in the case of one country, control by an employment company that acts on behalf of employees and potential employees from that country. In addition, in that country, we are required to deal with local employment companies to facilitate the hiring of employees. Our ability to obtain shipboard employees from those countries on economic terms that are acceptable to us may be hampered by our inability to enter into an acceptable agreement with the applicable local employment company.

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

Currently, we and our non-United States subsidiaries are not subject to Bahamas income tax or other (including United States federal) income tax, except as set forth below. Our United States subsidiaries are subject to United States federal income tax as a consolidated group at a regular corporate rate of 21%. Generally, any dividends paid by our United States holding company to its parent, are subject to a 30% United States withholding tax. Other than as described below, we believe that none of the income generated by our non-United States subsidiaries should be effectively connected with the conduct of a trade or business within the United States and, accordingly, that such income should not be subject to United States federal income tax.

A foreign corporation generally is subject to United States federal corporate income tax at a rate of 21% on its taxable income that is effectively connected with the conduct of a trade or business within the United States (“effectively connected income” or “ECI”). A foreign corporation also can be subject to a branch profits tax of 30% imposed on “dividend equivalent amounts” of its after-tax earnings that are ECI.

ECI may include any type of income from sources within the United States (“U.S.-source income”), but only limited types of income from sources without the United States (“foreign-source income”). OneSpaWorld (Bahamas) has three types of income: income from the provision of health and wellness services, income from the sales of health and wellness products and income from leasing (at rates determined on an arm’s length basis) our shipboard employees and space to a United States subsidiary that performs health and wellness services and sells health and wellness products while the ships are in United States waters and pays OneSpaWorld (Bahamas) the amounts referenced above (the “U.S. Waters Activities”).

We believe that most of OneSpaWorld (Bahamas)’s shipboard income should be treated as foreign-source income under the U.S. Treasury Department regulations for determining the source of such income (the “source rule regulations”). This belief is based on the following:

•

all of the functions performed, resources employed and risks assumed in connection with the performance of the above-mentioned services and sales (other than OneSpaWorld (Bahamas)’s involvement in the U.S. Waters Activities) occur outside of the United States; and

•	income to OneSpaWorld (Bahamas) from the U.S. Waters Activities is ECI, and thus subject to United States income taxation, but constitutes a small percentage of OneSpaWorld (Bahamas)’s total income.

To the extent that our belief about the source of OneSpaWorld (Bahamas)’s shipboard income is correct, such income would not be ECI because such income is income of a character (compensation for services, gains on sales of certain property, and rental income from the lease of tangible property) that cannot be treated as ECI unless it is treated as U.S.-source income.

The Risks to OneSpaWorld

Under United States Treasury Department regulations, as of January 1, 2007, all or a portion of OneSpaWorld (Bahamas)’s income for periods commencing on or after that date could be subject to United States federal income tax at a rate of up to 35% with respect to income earned prior to January 1, 2018 and 21% with respect to income earned thereafter:

•

to the extent the income from OneSpaWorld (Bahamas)’s shipboard operations that OneSpaWorld believes are performed outside of United States territorial waters is considered by the Internal Revenue Service (“IRS”) to be attributable to functions performed, resources employed or risks assumed within the United States or its possessions or territorial waters;

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

If OneSpaWorld (Bahamas) were considered to be a controlled foreign corporation (“CFC”) for purposes of the source rule regulations, any of its shipboard income would be considered U.S.-source income and would be subject to United States federal income tax unless such income is attributable to functions performed, resources employed or risks assumed in a foreign country or countries.

A foreign corporation is a CFC if more than 50% of (i) the total combined voting power of all classes of stock entitled to vote or (ii) the total value of the stock of such corporation is owned or considered as owned by “United States shareholders” (“U.S. shareholders”) on any day during the taxable year of such corporation. A “U.S. Shareholder,” generally, means a “United States person” (“U.S. person”) who owns directly, indirectly or constructively at least 10% of the voting power or value of the stock of a foreign corporation. A “U.S. person” is a citizen or resident of the United States, a domestic partnership, a domestic corporation, any domestic estate or a trust over which a United States court is able to exercise administrative supervision and over which one or more U.S. persons have authority to control all substantial decisions.

Under certain “downward attribution” rules made applicable by a provision of Pub. L. No. 115-97, enacted December 22, 2017 (known as the “Tax Cuts and Jobs Act” (“TCJA”)), to determine the CFC status of a foreign corporate subsidiary of a foreign parent corporation that also has a U.S. subsidiary, the foreign subsidiary may in certain circumstances be treated as a CFC based solely on its brother-sister relationship to the U.S. subsidiary. However, on September 22, 2020, the Federal Register published an amendment to the source rule regulations (the “2020 amendment”), providing that for purposes of that regulation, the status of a foreign corporation as a CFC or not is determined without regard to the above-mentioned provision of the TCJA. The 2020 amendment applies to taxable years of foreign corporations ending on or after October 1, 2019. For taxable years of foreign corporations ending before October 1, 2019, a taxpayer may apply such provisions to the last taxable year of a foreign corporation beginning before January 1, 2018, and each subsequent taxable year of the foreign corporation, provided that the taxpayer and U.S. persons that are related (within the meaning of section 267 or 707) to the taxpayer consistently apply such provisions with respect to all foreign corporations.

Accordingly, solely for purposes of the source rule regulations, we believe that OneSpaWorld (Bahamas) should not be characterized as a CFC. This should allow us to treat most of our shipboard income, which is earned by a foreign corporation that would not be a CFC but for the TCJA provision referred to above, to be foreign source income to the same extent as income earned by a foreign corporation that is not a CFC.

If OneSpaWorld (Bahamas) is subject to United States federal income tax (at a rate of 21%) on its income that is ECI, it also would be subject to a branch profits tax of 30% on its annual dividend equivalent amount (a measure of its after-tax earnings that are considered to be withdrawn, from its United States business).

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

The Success of Health and Wellness Centers Depends on the Hospitality Industry

We are dependent on the hospitality industry for the success of destination resort centers. The public concern over the COVID-19 pandemic, coupled with a drop in demand for international travel and leisure, and restrictions on international travel and immigration have adversely affected the hospitality industry. To the extent that consumers do not choose to stay at venues where we operate health and wellness centers, over which we have no control, our business, operations, results of operations and financial condition could be materially adversely affected.

The considerations described above regarding the effects of adverse economic conditions on the cruise industry apply similarly to the hospitality industry, including the destination resorts where we have operations. Periods of economic slowdown result in reduced destination resort occupancy rates and decreased spending by destination resort guests, including at the destination resorts where we operate health and wellness centers. The recurrence of challenging economic conditions, as well as instances of increased fuel costs, which have occurred in certain prior years, could result in lower destination resort occupancy, which would have a direct, adverse effect on the number of destination resort guests that purchase our health and wellness services and products at the venues in question. Accordingly, such lower occupancy rates at the destination resorts we serve could have a material adverse effect on our results of operations and financial condition.

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
•

the outbreaks of illnesses, such as the COVID-19 outbreak, or the perceived risk of such outbreaks, in locations where we operate land-based health and wellness centers or locations from which guests of such wellness centers are sourced;

•	weather conditions, including natural disasters, such as earthquakes, hurricanes, tsunamis and floods, which may be increasing due to climate change;
•	possible labor unrest or changes in economics based on collective bargaining activities;
•	changes in ownership, maintenance or room rates of, or popular travel patterns and guest demographics at the venues we serve;
•

possible conversion of guest rooms at hotels to condominium units and the decrease in health and wellness center usage that often accompanies such conversions, and the related risk that condominium hotels are less likely to be suitable venues for our health and wellness centers;

•	reductions in destination resort occupancy during major renovations or as a result of damage or other causes;
•

acquisition by destination resort chains of health and wellness service providers to create captive “in-house” brands and development by destination resort chains of their own proprietary health and wellness service providers, reducing the opportunity for third-party health and wellness providers like us; and

•

the financial condition of the airline industry, which, as a result of the COVID-19 pandemic, resulted in an elimination of, or reduction in, airline service to locations where we operate destination resort facilities, which has resulted and could continue to result in fewer guests at those venues.

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

Severe Weather Can Disrupt Our Operations

Our operations may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornados, tsunamis, typhoons and volcanic eruptions. Most scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of hurricanes, storms, droughts, floods, and other climatic events. It is possible that cruises we serve could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other factors. Extreme weather events, such as hurricanes, floods and typhoons, may not only cause disruption, alteration, or cancellation of cruises and closures of destination resort health and wellness centers but may also adversely impact commercial airline flights and other transport or prevent certain individuals from electing to utilize our offerings altogether. In addition, these extreme weather conditions could result in increased wave and wind activity, which would make it more challenging to sail and dock ships and could cause sea/motion sickness among guests and crew on the ships we serve. These events could have an adverse impact on the safety and satisfaction of cruising and could have an adverse impact on our net revenue yields and profitability. Additionally, these extreme weather conditions could impact our ability to provide our cruise products and services as well as to obtain insurance coverage for operations in such areas at reasonable rates.

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

Changes in and Compliance with Laws and Regulations Relating to Environment, Health, Safety, Security, Data Privacy and Protection, Tax and Anti-Corruption Under Which We Operate May Lead to Litigation, Enforcement Actions, Fines, or Penalties

We are subject to numerous international, national, state and local laws, regulations and treaties, including social issues, health and safety (including related to the COVID-19 pandemic), security, data privacy and protection, and tax, among other matters. Failure to comply with these laws, regulations, treaties and agreements has led and could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. COVID-19 will increase regulatory and partner requirements exposing us to risks and uncertainties in connection with our ability to develop strategies to enhance our health and safety protocols to adapt to the current pandemic environment’s unique challenges once operations resume and to otherwise safely resume our operations when conditions allow. We will be required to coordinate and cooperate with the CDC, U.S. and other nation governments, and global public health authorities to take precautions to protect the health, safety and security of guests and shipboard personnel and implement certain precautions once operations resume in the future. New legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future. We could also be subject to litigation alleging non-compliance with the new legislation. In addition, training of crew may become more time consuming and may increase our operating costs due to increasing regulatory and other requirements.

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

Our global operations subject us to potential liability under anti-corruption, economic sanctions, and other laws and regulations. The Foreign Corrupt Practices Act, the UK Bribery Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions or limitations on the conduct of our business, and damage to our reputation. Operations outside the U.S. may also be affected by changes in economic sanctions, trade protection laws, policies, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we improperly sell goods or otherwise operate improperly in areas subject to economic sanctions such as Crimea, Iran, North Korea, Cuba, Sudan, and Syria, or if we improperly engage in business transactions with persons subject to economic sanctions.

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

As a result of ship or other incidents, litigation claims, enforcement actions and regulatory actions and investigations, including, without limitation, those arising from personal injury, loss of life, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding areas, may be asserted or brought against various parties, including us. The time and attention of our management may also be diverted in defending such claims, actions and investigations. We may also incur costs both in defending against any claims, actions and investigations and for any judgments, fines, or civil or criminal penalties if such claims, actions or investigations are adversely determined and not covered by our insurance policies.

We Could be Subject to Governmental Investigations or Penalties, Legal Proceedings, Litigation, and Class Actions Related to the COVID-19 Pandemic that Could Adversely Impact our Reputation, Financial Condition, and Results of Operations

Legal proceedings or litigation against us related to the COVID-19 pandemic brought by our employees, customers, cruise line partners, resort partners, shareholders, creditors or others could lead to tangible adverse effects on our business, including damages payments, payments under settlement agreements and fines.

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

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of December 31, 2020, we have $234.5 million of secured indebtedness under our First Lien Term Loan Facility and Second Lien Term Loan Facility, and our First Lien Revolving Facility (collectively, the “Credit Facilities”). Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

The Credit Facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.

Our Credit Facilities Contain Financial and Other Covenants. The Failure to Comply with Such Covenants Could Have An Adverse Effect on Us

Our Credit Facilities contain certain financial covenants and a number of traditional negative covenants, including limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions, and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders and prepayments of material subordinated debt, in each case, subject to customary exceptions. Any failure to comply with the restrictions of the Credit Facilities, including any failure to comply with certain financial covenants due to the negative effects of COVID-19 on our revenue and results of operations, may result in an event of default under the agreements. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor, subject to customary intercreditor provisions among the first and second lien secured parties.

Our First and Second Lien Term Facilities Are Tied to LIBOR

The London interbank offered rate (“LIBOR”), is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our current portfolio of debt and financial instruments currently tied to LIBOR consists of the Company’s First and Second Lien Term Facilities. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. Dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate certain of our financing agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As of December 31, 2020, we had $234.5 million in outstanding indebtedness tied to LIBOR.

If We Are Unable to Execute Our Growth Strategies, Including Our Ability to Offer and Integrate New Services and Products, Our Business Could Be Adversely Affected

The demands of consumers with respect to health and wellness services and products continue to evolve. Among other things, there is a continuing trend to add services at health and wellness centers similar to those traditionally provided in medical facilities, including services relating to skin care. If we are unable to identify and capture new audiences, our ability to successfully integrate additional services and products will be adversely affected. Our ability to provide certain additional services depends on our ability to find appropriate third parties with whom to work in connection with these services and, in certain cases, could be dependent on our ability to fund substantial costs. We cannot assure that we will be able to find such appropriate third parties or be able to fund such costs. We also cannot assure that we will be able to continue to expand our health and wellness services sufficiently to keep up with consumer demand. Accordingly, we may not be able to successfully implement our growth strategies or continue to maintain sales at our current rate, or at all. If we fail to implement our growth strategies, our revenue and profitability may be negatively impacted, which would adversely affect our business, financial condition and results of operations.

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

Risks Related to Ownership of Our Securities

Steiner Leisure Owns a Significant Portion of Our Shares and Has Representation on Our Board; Steiner Leisure May Have Interests That Differ from Those of Other Shareholders

Approximately 33% of our common shares are beneficially owned by Steiner Leisure. Two of our directors were nominated by Steiner Leisure, and as a result, Steiner Leisure may be able to significantly influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our shareholders, and for shareholder action, including the designation and appointment of the OneSpaWorld Board of Directors (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. The influence of Steiner Leisure over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common shares to decline or prevent our shareholders from realizing a premium over the market price for our common shares.

Under the “Business Opportunities” section of our Third Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association (our “Articles”), among other things, we have renounced any interest or expectancy of us or our subsidiaries being offered an opportunity to participate in any potential transaction opportunities available to Steiner Leisure and certain of its affiliates and related parties, such parties have no obligation to communicate or offer such potential transaction opportunities to us, and such parties will have no duty to refrain from engaging in the same or similar businesses as us. Prospective investors in our common shares should consider that the interests of Steiner Leisure may differ from their interests in material respects.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We could be an “emerging growth company” for up to five years following the date we became a public company, until 2024. In the event we satisfy certain requirements, including, without limitation, qualifying as a “large accelerated filer” due the aggregate market value of our common shares held by non-affiliates exceeding $700 million, our independent registered public accounting firm would be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

The Market Price and Trading Volume of Our Common Shares Has Been and May Continue to Be Volatile

The market price and trading volume of our common shares may be volatile and could decline significantly, as has recently happened as a result of COVID-19 and related economic uncertainty. We cannot assure that the market price of our common shares will not fluctuate widely or decline significantly in the future in response to a number of factors, including, without limitation, the following:

•	the continuation and impact of the COVID-19 pandemic;
•	the realization of any of the risk factors presented in this Annual Report on Form 10-K;
•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•	performance and departures of key personnel;
•	failure to comply with the requirements of Nasdaq;
•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•	future issuances, sales or resales, or anticipated issuances, sales or resales, of our common shares;
•	additional sales of common shares through the Company’s ATM Program;
•	publication of research reports about us, the cruise industry, or the hospitality industry generally;
•	the performance and market valuations of our cruise line partners and of companies in the travel leisure industry;

•	broad disruptions in the financial markets, as have occurred as a result of COVID-19, including sudden disruptions in the credit markets;
•	speculation in the press or investment community with respect to the factors impacting our business, including the risk factors presented in this Annual Report on Form 10-K;
•	actual, potential or perceived operational and internal control, accounting or financial reporting issues; and
•	changes in accounting principles, policies and guidelines.

In the past, securities class-action litigation has been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, materially adversely impacting our business, operations, results of operations, financial condition and liquidity.

If Securities or Industry Analysts Do Not Publish Research, Publish Inaccurate or Unfavorable Research or Cease Publishing Research About Us, Our Share Price and Trading Volume Could Decline Significantly

The market for our common shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade their opinions about our business or our common shares, publish inaccurate or unfavorable research about us, or cease publishing about us regularly, demand for our common shares could decrease, which might cause our share price and trading volume to decline significantly.

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

Certain Provisions in Our Articles May Limit Shareholders’ Ability to Affect a Change in Management or Control

Our Articles include certain provisions which may have the effect of delaying or preventing a future takeover or change in control of us that shareholders may consider to be in their best interests. Among other things, our Articles provide for a classified Board serving staggered terms of three years, super majority voting requirements with respect to certain significant transactions and restrictions on the acquisition of greater than 9.99% ownership without our Board’s approval. Our equity plans and our officers’ employment agreements provide certain rights to plan participants and those officers, respectively, in the event of a change in control of us. Additionally, with the 2020 Private Placement and the related Investment Agreement, our Articles were amended to create a new class of non-voting common shares (the “Non-Voting Common Shares”). The Non-Voting Common shares will automatically be converted into Voting Common Shares upon the occurrence of certain events as set forth in the Articles. Each Non-Voting Common Share will automatically convert into one Voting Common Share, upon the occurrence of a Qualified Transfer of such Non-Voting Common Share or with the prior consent of our Board of Directors. A “Qualified Transfer” means a transfer (x) to a third party that is not (1) an affiliate of such holder nor (2) a person whose ownership thereof would result in such shares being treated as constructively owned by such holder under Section 958(b) of the U.S. Tax Code, applicable Treasury Regulations and other official guidance (a Person described in this clause (x), an “Unrelated Person”), and (y) that is not otherwise prohibited under the Articles. This may dilute the voting power of the current common shareholders. In addition to the Non-Voting Shares, we have issued deferred shares and warrants as more fully described elsewhere in this report. These deferred shares and warrants may further reduce the control and voting power of a common shareholder.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our destination resort spas are operated under agreements with the destination resort operators or owners, as the case may be, of those venues. Our other facilities, including our warehouses, are leased from the owners of the venues where they are located. Our principal office is located in Nassau, The Bahamas, and we lease an office building in Coral Gables, Florida where certain administrative functions are located.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are traded on The Nasdaq Capital Market under the symbol “OSW.” As of March 5, 2021, there were 88 registered holders of our common shares and one registered holder of non-voting common shares. In addition to our common shares that trade on Nasdaq, the Company has begun an ATM Program (more fully described herein) that permits, but does not require, the Company to sell common shares.

Dividends

We adopted a cash dividend program in November 2019, with an initial quarterly cash dividend payment of $0.04 per common share. However, as a result of the impact of the COVID-19 outbreak on our business, our Board of Directors re-evaluated our current dividend program and has determined, in order to increase our financial flexibility and reallocate our capital resources, to defer the previously authorized and declared quarterly dividend to be paid on May 29, 2020 and to temporarily suspend the dividend program until further notice.

Repurchases and Sales of Unregistered Securities

We have no recent repurchases of any securities or sales of any unregistered securities.

Stock Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (United States and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning January 1, 2020 and ending December 31, 2020.

We made one quarterly cash dividend payment of $0.04 per common share on our common shares during the year ended December 31, 2020. As a result of the impact of the COVID-19 outbreak on our business, our Board of Directors re-evaluated our current dividend program and determined, in order to increase our financial flexibility and reallocate our capital resources, to defer the previously authorized and declared quarterly dividend to be paid on May 29, 2020 and to temporarily suspend the dividend program until further notice.

The graph assumes that $100.00 was invested on January 2, 2020 in our common shares at a per share price of $16.77, the closing price on that date, and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among OneSpaWorld Holdings Limited, the Nasdaq Composite Index, and the Dow Jones US Travel & Leisure Index

	1/31	2/28	3/31	4/30	5/29	6/30	7/31	8/31	9/30	10/30	11/30	12/31
OneSpaWorld Holdings Limited	$95.49	$86.54	$36.29	$23.76	$35.89	$37.36	$31.89	$35.55	$41.53	$40.61	$46.61	$54.11
NASDAQ Composite	$101.55	$103.59	$85.48	$91.20	$100.15	$108.22	$115.48	$123.32	$121.96	$125.77	$129.72	$138.79
Dow Jones US Travel & Leisure	$99.09	$94.92	$65.59	$63.02	$66.24	$72.35	$69.46	$74.20	$77.81	$77.94	$84.87	$91.15

ITEM 6. SELECTED FINANCIAL DATA

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

	Successor		Predecessor
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
(In thousands)
REVENUES
Service Revenues	$93,682	$339,793	$91,280	$410,927
Product Revenues	27,243	103,988	27,172	129,851
Total Revenues	120,925	443,781	118,452	540,778
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	107,258	292,844	76,836	352,382
Cost of products	31,976	90,353	23,957	110,793
Administrative	18,957	13,986	2,498	9,937
Salary and payroll taxes	20,138	32,300	29,349	15,624
Amortization of intangible assets	16,823	13,174	755	3,521
Goodwill and tradename intangible assets impairment	190,777	—	—	—
Total cost of revenues and operating expenses	385,929	442,657	133,395	492,257
(Loss) income from operations	(265,004)	1,124	(14,943)	48,521
OTHER (EXPENSE) INCOME, NET
Interest expense	(14,703)	(13,522)	(6,316)	(34,099)
Loss on extinguishment of debt	—	—	(3,413)	—
Interest income	30	43	—	238
Other income	—	—	—	171
Total other expense, net	(14,673)	(13,479)	(9,729)	(33,690)
(Loss) income before income tax expense (benefit)	(279,677)	(12,355)	(24,672)	14,831
INCOME TAX EXPENSE (BENEFIT)	814	(120)	109	1,088
NET (LOSS) INCOME	$(280,491)	$(12,235)	$(24,781)	$13,743
Adjusted EBITDA (1)	$(42,748)	$45,239	$13,797	$58,793
Unlevered After-Tax Free Cash Flow (1)	$(45,016)	$42,086	$13,280	$53,084
% Conversion	105.3%	93.0%	96.3%	90.3%

	Successor		Predecessor
	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018
Balance Sheet Data (At Period End):
Working Capital (2)	$1,659	$25,389	$22,419
Total Assets	702,279	923,669	272,659
Total Liabilities	276,751	277,301	400,242
Total Equity (Deficit)	425,528	646,368	(127,583)

(1)

We define Adjusted EBITDA as Net Income plus Provision for Income Taxes, Other Income, Noncontrolling Interest, Interest Expense, and Depreciation & Amortization, with adjustments for non-recurring items, related party transactions, contribution from the historical timetospa.com channel, purchase price accounting adjustments, discrepancies between cash and booked Provision for Income

Taxes and non-cash contract expenses. We define Unlevered After-Tax Free Cash Flow as Adjusted EBITDA minus capital expenditures and cash taxes paid.

(2)	Working capital calculated as current assets less current liabilities, less cash and cash equivalents and restricted cash.

The following table reconciles Net (Loss) Income to Adjusted EBITDA and Unlevered After-Tax Free Cash Flow for the year ended December 31, 2020 (Successor) and periods March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19,2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor):

	Successor		Predecessor
(In thousands)	Year Ended December 31,	March 20, 2019 to December 31,	January 1, 2019 to March 19,	Year Ended December 31,
	2020	2019	2019	2018
Net (Loss) Income	$(280,491)	$(12,235)	$(24,781)	$13,743
Provision (Benefit) for Income Taxes	814	(120)	109	1,088
Interest Income	(30)	(43)	—	(238)
Noncontrolling Interest (a)	—	(3,334)	(678)	(3,857)
Interest Expense	14,703	13,522	6,316	34,099
Loss on Extinguishment of Debt	—	—	3,413	—
Related Party Adjustments (b)	—	—	538	2,860
Goodwill and trade name impairment charges	190,777	—	—	—
Depreciation & Amortization	24,453	19,606	1,989	10,055
Change in Control Payments (c)	—	—	26,615	—
Stock-based Compensation	4,950	20,683	—	—
Business Combination Costs (d)	1,619	7,160	—	—
Addback for Non-Cash Prepaid Expenses (e)	457	—	276	1,043
Adjusted EBITDA	$(42,748)	$45,239	$13,797	$58,793
Capital Expenditures	(2,132)	(2,909)	(517)	(4,983)
Cash Taxes (f)	(136)	(244)	—	(726)
Unlevered After-Tax Free Cash Flow	$(45,016)	$42,086	$13,280	$53,084
% Conversion (g)	105.3%	93.0%	96.3%	90.3%
(a)	Noncontrolling Interest refers to amounts paid to a joint venture partner.
(b)	Related Party Adjustments refers to adjustments to reflect the impact of agreements with related parties for the full periods presented.
(c)	Change in control payments relates to amounts paid to OSW Predecessor executives upon consummation of the Business Combination.
(d)	Business Combination costs refers primarily to legal and advisory fees incurred by OneSpaWorld in connection with the Business Combination.
(e)	Addback for Non-Cash Prepaid Expenses refers to non-cash expenses incurred in connection with certain contracts.
(f)	Cash Taxes refers to cash taxes paid or payable.
(g)	Unlevered After-Tax Free Cash Flow Conversion is calculated as Adjusted EBITDA less Capital Expenditures and Provision for Income Taxes, divided by Adjusted EBITDA

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

The information for the year ended December 31, 2020 (Successor), the periods ended March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 is derived from OSW Predecessor’s audited combined financial statements and the notes thereto included elsewhere in this report.

Any reference to “OneSpaWorld” refers to OneSpaWorld Holdings Limited and our consolidated subsidiaries on a forward-looking basis or, as the context requires, to the historical results of OSW Predecessor. Any reference to “OSW Predecessor” refers to the entities comprising the “OneSpaWorld” business prior to the consummation of the Business Combination.

Overview

Due to the global impact of COVID-19, we experienced a near cessation of our operations commencing in the first quarter of 2020. We cannot fully predict the continuing impacts of the COVID-19 outbreak on the industry or on our business. Despite this uncertainty, we believe we have certain strengths that have positioned us as a leader in the hospitality-based health and wellness industry and to participate in the recovery of the cruise industry and the hospitality industry.

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Prior to the near cessation of our operations due to COVID-19, our highly trained and experienced staff offered guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard cruise ships and at destination resorts globally. We are the market leader at more than 10x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform as well as decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay.

At our core, we are a global services company. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of our cruise line and destination resort partners’ overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations. We have consistently expanded our onboard offerings with innovative and leading-edge service and product introductions, and developed the powerful back-end recruiting, training and logistics platforms to manage our operational complexity, maintain our industry-leading quality standards, and maximize revenue and profitability per center. The combination of our renowned recruiting and training platform, deep proprietary labor pool, global logistics and supply chain infrastructure and proven health and wellness center and revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate.

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew almost all of our cruise line agreements that expired or were scheduled to expire. In 2019, we signed an agreement with Celebrity Cruises as the exclusive operator of health and wellness centers on Celebrity’s entire fleet, increasing the Celebrity vessels on which we operated in 2020 by nine, extended our current agreement with Norwegian Cruise Lines through 2024, won a contract with the new lifestyle brand Virgin Voyages to operate the spa and wellness offerings onboard Virgin vessels, and entered into an amended agreement with P&O Cruises to extend our operations on P&O’s vessels for the next five years.

In December 2019, COVID-19 was initially reported in Wuhan, China. Shortly thereafter, the World Health Organization declared COVID-19 to be a “Public Health Emergency of International Concern” affecting all parts of the world on a global-scale. On March 8, 2020 the U.S. Department of State issued a warning for U.S. citizens to not travel by cruise ship, and this was soon followed by stringent restrictions on international travel and immigration by the U.S. and many other countries across Asia, Europe and South America. On March 14, 2020, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order that was extended serval times until, on October 30, 2020, the CDC issued a Framework for Conditional Sailing Order, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3)

November 1, 2021. Pursuant to the Framework for Conditional Sailing Order, the No Sail Order has been lifted and the cruise industry will work with the CDC on a phased in return-to-service, which will consist of three phases: (i) testing and implementing additional safeguards for crew members; (ii) conducting simulated voyages to test cruise operators’ ability to mitigate COVID -19 risk; and (iii) providing a certification to ships that meet specified requirements, thereby allowing for a phased return to cruise ship passenger voyages. We are currently reviewing the Conditional Sailing Order and monitoring the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings.

The Food and Drug Administration has approved certain vaccines for Emergency Use Authorization. These COVID-19 vaccines have been shown to be highly effective in clinical trials and are being distributed to populations in the United States and around the world. While these vaccines are a promising milestone in global efforts to contain and eliminate COVID-19, a number of uncertainties remain, including whether any additional vaccines will receive regulatory approval, the risk of differing interpretations and assessments by the scientific community during the peer review/publication process, widespread adoption of the vaccines by consumers, the availability of the raw materials needed in the quantities required to manufacture the vaccine, pricing and access challenges, storage, distribution and administration requirements, and logistics. Recently, new COVID-19 variants were recognized in Brazil, South Africa, and the United Kingdom. These variants have the potential to increase the lethality and spread of COVID-19, reduce vaccine effectiveness, and may prolong the pandemic.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic is currently impacting global operations in the travel and hospitality industry worldwide by necessitating the closure of destination resorts, travel and hospitality services and significantly reducing demand worldwide for travel and hospitality services. We are unable to predict the course of COVID-19, but it has had, and we anticipate that it will continue to have, a negative impact on our business performance in 2021.

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

“OSW Predecessor” is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and OneSpaWorld Marks Limited (formerly known as Steiner Marks Limited), (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC (subsequently dissolved), Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., OneSpaWorld Resort Spas (North Carolina), Inc. (formerly known as Steiner Resort Spas (North Carolina), Inc.), OSW SoHo LLC, OSW Distribution LLC, World of Wellness Training Limited (formerly known as Steiner Training Limited), STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited (formerly known as STO Medispa Limited), Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited (subsequently dissolved), The Onboard Spa by Steiner (Shanghai) Co., Ltd., Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C. (subsequently dissolved), Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure (the noncontrolling interest in which was subsequently purchased by OneSpaWorld), and (iv) the timetospa.com website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.), subsequently transferred to OneSpaWorld.

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

•

Average Weekly Revenue Per Destination Resort Health and Wellness Center. A key indicator of productivity per destination resort health and wellness center. Revenue per destination resort health and wellness center in a period can be affected by the mix of U.S. and Caribbean and Asian centers for such period because U.S. and Caribbean centers are typically larger and produce substantially more revenues per center than Asian centers. Additionally, average weekly revenue can also be negatively impacted by renovations of our destination resort health and wellness centers.

For the year ended December 31, 2019, we have combined the results of the successor entity, OneSpaWorld Holdings Limited, for the period from March 20, 2019 to December 31, 2019 with the results of OSW Predecessor for the period from January 1, 2019 to March 19, 2019 (the “2019 Combined Period”) in the following table which sets forth the above key performance indicators for the periods presented. Due to the impact of COVID-19 on our operations in 2020, current year data is not meaningful and not included in this table.

	As of and for the Year Ended December 31,
	2019	2018
Average Ship Count	160	157
Period End Ship Count	170	163
Average Weekly Revenue Per Ship	$61,561	$60,421
Average Revenue Per Shipboard Staff Per Day	$475	$474
Average Destination Resort Count	69	62
Period End Destination Resort Count	69	67
Average Weekly Revenue Per Destination Resort	$12,128	$13,927

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

Other income (expense), net. Other income (expense) consists of royalty income, interest income, interest expense and noncontrolling interest expense.

Provision for income taxes. Provision for income taxes includes current and deferred federal income tax expenses, as well as state and local income taxes. See “—Critical Accounting Policies—Income Taxes” included elsewhere in this Annual Report on Form 10-K.

Net income. Net income consists of income from operations less other income (expense) and provision for income taxes.

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, but not limited to:

•	The impact of COVID-19. Our health and wellness centers onboard cruise ships and in select destination resorts have been and continue to be negatively affected by the COVID-19 pandemic.

•

The number of ships and destination resorts in which we operate health and wellness centers. Revenue is impacted by net new ship growth, ships out of service, unanticipated dry-docks, ships prevented from sailing due to outbreaks of illnesses, such as the COVID-19 outbreak, and the number of destination resort health and wellness centers operating in each period.

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

•

The impact of weather. Our health and wellness centers onboard cruise ships and in select destination resorts may be negatively affected by hurricanes, which may be increasing in frequency and intensity due to climate change. The negative impact of hurricanes is highest during peak hurricane season from August to October.

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

	Successor				Predecessor
	Consolidated				Combined
($ in thousands)	Year ended December 31, 2020	% of Total Revenue	March 20, 2019 to December 31, 2019	% of Total Revenue	January 1, 2019 to March 19, 2019	% of Total Revenue
REVENUES
Service revenues	$93,682	77.5%	$339,793	76.6%	$91,280	77.1%
Product revenues	27,243	22.5%	103,988	23.4%	27,172	22.9%
Total revenues	120,925	100.0%	443,781	100.0%	118,452	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	107,258	88.7%	292,844	66.0%	76,836	64.9%
Cost of products	31,976	26.4%	90,353	20.4%	23,957	20.2%
Administrative	18,957	15.7%	13,986	3.2%	2,498	2.1%
Salary and payroll taxes	20,138	16.7%	32,300	7.3%	29,349	24.8%
Amortization of intangible assets	16,823	13.9%	13,174	3.0%	755	0.6%
Goodwill and tradename intangible assets impairment	190,777	157.8%	—	0.0%	—	0.0%
Total cost of revenues and operating expenses	385,929	319.1%	442,657	99.7%	133,395	112.6%
(Loss) income from operations	(265,004)	-219.1%	1,124	0.3%	(14,943)	-12.6%
OTHER (EXPENSE) INCOME, NET
Interest expense	(14,703)	-12.2%	(13,522)	-3.0%	(6,316)	-5.3%
Loss on extinguishment of debt	—	0.0%	—	0.0%	(3,413)	-2.9%
Interest income	30	0.0%	43	0.0%	—	0.0%
Total other expense, net	(14,673)	-12.1%	(13,479)	-3.0%	(9,729)	-8.2%
(Loss) income before income tax expense (benefit)	(279,677)	-231.3%	(12,355)	-2.8%	(24,672)	-20.8%
INCOME TAX EXPENSE (BENEFIT)	814	0.7%	(120)	0.0%	109	0.1%
NET (LOSS) INCOME	(280,491)	-232.0%	(12,235)	-2.8%	(24,781)	-20.9%
Net income attributable to noncontrolling interest	-	0.0%	3,334	0.8%	678	0.6%
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS AND PARENT, RESPECTIVELY	$(280,491)	-232.0%	$(15,569)	-3.5%	$(25,459)	-21.5%

Revenues. Revenues for the year ended December 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $120.9 million, $443.8 million and $118.5 million, respectively. The decrease was driven by the COVID-19 pandemic, which resulted in the cancellation of most cruise ship voyages and the closure of many destination resort health and wellness centers where we operate during mid-March 2020 through December 31, 2020. The break-down of revenue between service and product revenues was as follows:

•	Service revenues Service Revenues for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $93.7 million, $339.8 million and $91.3 million, respectively.
•	Product revenues. Product revenues for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $27.2 million, $104.0 million and $27.2 million, respectively.

Cost of services. Cost of services for the year ended December 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $107.3 million, $292.8 million, and $76.8 million, respectively. The decrease for the year ended December 31, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $262.4 million, or 71%. The decrease was primarily attributable to the impact of the COVID-19 pandemic.

Cost of products. Cost of products for the year ended December 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $32.0 million, $90.4 million and $24.0 million, respectively. The decrease for the year ended December 31, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $82.3 million, or 72%. The decrease was primarily the result of the impact of the COVID-19 pandemic. The year ended December 31, 2020 included a $6.0 million charge for the write down of inventory. This write down principally is the result of excess, slow-moving, expiration of products and damaged inventories held at our Maritime segment caused by the cessation of our cruise line partners’ operations and, consequently, our Maritime segment operations due to the COVID-19 pandemic.

Administrative. Administrative expenses for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $19.0 million, $14.0 million, and $2.5 million, respectively. The December 31, 2020 period included a full year of public company cost and higher legal expenses. The Successor 2019 Period and Predecessor 2019 Period had expenses incurred in connection with the Business Combination and costs associated with being a public company.

Salary and payroll taxes. Salary and payroll taxes for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $20.1 million, $32.3 million, and $29.3 million, respectively. The decrease for the year ended December 31, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $41.5 million, or 67%. The decrease was driven by $20.7 million related to stock options that fully vested upon grant to certain directors and executives in the Successor 2019 Period and $26.6 million in change in control payments pursuant to agreements entered into in 2016 that were earned upon consummation of the Business Combination for services rendered prior to the Business Combination in the Predecessor 2019 Period. The year ended December 31, 2020 had $4.9 million of non-cash stock-based compensation expense and included management’s actions to preserve liquidity due to the COVID-19 pandemic by enacting salary reductions, furloughs and terminations, which reduced salary expense for the period

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $16.8 million, $13.2 million, and $0.8 million, respectively. The increase for the year ended December 31, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $2.9 million, or 21%. The increase was a result of the new basis of intangible assets identified in the Business Combination.

Other income (expense), net. Other income (expense) for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $(14.7) million, $(13.5) million, and $(9.7) million, respectively. The decrease for the year ended December 31, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $8.5 million, or 37%. The decrease was attributable primarily to the fact that the 2019 Predecessor Period included extinguishment of debt associated with the payoff of the pre-existing debt by the Parent of the Company’s predecessor.

Income tax expense (benefit). Income tax expense (benefit) for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $0.8 million, $(0.1) million, and $0.1 million, respectively. The increase for the year ended December 31, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $0.8 million. The increase was driven primarily by the increase in valuation allowance related to the Company’s beginning-of-year deferred tax assets that are not realizable during the year ended December 31, 2020.

Net income. Net (loss) income for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $(280.5) million, $(12.2) million, and $(24.8) million, respectively. The decrease for the year ended December 31, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $243.5 million, or 658%. The decrease was as a result of $190.8 million in goodwill and trade name impairment charges recognized during the three months ended March 31, 2020 and the impact of the COVID-19 pandemic in the year ended December 31, 2020, partially offset by $20.7 million in expenses related to stock-based compensation during the Successor 2019 Period, and $26.6 million in change in control payments earned upon consummation of the Business Combination during the Predecessor 2019 Period.

Comparison of Results for the Years Ended December 31, 2019 and December 31, 2018

The following tables present operations for the Predecessor and Successor periods, which relate to the periods preceding and the periods succeeding the Business Combination, respectively, and the year ended December 31, 2018. References to the “Successor

2019 Period” in the discussion below refer to the period from March 20, 2019 to December 31, 2019. References to the “Predecessor 2019 Period” in the discussion below refers to the period from January 1, 2019 to March 19, 2019.

	Successor		Predecessor
	Consolidated		Combined

($ in thousands)	March 20, 2019 to December 31, 2019	% of Total Revenue	January 1, 2019 to March 19, 2019	% of Total Revenue	Year Ended December 31, 2018	% of Total Revenue
REVENUES
Service revenues	$339,793	76.6%	$91,280	77.1%	$410,927	76.0%
Product revenues	103,988	23.4%	27,172	22.9%	129,851	24.0%
Total revenues	443,781	100.0%	118,452	100.0%	540,778	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	292,844	66.0%	76,836	64.9%	352,382	65.2%
Cost of products	90,353	20.4%	23,957	20.2%	110,793	20.5%
Administrative	13,986	3.2%	2,498	2.1%	9,937	1.8%
Salary and payroll taxes	32,300	7.3%	29,349	24.8%	15,624	2.9%
Amortization of intangible assets	13,174	3.0%	755	0.6%	3,521	0.7%
Total cost of revenues and operating expenses	442,657	99.7%	133,395	112.6%	492,257	91.0%
(Loss) income from operations	1,124	0.3%	(14,943)	-12.6%	48,521	9.0%
OTHER (EXPENSE) INCOME, NET
Interest expense	(13,522)	-3.0%	(6,316)	-5.3%	(34,099)	-6.3%
Loss on extinguishment of debt	—	0.0%	(3,413)	-2.9%	—	0.0%
Interest income	43	0.0%	—	0.0%	238	0.0%
Other (expense)/income	—	0.0%	—	0.0%	171	0.0%
Total other expense, net	(13,479)	-3.0%	(9,729)	-8.2%	(33,690)	-6.2%
(Loss) income before income tax expense (benefit)	(12,355)	-2.8%	(24,672)	-20.8%	14,831	2.7%
INCOME TAX EXPENSE (BENEFIT)	(120)	0.0%	109	0.1%	1,088	0.2%
NET (LOSS) INCOME	$(12,235)	-2.8%	$(24,781)	-20.9%	$13,743	2.5%
Net income attributable to noncontrolling interest	3,334	0.8%	678	0.6%	3,857	0.7%
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS AND PARENT, RESPECTIVELY	$(15,569)	-3.5%	$(25,459)	-21.5%	$9,886	1.8%

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

The productivity of shipboard health and wellness centers increased slightly for the 2019 combined period compared to 2018, as evidenced by an increase in both average weekly revenues and a small increase in revenues per shipboard staff per day. Average weekly revenues increased by 1.9% to $61,561 in 2019, from $60,421 in 2018, and revenues per shipboard staff per day increased by 0.2% over the same time period. We had an average of 2,964 shipboard staff members in service in 2019 compared to an average of 2,852 shipboard staff members in service in 2018. The productivity of destination resort health and wellness centers, measured by average weekly revenues, decreased 12.9% to $12,128 in 2019, from $13,927 in 2018. The decrease in productivity was driven by the closure of two large health and wellness centers in the U.S. and Caribbean.

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

Salary and payroll taxes. Salary and payroll taxes for the Successor 2019 Period, Predecessor 2019 Period and for the year ended December 31, 2018 were $32.3 million, $29.3 million and $15.6 million, respectively. The Successor 2019 Period includes stock-based compensation of $20.7 million related to stock options that fully vested upon grant to certain directors and executives. The Predecessor 2019 Period had change in control payments of $26.6 million pursuant to employment agreements entered into in 2016 that were earned upon consummation of the Business Combination for services rendered prior to the Business Combination.

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

Income tax expense (benefit). Income tax expense (benefit) for the Successor 2019 Period, Predecessor 2019 Period, and year ended December 31, 2018 were $(0.1) million, $0.1 million and $1.0 million, respectively.

Net income. Net (loss) income for the Successor 2019 Period, Predecessor 2019 Period and year ended December 31, 2018 were $(12.2) million, $(24.8) million and $13.7 million, respectively. The Successor 2019 Period had expenses related to stock-based compensation of $20.7 million. The Predecessor 2019 Period had change in control payments of $26.6 million earned upon consummation of the Business Combination.

Liquidity and Capital Resources

Overview

Due to the impact of COVID-19, we have taken prudently aggressive actions to increase our financial flexibility, including closing all spas on cruise ships where voyages had been cancelled, and closing all U.S., Caribbean-based and Asian based destination resort spas, certain of which reopened during the third and fourth quarters of 2020. Additionally, we have increased financial flexibility by securing and reallocating capital resources, including: (i) eliminating all non-essential operating and capital expenditures, (ii) withdrawing the Company dividend program until further notice, (iii) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors, (iv) the completion of the 2020 Private Placement on June 12, 2020; (v) borrowing $7 million, net, on our revolving credit facility, leaving $13 million available and undrawn; (vi) furloughing 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminating the employment of 66% of such personnel; and (vii) entering into an agreement to allow for the Company to operate its ATM Program, which permits the Company to sell, from time to time, common shares up to an aggregate offering price of $50.0 million. We have historically funded our operations with cash flow from operations, except prior to March 19, 2019 with respect to certain expenses and operating costs that had been paid in the Predecessor Periods prior to the Business Combination by Steiner Leisure on our behalf, and, when needed, with borrowings under our credit facility. Steiner Leisure has paid on our behalf expenses associated with the allocation of Parent corporate overhead and costs associated with the purchase of products from related parties and forgiven by Steiner Leisure. Historical operating cash flows exclude OSW Predecessor’s expenses and operating costs paid by Steiner Leisure on our behalf. Consequently, our combined historical cash flows may not be indicative of cash flows had we been a separate stand-alone entity, or of our future cash flows.

The ATM Program described above is an At-The-Market Offering Sales Agreement with Stifel Nicolaus & Company, entered into on December 7, 2020. Under the ATM Program, we may offer and sell, from time to time, common shares having an aggregate offering price of up to $50.0 million (the “ATM Shares”). Any ATM Shares sold under the ATM Program will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-239628), which was declared effective by the SEC on July 22, 2020, the base prospectus filed as part of such registration statement, and the prospectus supplement, dated December 7, 2020 and filed by the Company with the SEC. During the year ended December 31, 2020, we issued and sold an aggregate of 1.3 million common shares at an average price of $9.18 per share for aggregate net proceeds of $11.1 million, which were net of equity issuance costs of $0.6 million.

Our principal uses for liquidity have been debt service and working capital. We expect that as our cruise line partners resume operations, we will have increased costs related to redeployment of employees to sailing locations and other costs associated with resuming our operations.

Taking into account the costs described above and our current resources, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the year ended December 31, 2020, periods from March 20, 2019 to December 31, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor).

	Successor		Predecessor
	Year Ended December 31,	March 20,2019 to December 31,	January 1, 2019 to March 19,	Year Ended December 31,
(in thousands)	2020	2019	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(280,491)	$(12,235)	$(24,781)	$13,743
Depreciation & amortization	24,453	19,606	1,989	10,055
Goodwill and trade name impairment charges	190,777	—	—	—
Stock-based compensation	4,950	20,683	—	—
Amortization of deferred financing costs	1,026	841	213	1,243
Provision for doubtful accounts	172	—	8	18
Inventories write-downs	6,000	—	—	—
Loss from write-offs of property and equipment	90	—	—	—
Loss on extinguishment of debt	—	—	3,413	—
Allocation of Parent corporate overhead (1)	—	—	—	11,731
Deferred income taxes	1,575	(643)	—	(1)
Change in working capital (1)	14,898	(31,426)	22,891	(4,402)
Net cash (used in) provided by operating activities (1)	(36,550)	(3,174)	3,733	32,387
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,132)	(2,909)	(517)	(4,983)
Acquisition of OSW Predecessor, net of cash acquired	—	(676,453)	—	—
Net cash used in investing activities	(2,132)	(679,362)	(517)	(4,983)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	—	122,510	—	—
Net proceeds from Haymaker and private placement investors	—	349,390	—	—
Proceeds from 2020 private placement, net of issuance costs paid	68,602	—	—	—
Proceeds from At-the Market Equity Offering, net of issuance costs paid	11,090	—	—	—
Proceeds from the term loan and revolver facilities	20,000	245,900	—	—
Dividend paid on common stock	(2,445)	—	—	—
Purchase of public warrants	(879)	—	—	—
Proceeds from conversion of public warrants into common shares	—	11	—	—
Payment of deferred financing costs	—	(6,892)	—	—
Repayment on term loan and revolver facilities	(13,000)	(18,442)	—	—
Proceeds from amounts due from related party	—	3,187	—	—
Net distributions to Parent and its affiliates (1)	—	—	(4,262)	(15,690)
Distribution to noncontrolling interest	(4,011)	(834)	(267)	(4,867)
Cash paid to acquire noncontrolling interest	(10,810)	—	—	—
Net cash provided by (used in) financing activities	68,547	694,830	(4,529)	(20,557)
Effect of exchange rate changes on cash	(280)	(205)	649	(216)
Net increase (decrease) in cash and cash equivalents and restricted cash	$29,585	$12,089	$(664)	$6,631

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

Comparison of Results for the Year Ended December 31, 2020 to the Periods from March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor)

Operating activities. Our net cash (used in) provided by operating activities for the year ended December 31, 2020, Successor 2019 Period, and the Predecessor 2019 Period were $(36.6) million, $(3.2) million and $3.7 million, respectively. In the year ended December 31, 2020, the Company ceased meaningful revenue generation at the end of the first quarter, while incurring significant costs related to the housing and repatriation costs of Company personnel onboard cruise ships, as well as costs incurred in preparation for cruise ship layups. Subsequently, the Company continued to pay repatriation costs and corporate expenses leading to a cash deficit. Also, in 2020 the Company included a $6.0 million charge for the write down of inventory that is likely to expire as a result of the extended pause in operations caused by the COVID-19 pandemic. In the Successor 2019 Period, the Company incurred stock-based compensation payments of $20.7 million related to stock options to certain directors and executives. In the Predecessor 2019 Period, the Company incurred change of control payments of $26.6 million payable upon consummation of the Business Combination.

Investing activities. Investing activities for the year ended December 31, 2020, the Successor 2019 period, and the Predecessor 2019 period were $(2.1) million, $(679.4) million and $(0.5) million, respectively. In the Successor 2019 Period, cash payments of $676.5 million were made to consummate the Business Combination.

Financing activities. Financing activities for the year ended December 31, 2020, the Successor 2019 period, and the Predecessor 2019 period were $68.5 million, $694.8 million and $(4.5) million, respectively. In the year ended December 31, 2020, the Company closed the 2020 Private Placement ($68.6 million proceeds, net of issuance costs paid), through the ATM Program, issued and sold 1.3 million shares of common stock for an average price of $9.18, for a total of $11.6 million, paid $2.4 million in dividends on common stock, and purchased the 40% noncontrolling interest of Medispa Limited for $12.3 million in a combination of $10.8 million in cash and 98,753 shares of the Company’s common stock at a share price of $15.26. In the Successor 2019 period, financing activities of $122.5 million, $349.4 million and $245.9 million, related to proceeds from the issuance of common shares, Haymaker cash contributions, and proceeds related to the term loan and revolver facilities, net of repayments, respectively, were undertaken in connection with the Business Combination.

Comparison of Results for the Period from March 20, 2019 to December 31, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and the Year Ended December 31, 2018 (Predecessor)

Operating activities. Our net cash (used in) provided by operating activities for the Successor 2019 Period, Predecessor 2019 Period and for the year ended December 31, 2018 were $(3.2) million, $3.7 million and $32.4 million, respectively. In the Successor 2019 Period, the Company incurred stock-based compensation payments of $20.7 million related to stock options to certain directors and executives. In the Predecessor 2019 Period, the Company incurred change of control payments of $26.6 million payable upon consummation of the Business Combination.

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

Critical Accounting Policies

Our consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations and that require the most difficult, subjective and complex judgments. This discussion is not intended to be a comprehensive description of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please see Note 2 in the Notes to the Consolidated and Combined Financial Statements. Note that our preparation of our consolidated financial statements included in this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will be consistent with those estimates.

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Based on the actions the Company has taken as described above and our resulting current resources, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements. Management cannot predict the magnitude and duration of the negative impacts from the COVID-19 pandemic and new events beyond management’s control may have incrementally material adverse impact on the Company’s results of operations, financial position and liquidity.

General-Predecessor. Our combined financial statements include the accounts of the wholly-owned direct and indirect subsidiaries of Steiner Leisure listed in Note 1 and include the accounts of a company partially owned by OneSpaWorld Medispa (Bahamas) Limited, in which OneSpaWorld (Bahamas) Limited (100% owner of OneSpaWorld Medispa (Bahamas) Limited) had a controlling interest until February 14, 2020, at which time OneSpaWorld acquired full ownership of such company. The combined financial statements also include the accounts and results of operations associated with the timetospa.com website, owned by Elemis USA, Inc. until March 1, 2019. Our combined financial statements do not represent the financial position and results of operations of a legal entity but rather a combination of entities under our common control that have been “carved out” of Steiner Leisure’s consolidated financial statements and reflect significant assumptions and allocations. All significant intercompany transactions and balances have been eliminated in combination.

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

Taxes payable in the consolidated and combined balance sheets, as of December 31, 2020 and 2019 reflects current income tax amounts actually owed to the tax authorities, as of those dates, as well as the accrual for uncertain tax positions. The write-off of current income taxes payable not actually owed to the tax authorities is included in net Parent investment in the accompanying combined balance sheet as of December 31, 2020. Deferred income taxes are recognized based upon the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax assets will not be realized. The majority of our income is generated outside of the United States.

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

Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually. We review goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment primarily include general economic conditions and changes in forecasted operating results. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. The Company can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the goodwill impairment test, if the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. As amended by ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, if the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

As a result of the effect of COVID-19 on our expected future operating cash flows and our evaluation of the economic and market conditions, and its impact on the Company’s common share price, we concluded it is more likely than not that goodwill was impaired, and performed, including work performed by third-party valuation specialists, interim impairment tests as of March 31, 2020. As a result, we concluded that the goodwill associated with our reporting units was fully impaired. We recognized goodwill impairment charges of approximately $190 million during the year ended December 31, 2020. Significant assumptions used in the income approach included the estimated future net annual cash flows for each reporting unit and the discount rate.

Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When estimating future cash flows, the Company considers:

•	only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset (asset group);
•	potential events and changes in circumstance affecting key estimates and assumptions; and
•	the existing service potential of the asset (asset group) at the date tested.

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

As a result of the effect of COVID-19 on our expected future operating cash flows and our evaluation of the economic and market conditions, and its impact on the Company’s common share price, interim impairment evaluation of our trade name indefinite-lived intangible asset was performed as of March 31, 2020 and determined that the estimated fair value of one of our trade names was less than carrying value. As a result, we recognized an impairment charge of $0.7 million during the year ended December 31, 2020. The trade name was valued through application of the relief from royalty method. Under this method, a royalty rate is applied to the revenues associated with the trade name to capture value associated with use of the name as if licensed. The resulting royalty savings are then discounted to present fair value at rates reflective of the risk and return expectations of the interests to derive its fair value as of the impairment testing date.

Inventories. Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for resale for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. The Company’s evaluation of market value requires judgment and is based on specific assumptions. The establishment of inventory reserves involves the estimate of the amount of inventories that will be used in health and wellness services on cruises when they return to sailing, which is uncertain and dependent on our cruise line partners and their customers who use our services. During the year ended December 31, 2020, we recorded charges of $6.0 million for the decline in the net realizable value of inventories, which is included in Cost of Products in the accompanying consolidated statement of operations. This loss principally is the result of excess, slow-moving, expiration of products and damaged inventories held at our Maritime segment caused by the cessation of our cruise line partners’ operations and, consequently, our Maritime segment operations, due to the COVID 19 pandemic.

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2020 that are of significance, or potential significance, to us based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update requires lessees to recognize for all leases with a term of 12 months or more at the commencement date: (a) a lease liability or a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (b) a right-of-use asset or a lessee’s right to use or control the use of a specified asset for the lease term. Under the update, lessor accounting remains largely unchanged. The update requires a modified retrospective transition approach for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements and do not require any transition accounting for leases that expire before the earliest comparative period presented. In June 2020, the FASB issued guidance (ASU 2020-05) that defers the effective dates of the lease standard (ASU 2016-02) for entities that have not yet issued financial statements adopting the standard. The update is effective retrospectively for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. We intend to elect the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company continues to evaluate the effect that the update will have on the Company’s consolidated financial statements. The Company is in the process of starting its initial scoping review to identify a complete population of leases to be recorded on the consolidated balance sheet as a lease obligation and right of use asset. The Company expects that the update will have a material effect on our consolidated balance sheets due to the recognition of operating lease assets and operating lease liabilities primarily related to the destination resort agreements and office space which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The Company is currently assessing the impact of the adoption of this guidance.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This ASU amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit losses model) that is based on an expected losses model rather than an incurred losses model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of impairment models that entities use to account for debt instruments. In November 2019, the FASB issued guidance (ASU 2019-10) that defers the effective dates of the Financial Instruments—Credit Losses standard for entities that have not yet issued financial statements adopting the standard. The update is effective for annual periods beginning after December 15, 2022, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The ASUs may be applied through December 31, 2022 and is applicable to our interest rate swap contract and hedging relationship that reference LIBOR. The Company is currently assessing the impact of the adoption of this guidance.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify the accounting for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years and interim periods beginning after December 15, 2021 and is effective for the Company’s fiscal year beginning January 1, 2022. The Company is currently assessing the impact of the adoption of this guidance.

In August 2020, The FASB issued ASU No. 2020-06, Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is required to be adopted by us in the first quarter of 2023 and must be applied using either a modified or full retrospective approach. The Company is currently assessing the impact of the adoption of this guidance.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation, global health epidemics/pandemics and customer preferences. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent. Such a slowdown could adversely affect our results of operations and financial condition. The COVID-19 pandemic has negatively impacted our business, operations, results of operations and financial condition in 2020. Recurrence of the more severe aspects of the recent adverse economic conditions, including a further escalation of the COVID-19 outbreak, as well as periods of fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

U.S. Tax Reform and Recent Tax Legislation

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in response to the COVID-19 pandemic and includes certain business and economic provisions. As a result, the Company has deferred $342,000 in payroll taxes and expects to benefit from the Employer Retention Credit. Additionally, the Consolidated Appropriations Act (“CAA”), enacted on December 27, 2020, which extended and modified certain provisions under the CARES Act, introduced new relief provisions, and extended or made permanent certain tax provisions set to expire after December 31, 2020. The expected outcome is not expected to be material to the Company’s financial statements. The Company is continuing to analyze the impact of this recent legislation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Concentration of credit risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2020, one of the destination resort spas we served represented greater than 10% of our accounts receivable. As of December 31, 2019 and 2018, respectively, three of the cruise lines we served represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience, and generally an account receivable balance is written off once it is determined to be uncollectible. We review the historical collection experience and consider other facts and circumstances and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from historic collection experience, we would make a corresponding adjustment to the allowance. The allowance for doubtful accounts was $0.01 million as of December 31, 2020 and 2019. Bad debt expense is included within administrative operating expenses in the consolidated and combined statements of operations and was immaterial for the year ended December 31, 2020 and the periods from March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor) and the year ended December 31, 2018.

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

Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss. A hypothetical 10% change in our interest rate would change our results of operations by approximately $1.0 million.

Foreign currency risk. The fluctuation in currency exchange rates is not a significant risk for us, as most of our revenues are earned and expenses are incurred in U.S. Dollars.

While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling and the Euro. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. We have mitigated the risk relating to fluctuations in the U.K. Pound Sterling and the Euro through the structuring of intercompany debt. If such mitigation proves ineffective, a hypothetical 10% change in the aggregate exchange rate exposure of the U.K. Pound Sterling and the Euro to the U.S. Dollar would change our results of operations by approximately $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated and Combined Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 10, 2021 are filed as part of this report, beginning on page F-l.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. We carried out an evaluation, under the supervision, and with the participation, of, our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding such required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, due to COVID-19 related restrictions, the Company was not able to complete the annual physical counts of inventory on all vessels as is typically done. The Company was able to gain access to certain vessels, and in these instances, we completed counts of individual SKUs. Given the limited access to certain vessels, alternative procedures were performed, including rollforward of inventory from previous counts, analytics by vessels, communication with cruise line partners on the safeguarding and condition of inventory, and overall detailed analysis of inventory condition, consisting of review of excess, slow-moving, expiration of products, and damaged inventories. Our management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is contained under the caption “Corporate Governance” in our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2020 (the 2021 Proxy Statement) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is contained under the captions “Compensation of Directors and Executive Officers” and “Corporate Governance” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item 12 is contained under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is contained under the caption “Corporate Governance” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is contained under the caption “Proposals to be Voted On —Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following report and Consolidated and Combined Financial Statements are filed as part of this report beginning on page F-l, pursuant to Item 8.

Audited Consolidated and Combined Financial Statements for OneSpaWorld Limited and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated and Combined Statements of Operations for the year ended December 31, 2020 (Successor), for the periods from March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)

Consolidated and Combined Statements of Comprehensive (Loss) Income for the year ended December 31, 2020 (Successor), for the periods from March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)

Consolidated and Combined Statements of Equity (Deficit) for the year ended December 31, 2020 (Successor), for the periods from March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)

Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2020 (Successor), for the periods from March 19, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)

Notes to Consolidated and Combined Financial Statements

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

3.2

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

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-4 filed on January 22, 2019).

10.6†	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 25, 2019).

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

10.9

Director Designation Agreement, by and among OneSpaWorld Holdings Limited, Haymaker Sponsor, LLC and Steiner Leisure Limited (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Registration Statement on Form S-4 filed on January 22, 2019)

10.10†

Employment and Severance Agreement, dated as of November 1, 2018, by and between OneSpaWorld Holdings Limited and Glenn J. Fusfield (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to Registration Statement on Form S-4 filed on November 13, 2018).

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

10.13†

Employment Agreement, dated October 13, 2020, between OneSpaWorld Holdings Limited and Susan Bonner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 13,2020, filed October 14, 2020)

10.14†

Transition and Retirement Agreement, dated September 15, 2020, between OneSpaWorld Holdings Limited and Glenn Fusfield (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 15, 2020, filed on September 16, 2020)

10.15†

 Form of OneSpaWorld Holdings Limited October 2020 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated and filed October 13, 2020).

10.16†

Form of OneSpaWorld Holdings Limited October 2020 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 dated and filed October 13, 2020).

21.1*	Subsidiaries of OneSpaWorld Holdings Limited.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Stephen B. Lazarus
Name: Stephen B. Lazarus
Title: Chief Operating Officer and Chief Financial Officer
Date:	March 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Glenn J. Fusfield Glenn J. Fusfield	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2021

/s/ Stephen B. Lazarus Stephen B. Lazarus	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2021

/s/ Leonard Fluxman Leonard Fluxman	Executive Chairman	March 10, 2021

/s/ Steven J. Heyer Steven J. Heyer	Lead Director	March 10, 2021

/s/ Maryam Banikarim Maryam Banikarim	Director	March 10, 2021

/s/ Adam Hasiba Adam Hasiba	Director	March 10, 2021

/s/ Andrew R. Heyer Andrew R. Heyer	Director	March 10, 2021

/s/ Marc Magliacano Marc Magliacano	Director	March 10, 2021

/s/ Walter F. McLallen Walter F. McLallen	Director	March 10, 2021

/s/ Stephen W. Powell Stephen W. Powell	Director	March 10, 2021

/s/ Jeffrey E. Stiefler Jeffrey E. Stiefler	Director	March 10, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of OneSpaWorld Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneSpaWorld Holdings Limited and subsidiaries (the Company) as of December 31, 2020 and 2019 the related consolidated and combined statements of operations, comprehensive (loss) income, equity (deficit) and cash flows for the year ended December 31, 2020 (Successor), for the period from March 20, 2019 through December 31, 2019 (Successor), the period from January 1, 2019 through March 19, 2019 (Predecessor), and for the year ended December 31, 2018 (Predecessor), and the related notes (collectively referred to as the “consolidated and combined financial statements”).  In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 (Successor), and the results of its operations and its cash flows for year ended December 31, 2020, for the period from March 20, 2019 through December 31, 2019 (Successor), the period from January 1, 2019 through March 19, 2019 (Predecessor), and for the year ended December 31, 2018 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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

Miami, Florida
March 10, 2021

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
ASSETS	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$41,552	$13,863
Restricted cash	1,896	—
Accounts receivable, net	2,994	30,513
Inventories	27,200	36,066
Prepaid expenses	6,950	7,655
Other current assets	1,590	2,565
Total current assets	82,182	90,662
Property and equipment, net	17,056	22,741
Intangible assets, net	599,114	616,637
Goodwill	—	190,077
OTHER ASSETS:
Deferred tax assets	98	2,046
Other non-current assets	3,829	1,506
Total other assets	3,927	3,552
Total assets	$702,279	$923,669
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable	$8,601	$23,437
Accrued expenses	25,761	23,575
Income taxes payable	—	897
Other current liabilities	2,713	3,501
Total current liabilities	37,075	51,410
Deferred rent	283	160
Income tax contingency	4,392	3,949
Other long-term liabilities	5,568	—
Deferred tax liability	—	375
Long-term debt, net	229,433	221,407
Total liabilities	276,751	277,301
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 69,292,596 issued and outstanding at December 31, 2020 and 61,119,398 shares issued and outstanding at December 31, 2019	7	6
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 17,185,500 shares issued and outstanding at December 31, 2020 and zero shares issued and outstanding at December 31, 2019	2	—
Additional paid-in capital	727,054	653,088
Accumulated deficit	(296,060)	(15,569)
Accumulated other comprehensive (loss) income	(5,475)	719
Total OneSpaWorld shareholders' equity	425,528	638,244
Noncontrolling interest	—	8,124
Total shareholders' equity	425,528	646,368
Total liabilities and shareholders' equity	$702,279	$923,669

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBIINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Successor		Predecessor
	Consolidated		Combined
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
REVENUES
Service revenues	$93,682	$339,793	$91,280	$410,927
Product revenues	27,243	103,988	27,172	129,851
Total revenues	120,925	443,781	118,452	540,778
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	107,258	292,844	76,836	352,382
Cost of products	31,976	90,353	23,957	110,793
Administrative	18,957	13,986	2,498	9,937
Salary and payroll taxes	20,138	32,300	29,349	15,624
Amortization of intangible assets	16,823	13,174	755	3,521
Goodwill and tradename intangible assets impairment	190,777	—	—	—
Total cost of revenues and operating expenses	385,929	442,657	133,395	492,257
(Loss) income from operations	(265,004)	1,124	(14,943)	48,521
OTHER (EXPENSE) INCOME, NET
Interest expense	(14,703)	(13,522)	(6,316)	(34,099)
Loss on extinguishment of debt	—	—	(3,413)	—
Interest income	30	43	—	238
Other income	—	—	—	171
Total other expense, net	(14,673)	(13,479)	(9,729)	(33,690)
(Loss) income before income tax expense (benefit)	(279,677)	(12,355)	(24,672)	14,831
INCOME TAX EXPENSE (BENEFIT)	814	(120)	109	1,088
NET (LOSS) INCOME	(280,491)	(12,235)	(24,781)	13,743
Net income attributable to noncontrolling interest	—	3,334	678	3,857
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS AND PARENT, RESPECTIVELY	$(280,491)	$(15,569)	$(25,459)	$9,886
NET LOSS PER VOTING AND NON-VOTING SHARE
Basic	$(3.77)	$(0.25)
Diluted	$(3.77)	$(0.25)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	74,359	61,118
Diluted	74,359	61,118

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Successor		Predecessor
	Consolidated		Combined
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
Net (loss) income	$(280,491)	$(12,235)	$(24,781)	$13,743
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(377)	(183)	(165)	(293)
Cash flows hedges:
Net unrealized (loss) gain on derivative	(7,215)	1,109	—	—
Amount realized and reclassified into earnings	1,398	(207)	—	—
Total other comprehensive (loss) income, net of tax	(6,194)	719	(165)	(293)
Comprehensive (loss) income	(286,685)	(11,516)	(24,946)	13,450
Comprehensive income attributable to noncontrolling interest	—	3,334	678	3,857
Comprehensive (loss) income attributable to common shareholders and Parent, respectively	$(286,685)	$(14,850)	$(25,624)	$9,593

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share data)

	Combined

Predecessor:	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent's Equity (Deficit)	Noncontrolling Interest	Total

BALANCE, December 31, 2017	$221,041	$(356)	$220,685	$4,596	$225,281
Net income	9,886	-	9,886	3,857	13,743
Distributions to noncontrolling interest	-	-	-	(4,867)	(4,867)
Net distributions to Parent and its affiliates	(361,447)	-	(361,447)	-	(361,447)
Foreign currency translation gain (loss)	-	(293)	(293)	-	(293)
BALANCE, December 31, 2018	(130,520)	(649)	(131,169)	3,586	(127,583)
Net Loss	(25,459)	-	(25,459)	678	(24,781)
Distributions to noncontrolling interest	-	-	-	(267)	(267)
Net contributions from Parent and its affiliates	351,802	-	351,802	-	351,802
Foreign currency translation gain (loss)	-	(165)	(165)	-	(165)
BALANCE, March 19, 2019	$195,823	$(814)	$195,009	$3,997	$199,006

Successor:			Consolidated
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total OneSpaWorld Shareholders’ Equity	Noncontrolling Interest	Total
BALANCE, March 20, 2019 (1)	61,118	—	6	$664,160	$—	$—	$664,166	$5,624	669,790
Immaterial correction of an error	—	—	—	(29,321)	—	—	(29,321)	—	(29,321)
Net loss	—		—	—	—	(15,569)	(15,569)	3,334	(12,235)
Conversion of public warrants into common shares	1	—	—	11	—	—	11	—	11
Dividends	—	—	—	(2,445)	—	—	(2,445)	—	(2,445)
Distributions to noncontrolling interest	—	—	—	-	—	—	—	(834)	(834)
Stock-based compensation	—	—	—	20,683	—	—	20,683	—	20,683
Foreign currency translation loss	—	—	—	—	(183)	—	(183)	—	(183)
Unrealized gain on derivatives	—	—	—	—	902	—	902	—	902
BALANCE, December 31, 2019	61,119	—	6	653,088	719	(15,569)	638,244	8,124	646,368
Net loss	—	—	—	—	—	(280,491)	(280,491)	—	(280,491)
2020 Private Placement, net of issuance costs	6,564	17,186	3	68,218	—	—	68,221	—	68,221
At-The Market Equity Offering, net of issuance costs	1,259	—	—	10,823	—	—	10,823	—	10,823
Stock-based compensation	—	—	—	4,950	—	—	4,950	—	4,950
Foreign currency translation adjustment	—	—	—	—	(377)	—	(377)	—	(377)
Common shares issued under equity incentive plan	251	—	—	—	—	—	—	—	—
Unrecognized loss on derivatives	—	—	—	—	(5,817)	—	(5,817)	—	(5,817)
Dividends declared	—	—	—	(2,449)	—	—	(2,449)	—	(2,449)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,011)	(4,011)
Purchase of noncontrolling interest	99	—	—	(6,697)	—	—	(6,697)	(4,113)	(10,810)
Purchase of public warrants	—	—	—	(879)	—	—	(879)	—	(879)
BALANCE, December 31, 2020	69,292	17,186	$9	$727,054	$(5,475)	$(296,060)	$425,528	$—	$425,528

(1)

Initial equity balances of the Successor reflect the equity of the accounting acquirer, Haymaker Acquisition Corp., and the issuance of common stock, warrants and cash contributed by Haymaker in connection with the acquisition of OSW Predecessor.

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Consolidated		Combined
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(280,491)	$(12,235)	$(24,781)	$13,743
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,453	19,606	1,989	10,055
Goodwill and trade name impairment charges	190,777	—	—	—
Stock-based compensation	4,950	20,683	—	—
Amortization of deferred financing costs	1,026	841	213	1,243
Provision for doubtful accounts	172	—	8	18
Inventories write-downs	6,000	—	—	—
Loss from write-offs of property and equipment	90	—	—	—
Loss on extinguishment of debt	—	—	3,413	—
Allocation of Parent corporate overhead	—	—	—	11,731
Deferred income taxes	1,575	(643)	—	(1)
Changes in:
Accounts receivable	27,347	(6,840)	1,671	(2,107)
Inventories	2,866	352	(406)	(6,966)
Prepaid expenses	705	(1,714)	1,073	(1,798)
Other current assets	725	(776)	213	(340)
Note receivable due from affiliate of Parent	—	—	—	(238)
Other non-current assets	(2,974)	(854)	(1,003)	652
Accounts payable	(14,836)	7,529	8,313	1,730
Accounts payable – related parties	—	—	(6,553)	(3,650)
Accrued expenses	1,538	(30,078)	19,792	7,698
Other current liabilities	(139)	317	(288)	499
Income taxes payable	(900)	409	42	(84)
Income tax contingency	443	69	—	—
Deferred rent	123	160	37	202
Net cash (used in) provided by operating activities	(36,550)	(3,174)	3,733	32,387
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,132)	(2,909)	(517)	(4,983)
Acquisition of OSW Predecessor, net of cash acquired	—	(676,453)	—	—
Net cash used in investing activities	(2,132)	(679,362)	(517)	(4,983)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	—	122,510	—	—
Net proceeds from Haymaker and private placement investors	—	349,390	—	—
Proceeds from 2020 private placement, net of issuance costs paid	68,602	—	—	—
Proceeds from At-the Market Equity Offering, net of issuance costs paid	11,090	—	—	—
Proceeds from the term loan and revolver facilities	20,000	245,900	—	—
Dividend paid on common stock	(2,445)	—	—	—
Purchase of public warrants	(879)	—	—	—
Proceeds from conversion of public warrants into common shares	—	11	—	—
Payment of deferred financing costs	—	(6,892)	—	—
Repayment on term loan and revolver facilities	(13,000)	(18,442)	—	—
Proceeds from amounts due from related party	—	3,187	—	—
Net distributions to Parent and its affiliates	—	—	(4,262)	(15,690)
Distributions to noncontrolling interest	(4,011)	(834)	(267)	(4,867)
Cash paid to acquire noncontrolling interest	(10,810)	—	—	—
Net cash provided by (used in) financing activities	68,547	694,830	(4,529)	(20,557)
Effect of exchange rate changes on cash	(280)	(205)	649	(216)
Net increase (decrease) in cash and cash equivalents and restricted cash	29,585	12,089	(664)	6,631
Cash and cash equivalents and restricted cash, Beginning of period	13,863	1,774	15,302	8,671
Cash and cash equivalents and restricted cash, End of period	$43,448	$13,863	$14,638	$15,302

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Successor		Predecessor
	Consolidated		Combined
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
Cash paid during the period for:
Income taxes	$115	$409	$73	$1,038
Interest	$11,730	$12,347	$—	$30,344
Non-cash transactions:
Equity consideration paid in connection with the Business Combination	$—	$167,300	$—	$—
Unpaid declared dividends	$2,449	$2,445	$—	$—
Common stock issued to purchase noncontrolling interest	$1,507	$—	$—	$—
2020 Private Placement issuance cost accrued	$381	$—	$—	$—
At-the Market Equity Offering issuance cost accrued	$267	$—	$—	$—
Vendor-financed purchase of fixed assets	$—	$—	$—	$306
Fixed assets transferred from Parent	$—	$—	$—	$125
Allocation of Parent corporate overhead	$—	$—	$—	$11,731
Assignment and assumption of Parent long-term debt	$—	$—	$—	$351,197
Note receivable from affiliate of Parent forgiven by Parent	$—	$—	$—	$6,841
Repayment of long-term debt by Parent on behalf of the company	$—	$—	$351,482	$—
Write-off of income tax payable for separate return method	$—	$—	$—	$1,174

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2020

1. Organization

OneSpaWorld Holdings Limited (“OneSpaWorld”, the “Company”, “we”, “us”, “our”) is an international business company incorporated under the laws of the Commonwealth of The Bahamas. OneSpaWorld is a global provider and innovator in the fields of health and wellness, fitness and beauty. In facilities on cruise ships and in land-based destination resorts, the Company strives to create a relaxing and therapeutic environment where guests can receive health and wellness, fitness and beauty services and experiences of the highest quality. The Company’s services include traditional and alternative massage, body and skin treatments, fitness, acupuncture, and medi-spa treatments. The Company also sells premium quality health and wellness, fitness and beauty products at its facilities and through its timetospa.com website. The predominant business, based on revenues, is sales of services and products on cruise ships and in land-based resorts, followed by sales of products through the timetospa.com website.

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

OSW Predecessor” is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and OneSpaWorld Marks Limited (formerly known as Steiner Marks Limited), (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC (subsequently dissolved), Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., OneSpaWorld Resort Spas (North Carolina), Inc. (formerly known as Steiner Resort Spas (North Carolina), Inc.), OSW SoHo LLC, OSW Distribution LLC, World of Wellness Training Limited (formerly known as Steiner Training Limited), STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited (formerly known as STO Medispa Limited), Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited (subsequently dissolved), The Onboard Spa by Steiner (Shanghai) Co., Ltd., Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C. (subsequently dissolved), Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure (the noncontrolling interest in which was subsequently purchased by OneSpaWorld), and (iv) the timetospa.com website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.), subsequently transferred to OneSpaWorld.

As of December 31, 2019, the Company had a 60% controlling interest and a third party had a 40% noncontrolling interest of Medispa Limited, a Bahamian entity that is a subsidiary of the Company. On February 14, 2020, the Company purchased the 40% noncontrolling interest and as a result, we are now the sole owners of this entity. See “Note 10 – “Noncontrolling Interest” for further details.

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

In September 2020, we began the resumption of limited spa operations with one of our cruise line-partners. Likewise, during the third and fourth quarters of 2020, we began the resumption of spa operations in a limited number of destination resorts as part of our phased-in return to service. As of January 31, 2021, 46 destination resort spas were operating, some with capacity restrictions, and only one ship of our cruise line partners was operating with guests onboard at reduced capacity. Starting in the first quarter of 2020, and continuing through the fourth quarter of 2020, COVID-19-related shutdowns have had a significant negative impact on our business, results of operations and financial condition. We believe the ongoing effects of COVID-19 on our operations will continue to have a significant negative impact on our financial results and liquidity and such negative impact may continue well beyond the containment of the pandemic. Due to the unknown duration and extent of the impact of the pandemic, which will depend on a number of factors, including the duration and scope of the pandemic, travel restrictions and advisories, the potential unavailability of ports and/or destinations of our cruise partners and a general impact on consumer sentiment regarding travel, the full effect on our financial performance cannot be quantified at this time and the full extent of the impact will be determined by our gradual return to service and the length of time COVID-19 influences travel decisions, but we expect to report a net loss for at least the quarter ending March 31, 2021 and likely for the year ending December 31, 2021.

On June 12, 2020, the Company closed its private placement (the “2020 Private Placement”) of $75 million in common equity and warrants to Steiner Leisure and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and certain members of OSW management and its Board of Directors. Refer to Note 8 – “Equity” for further information on the equity financing.

On December 7, 2020, the Company entered into an At-The-Market Equity Offering (“ATM”) Sales Agreement with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its common shares, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million. During December 2020, we sold 1,259,195 shares under the ATM Sales Agreement for net proceeds of $11.1 million. As of December 31, 2020, there is approximately $38 million remaining available under the ATM Sales Agreement.

The Company has also undertaken steps to mitigate the adverse impact of the pandemic, which have included, without limitation, the following:

•	commencing in March 2020, closed all spas on ships where voyages have been cancelled (as of December 31, 2020, we were operating one spa onboard one vessel);
•	closed all destination resort spas as of March 26, 2020 (as of December 31, 2020, 45 destination resort spas had reopened and were operating, some with capacity restrictions);
•

repatriated 3,220 of our staff due to COVID-related sailing suspensions, constituting all our cruise ship personnel, eliminating all ongoing expenses related to these employees during 2020, and re-embarked 18 cruise ship personnel to operate our spas on three vessels that sailed at any time during the fourth quarter of 2020 (only one of which was sailing as of December 31, 2020);

•

furloughed 96% and subsequently terminated the employment of 66% of U.S. and Caribbean-based destination resort spa personnel and 38% of corporate personnel and implemented salary reductions for all corporate personnel; as of December 31, 2020, 386 U.S. and Caribbean-based destination resort spa personnel had returned to work and 72 salary reductions remain in place for corporate personnel;

•	eliminated all non-essential operating and capital expenditures;
•	withdrew our dividend program until further notice and deferred payment of the dividend declared on February 26, 2020, in the amount of $2.4 million, until approved by the Board of Directors;

•	borrowed $7 million, net, on our revolving credit facility, leaving $13 million available and undrawn at December 31, 2020.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. We cannot make assurances that our assumptions used to estimate our liquidity requirements may not change because of the unprecedented non-operational environment we are experiencing due to COVID-19. We have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements and there may be material changes to those estimates in future periods.

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

2. Summary of Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Principles of Combination

Successor:

The accompanying consolidated financial statements as of and for the year ended December 31, 2020 and the period from March 20, 2019 to December 31, 2019, include the consolidated balance sheet and statements of operations, comprehensive income (loss), equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our financial position, results of operations and cash flows.

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

Predecessor:

The combined OSW financial statements (the “OSW financial statements”) include the accounts of the wholly-owned and indirect subsidiaries of Steiner Leisure listed in Note 1 and include the accounts of a company majority-owned by OneSpaWorld Medispa (Bahamas) Limited, in which OneSpaWorld (Bahamas) Limited, the 100% owner of OneSpaWorld Medispa (Bahamas) Limited, had a controlling interest. The OSW combined financial statements also include the accounts and results of operations associated with the timetospa.com website owned by Elemis USA, Inc. until March 1, 2019. The OSW financial statements do not represent the financial position and results of operations of a legal entity but rather a combination of entities under common control of Steiner Leisure that have been “carved out” of the Steiner Leisure consolidated financial statements and reflect significant assumptions and allocations. All significant intercompany transactions and balances have been eliminated in combination. The accompanying combined OSW financial statements may not be indicative of what they would have been had OSW actually been a separate stand-alone entity.

The accompanying OSW financial statements include the assets, liabilities, revenues and expenses specifically related to OSW’s operations. Until December 31, 2019, OSW received services and support from various functions performed by Steiner Leisure and costs associated with these functions had been allocated to OSW. These allocations were necessary to reflect all of the costs of doing business and include costs related to certain Steiner Leisure corporate functions, including, but not limited to, senior management, legal, human resources, finance, IT and other shared services that had been allocated to OSW based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis determined by an estimate of the percentage of time Steiner Leisure employees devoted to OSW, as compared to total time available or by the headcount of employees at Steiner Leisure corporate headquarters that are fully dedicated to the OSW entities in relation to the total employee headcount. These allocated costs are reflected in salaries and payroll taxes and administrative expenses in the accompanying combined OSW statements of operations. Management considers these allocations to be a reasonable reflection of the utilization of services by or benefit provided to OSW. However, the allocations may not be indicative of the actual expenses that would have been incurred had OSW operated as an independent, stand-alone entity.

Net Parent investment represents the Steiner Leisure controlling interest in the recorded net assets of OSW, specifically, the cumulative net investment by Steiner Leisure in OSW and cumulative operating results through the date presented. The net effect of the settlement of transactions between OSW, Steiner Leisure, and other affiliates of Steiner Leisure are reflected in the accompanying combined statements of cash flows as a financing activity and in the combined balance sheet as Net Parent investment.

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

Restricted Cash (Successor)

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheet as of December 31, 2020 to the total amount presented in our consolidated statements of cash flows for year ended December 31, 2020 (in thousands):

Cash and cash equivalents	$41,552
Restricted cash	1,896
Total cash and restricted cash in the consolidated statement of cash flows	$43,448

Inventories

Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for resale for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. During the year ended December 31, 2020 (Successor), we recorded charges of $6.0 million for the decline in the net realizable value of inventories, which is included in Cost of products in the accompanying consolidated statement of operations. This loss principally is the result of excess, slow-moving, expiration of products and damaged inventories held at our Maritime segment caused by the cessation of our cruise line partners operations and, consequently, our Maritime segment operations due to the COVID 19 pandemic. The establishment of inventory reserves involves the estimate of the amount of inventories that will be used in health and wellness services on cruises when they return to sailing, which is uncertain and dependent on our cruise line partners and its customers that use our services. No inventory reserve was recorded during the periods from March 20, 2019 to December 31, 2019 (Successor) and from January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor).

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

Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually. The Company reviews goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if necessary, a goodwill impairment test. Factors to consider when performing the qualitative assessment primarily include general economic conditions and changes in forecasted operating results. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the goodwill impairment test. The Company may elect to bypass the qualitative assessment and proceed directly to the Goodwill impairment test, for any reporting unit, in any period. The Company can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. As amended by ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, if the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

Identifiable intangible assets not subject to amortization are assessed for impairment using a similar process used to evaluate goodwill as described above.

During the year ended December 31, 2020, we recognized a goodwill and trade name impairment charge of $190.1 million and $0.7 million, respectively, based on the impairment test performed as of March 31, 2020. See Note 5 – “Goodwill and Intangible Assets” and “Note 15 – “Fair Value Measurement and Derivatives” for further details.

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

Lease agreements with destination resorts in which the Company operates are generally renewed every ten years. The Company has the intent and ability to renew such contracts.

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

Prior to adoption of ASC Topic 606, the Company recognized revenues earned as services are provided and as products are sold, following legacy accounting guidance under ASC Topic 605. Generally, this led to recognition that is consistent with our new policy. Under legacy guidance, we had also elected to recognize revenue on a net-of-tax basis, which is similar to our election under ASC Topic 606. For gift card breakage, the Company uses the redemption recognition method for recognizing breakage related to certain gift certificates for which it has sufficient historical information; this pattern is relatively consistent with our recognition pattern under ASC Topic 606.

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

Costs incurred to renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract.

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in administrative expenses. The shipping and handling costs included in administrative expenses in the accompanying consolidated and combined statements of operations for the year ended December 31, 2020 (Successor), for the periods from March 20, 2019 through December 31, 2019 (Successor), from January 1, 2019 through March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor) were $0.04 million, $0.04 million, $0.01 million and $0.4 million, respectively.

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

Most of our destination resorts agreements require the payment of rent based on a percentage of our revenues with others having fixed rent. We have received lease concessions from certain destination resorts where a fixed rent is required, in the form of rent deferrals and forgiveness during the year ended December 31, 2020. We have elected not to account for these rent concessions as lease modifications. The recognition of these rent concessions did not have a material impact on our consolidated financial statements as of December 31, 2020.

Advertising

Substantially all of the Company’s advertising costs are charged to expense as incurred, except costs that result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising expenses included in cost of revenues and operating expenses in the accompanying consolidated and combined statements of operations for the year ended December 31, 2020 (Successor), for the periods from March 20, 2019 through December 31, 2019 (Successor), from January 1, 2019 through March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor) were $2.4 million, $2.5 million, $0.5 million and $3.7 million, respectively.

Share-Based Compensation

The Company recognizes expense for our share-based compensation awards using a fair-value-based method. Share-based compensation expense is recognized over the requisite service period for awards that are based on a service period and not contingent upon any future performance. We elected to treat shared-based awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis. We recognize forfeitures as they occur rather than estimating them over the life of the award.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated and combined balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These deferred issuance costs are amortized over the term of the loan agreement. The amortization of deferred financing fees is included in interest expense, net in the consolidated and combined statements of operations.

Warrant Accounting

We account for common stock warrants in accordance with applicable guidance provide in ASC 815, Derivatives and Hedging-Contracts in in Entity’s Own Equity (ASC Topic 815), as either liability or equity instruments depending on the specific terms of the warrant agreement. All the warrants issued by the Company were deemed to qualify for equity classification.

Income Taxes

Successor:

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax purposes and accounting purposes, respectively. These differences result in deferred income tax assets and liabilities which are included in the accompanying consolidated balance sheet as of December 31, 2020 and 2019, respectively. Deferred taxes are recorded using the currently enacted tax rates that applied in the periods that the differences are expected to reverse. The Company must then assess the likelihood that its deferred income tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, the Company must establish a valuation allowance. With respect to acquired deferred tax assets, changes within the measurement period that result from new information about facts and circumstances that existed at the acquisition date shall be recognized through a corresponding adjustment to goodwill. Subsequent to the measurement period, all other changes shall be reported as a reduction or increase to income tax expense in the Company’s consolidated statement of operations for the year ended December 31, 2020 (Successor) and the period from March 20, 2019 to December 31, 2019 (Successor).

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

Earnings (Loss) Per Share (Successor)

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares, and contingently issuable shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.

As discussed in Note 8 – “Equity”, the Company has two classes of common stock, Voting and Non-Voting. Shares of Non-Voting common stock are in all respects identical to and treated equally with shares of Voting common stock except for the absence of voting rights. Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of Voting and Non-Voting common shares outstanding for the period. Diluted (loss) income per share is computed by dividing net income by the weighted average number of diluted Voting and Non-voting common shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase Voting and Non-Voting common shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive. The Company has not presented (loss) income per share under the two-class method, because the (loss) income per share are the same for both Voting and Non-Voting common stock since they are entitled to the same liquidation and dividend rights.

The following table provides details underlying OneSpaWorld’s loss per basic and diluted share calculation (in thousands, except per share data):

	Successor
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019
Numerator:
Net loss attributable to OneSpaWorld (a)	$(280,491)	$(15,569)
Denominator:
Weighted average shares issued and outstanding - basic	74,359	61,118
Weighted average shares issued and outstanding - diluted (b)	74,359	61,118

Loss per share:
Basic	$(3.77)	$(0.25)
Diluted	$(3.77)	$(0.25)

(a) Calculated as total net loss less amounts attributable to noncontrolling interest.

(b) Potential common shares under the treasury stock method were antidilutive because the Company reported a net loss in this period. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to stock options, warrants, deferred shares and restricted stock.

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share for the year ended December 31, 2020 and for the period from March 20, 2019 to December 31, 2019 (in thousands):

	Successor
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019
Common share warrants (a)	26,974	24,500
Deferred shares	3,840	6,600
Employee stock options	4,376	4,455
Restricted stock units	702	33
Performance stock units	589	-
	36,481	35,588

(a)	Includes all public warrants and private placement warrants

Foreign Currency Transactions

For currency exchange rate purposes, assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates, and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive loss caption of the Company’s combined balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the administrative expenses caption of the consolidated and combined statements of operations for the year ended December 31, 2020 (Successor), for the periods from March 20, 2019 to December 31, 2019 (Successor), January 1, 2019 to March 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor) were ($0.07) million, $(0.2) million, $0.5 million and $(0.4) million, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates. Significant estimates include the valuation of certain assets acquired in the Business Combination, assessment of net realizable value of inventories, the recovery of long-lived assets, goodwill and other intangible assets, the determination of deferred income taxes including valuation allowances, the useful lives of definite-lived intangible assets, property and equipment and allocations of Parent costs.

Concentrations of Credit Risk (In thousands)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. As of December 31, 2020, and 2019, the Company had three cruise companies that represented greater than 10% of accounts receivable. The Company does not normally require collateral or other security to support normal credit sales. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company records an allowance for doubtful accounts with respect to accounts receivable using historical collection experience, and generally, an account receivable balance is written off once it is determined to be uncollectible. The Company reviews the historical collection experience and considers other facts and circumstances and adjusts the calculation to record an allowance for doubtful accounts as appropriate. If the Company’s current collection trends were to differ significantly from historic collection experience, the Company would make a corresponding adjustment to the allowance. The allowance for doubtful accounts was $44 and $10 as of December 31, 2020 and December 31, 2019, respectively. Bad debt expense is included within administrative operating expenses in the accompanying consolidated and combined statements of operations and is not significant for the year ended December 31, 2020 (Successor), the periods from March 20, 2019 to December 31, 2019 (Successor), from January 1, 2019 to March 19, 2019 and for the year ended December 31, 2018 (Predecessor).

Rollforward of allowance for doubtful accounts for the year ended December 31, 2020 (Successor) is as follows:

Beginning balance	$(10)
Provision for doubtful accounts	(172)
Write-offs	138
Ending balance	$(44)

Accounting for Business Combinations

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 805, Business Combinations (“ASC 805”), when accounting for business combinations, the Company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date.

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

Adoption of Accounting Pronouncements

On January 1, 2020, the Company adopted FASB Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the fair value of the individual assets and liabilities of a reporting unit to measure goodwill impairment (Step 2). Under the new ASU, when required to test goodwill for recoverability, an entity will perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying value (Step 1) and should recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit. We have applied this ASU on a prospective basis. As a result of the adoption of this standard, we used Step 1 to measure the goodwill impairment charge recognized during the first quarter of 2020. See Note 5 – “Goodwill and Intangible Assets” and “Note 15 – “Fair Value Measurement and Derivatives” for further details.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820 to eliminate, modify, and add certain disclosure requirements for fair value measurements. The Company's adoption of this standard in fiscal year 2020 did not have a significant impact on the consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update requires lessees to recognize for all leases with a term of 12 months or more at the commencement date: (a) a lease liability or a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (b) a right-of-use asset or a lessee’s right to use or control the use of a specified asset for the lease term. Under the update, lessor accounting remains largely unchanged. The update requires a modified retrospective transition approach for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements and do not require any transition accounting for leases that expire before the earliest comparative period presented. In June 2020, the FASB issued guidance (ASU 2020-05) that defers the effective dates of the lease standard (ASU 2016-02) for entities that have not yet issued financial statements adopting the standard. The update is effective retrospectively for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. We intend to elect the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company continues to evaluate the effect that the update will have on the Company’s consolidated financial statements. The Company is in the process of starting its initial scoping review to identify a complete population of leases to be recorded on the consolidated balance sheet as a lease obligation and right of use asset. The Company expects that the update will have a material effect on our consolidated balance sheets due to the recognition of operating lease assets and operating lease liabilities primarily related to the destination resort agreements and office space which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The Company is currently assessing the impact of the adoption of this guidance.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This ASU amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit losses model) that is based on an expected losses model rather than an incurred losses model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of impairment models that entities use to account for debt instruments. In November 2019, the FASB issued guidance (ASU 2019-10) that defers the effective dates of the Financial Instruments—Credit Losses standard for entities that have not yet issued financial statements adopting the standard. The update is effective for annual periods beginning after December 15, 2022, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The ASUs may be applied through December 31, 2022 and is applicable to our interest rate swap contract and hedging relationship that reference LIBOR. The Company is currently assessing the impact of the adoption of this guidance.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify the accounting for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years and interim periods beginning after December 15, 2021 and is effective for the Company’s fiscal year beginning January 1, 2022. The Company is currently assessing the impact of the adoption of this guidance.

In August 2020, The FASB issued ASU No. 2020-06, Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity's Own Equity, which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is required to be adopted by us in the first quarter of 2023 and must be applied using either a modified or full retrospective approach. The Company is currently assessing the impact of the adoption of this guidance.

3. Business Combination

As discussed in Note 1, Organization, on March 19, 2019, OneSpaWorld consummated a business combination. The Business Combination was accounted for using the acquisition method of accounting in accordance with FASB ASC 805. Haymaker was deemed to be the accounting acquirer and OSW the accounting acquiree. As a result of applying pushdown accounting, the post-Business Combination financial statements of OneSpaWorld reflect the new basis of accounting for OSW.

The Company’s purchase price allocation was final as of December 31, 2019. Measurement period adjustments were applied retrospectively to the Business Combination Date. Goodwill of $174.2 million and $15.9 million was assigned to the Maritime and Destination Resorts reporting units, respectively, based on expected benefits from the combination as of the Business Combination Date. See “Note 5” for further information regarding the changes in the carrying amount of goodwill for each unit.

The following information represents the unaudited supplemental pro forma results of the Company’s consolidated statement of operations as if the Business Combination occurred on January 1, 2019, after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in debt (in thousands) (unaudited):

Year Ended December 31, 2019
Revenues	$562,233
Net Loss	$(26,289)

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

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands, except useful life):

		As of December 31,
	Useful Life in years	2020	2019
Furniture and fixtures	5 – 7	$4,106	$2,501
Computers and equipment	3 – 8	7,659	7,216
Leasehold improvements	Shorter of remaining lease term or useful life	19,376	19,467
		31,141	29,184
Less: Accumulated depreciation and amortization		(14,085)	(6,443)
		$17,056	$22,741

Depreciation and amortization expense for year ended December 31, 2020 (Successor), for the periods from March 20, 2019 to December 31, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor) was $7.6 million, $6.4 million, $1.2 million and $6.5 million, respectively.

5. Goodwill and Intangible Assets

Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the Business Combination (See “Note 3”). As a result of the Business Combination on March 19, 2019, and the related application of acquisition accounting, the Company completed an initial preliminary valuation of goodwill as of that date of $199.4 million. As of December 31, 2019 (Successor), goodwill was adjusted due to immaterial corrections, changes in cash consideration and measurement period adjustments to $190.1 million, a decrease of $9.3 million.

As a result of the effect of COVID-19 on our expected future operating cash flows and our evaluation of the economic and market conditions, and its impact on the Company’s common share price, we concluded it is more likely than not that the trade name indefinite-lived intangible asset and goodwill are impaired and performed, including work performed by third-party valuation specialists, interim impairment tests as of March 31, 2020. As a result, we concluded that the goodwill of $174.2 million and $15.9 million associated with the Maritime and Destination Resorts reporting units, respectively, was fully impaired as of March 31, 2020. Goodwill impairment charges of approximately $190 million for these reporting units are included in Goodwill and tradename intangible assets impairment in the accompanying consolidated statement of operations during the year ended December 31, 2020 (Successor) (See “Note 15”).

The changes in the carrying amount of goodwill for each unit for the year ended December 31, 2020 (Successor) were as follows (in thousands):

	Maritime	Destination Resorts	Total
Balance at December 31,2019	$174,150	$15,927	$190,077
Impairments	(174,150)	(15,927)	(190,077)
Balance at December 31,2020	$-	$-	$-

As a result of the interim impairment tests discussed above, we performed a fair value test applying the relief of royalty method and determined that the estimated fair value of one of our trade names is less than carrying value as of March 31, 2020. As a result, we recognized an impairment charge of $0.7 million and it is included in Goodwill and tradename intangible assets impairment in the accompanying consolidated statement of operation during the year ended December 31, 2020 (Successor). As of October 1, 2020, we performed our annual trade name indefinite-lived intangible asset impairment review and determined there was no incremental impairment.

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of December 31, 2020 (Successor) (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(27,680)	$577,020	39
Destination resort agreements	17,900	(2,095)	15,805	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(211)	789	8
	$629,800	$(30,686)	$599,114
The following is a summary of the Company’s intangible assets as of December 31, 2019 (Successor) (in thousands, except amortization period):

	Cost	Accumulated Amortization	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(12,165)	$592,535	39
Destination resort agreements	17,900	(907)	16,993	15
Trade name	6,200	-	6,200	Indefinite-life
Licensing agreement	1,000	(91)	909	8
	$629,800	$(13,163)	$616,637

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the year ended December 31, 2020 (Successor), for the periods from March 20, 2019 to December 31, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor) was $16.8 million, $13.2 million, $0.8 million and $3.5 million, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2021.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2020	2019
Operative commissions	$286	$4,194
Minimum cruise line commissions	2,246	4,164
Professional fees	6,034	4,538
Payroll and bonuses	4,512	2,566
Interest	2,292	339
Other	10,391	7,774
	$25,761	$23,575

7. Long-term Debt

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate December 31,		Maturities Through	As of December 31,
	2020	2019		2020	2019
First lien term loan facility	4.0%	5.5%	2026	$202,457	$202,457
Second lien term loan facility	7.7%	9.3%	2027	25,000	25,000
Term credit agreement	4.0%	-	2024	7,000	-
Total debt				234,457	227,457
Less: unamortized debt issuance cost				(5,024)	(6,050)
Total debt, net of unamortized debt issuance cost				$229,433	$221,407

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

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of December 31, 2020 and 2019, the company was in compliance with all of the covenants contained in the New Credit Facilities.

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

The following are scheduled principal repayments on long-term debt as of December 31, 2020 for each of the next five years (in thousands):

Year	Amount
2021	$-
2022	1,776
2023	2,085
2024	9,085
2025	2,085
Thereafter Total	219,426
$234,457

Borrowing Capacity:

As of December 31, 2020, our available borrowing capacity under the First Lien Revolving Facility was $13 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
First Lien Revolving Facility	$20,000	$7,000

8. Equity

Common Shares

The Company is authorized to issue 250,000,000 common shares with a par value of $0.0001 per share. Pursuant to the Investment Agreement discussed below, we have amended our Articles of Incorporation (the “Articles”) and created a new class of Non-Voting Common Shares, par value $0.0001 per share. Of the authorized shares 225,000,000 are “Voting Common Shares” and 25,000,000 are “Non-Voting Common Shares.” The Non-Voting Common Shares are of equal rank to the Voting Common Shares, in terms of dividends, liquidation, preferences and all other rights and features, with the following exceptions: (i) the Non-Voting Common Shares have no voting rights, except as may be required by law; (ii) Steiner Leisure Limited (“Steiner Leisure”) may vote its Non-Voting Common Shares in favor of its director designees; and (iii) the Non-Voting Common Shares will automatically be converted to Voting Common Shares upon the occurrence of certain events set forth in the Articles. Holders of the Company’s voting common stock are entitled to one vote for each share. At December 31, 2020, there were 69,292,596 voting shares and 17,185,500 non-voting shares of OneSpaWorld common stock issued and outstanding. At December 31, 2019, there were 61,119,398 shares of OneSpaWorld common stock issued and outstanding.

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

2020 Private Placement

On April 30, 2020, we entered into an Investment Agreement (the “Investment Agreement”) with Steiner Leisure and certain other investors, including members of our management and Board of Directors (collectively, the “Co-Investors” and, together with Steiner Leisure, the “Investors”). Pursuant the Investment Agreement, we completed a private placement financing transaction on June 12, 2020 (the “2020 Private Placement”) in which among other things, (i) we issued to Steiner Leisure an aggregate of (x) approximately 15.0 million Non-Voting Common Shares and (y) warrants to purchase approximately 4.0 million Non-Voting Common Shares at an exercise price of $5.75 per share, and (ii) we issued to the Co-Investors an aggregate of (x) approximately 3.7 million Voting Common Shares and (y) warrants to purchase approximately 1.0 million Voting Common Shares at an exercise price of $5.75 per share, for an aggregate purchase price of $75.0 million. We paid approximately $6.4 million of offering-related expenses, resulting in total net proceeds of approximately $68.6 million.

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

At-The-Market Equity Offering

On December 7, 2020, we entered into the ATM Sales Agreement with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its common shares, par value $0.0001 per share, having an aggregate offering amount of up to $50.0 million pursuant to the shelf registration statement. During December 2020, we sold 1,259,195 shares under the ATM Sales Agreement for net proceeds of $11.1 million, after offering-related expenses paid of $0.6 million. As of December 31, 2020, there is approximately $38 million remaining available under the ATM Sales Agreement. The Company is not obligated to sell any shares under the ATM Sales Agreement. Subject to the terms and conditions of the Agreement, the Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares from time to time based upon the Company’s instructions, including the number of shares to be issued, the time period during which sales are requested to be made and any minimum price below sales may not be made.

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

Public Warrants

Each whole Public Warrant is exercisable to purchase one share of common stock and only whole warrants are exercisable (See Note 1). The Public Warrants became exercisable 30 days after the completion of the Business Combination. Each whole Public Warrant entitles the holder to purchase one share of OneSpaWorld common stock at an exercise price of $11.50. For the period from March 20, 2019 to December 31, 2019 (Successor Period), 1,100 Public Warrants were converted into 1,100 OneSpaWorld common shares. During the first quarter of 2020, the Company repurchased 348,521 warrants for a total of $0.9 million in open market transactions. As of December 31, 2020 and 2019, 24,150,379 and 24,498,900 Public Warrants were issued and outstanding, respectively.

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

Dividends Declared Per Common Share

In November 2019, the Company adopted a cash dividend program and declared an initial quarterly payment of $0.04 per common share. On March 24, 2020, the Company announced that it is deferring payment of its dividend declared on February 26, 2020, for payment on May 29, 2020, to shareholders of record on April 10, 2020, until the Board of Directors reapproves its payment; and withdrawing its dividend program until further notice. As of December 31, 2020, and 2019, dividends payable amounted to approximately $2.4 million which is presented as other-long term liabilities and other current liabilities in the accompanying consolidated balance sheets, respectively.

9. Stock-Based Compensation

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

Stock Based Compensation Cost

Stock based compensation cost, which is included as a component of salary and payroll taxes in the accompanying consolidated statements of operations for the year ended December 31, 2020 and for the period from March 20, 2019 to December 31, 2019 was $4.9 million and $20.7 million, respectively. As of December 31, 2020, the Company had $16.1 million of total unrecognized compensation expense related to restricted stock units and performance stock units.

Stock Options

On March 26, 2019 (the “Grant Date”), a total of 4,547,076 options were granted by the Company under the 2019 Plan to executive officers of the Company. The options have an exercise price of $12.99 and expire on the sixth anniversary of the Grant Date. The options were 100% vested on the Grant Date. The options become exercisable upon the five day volume weighted average price of OneSpaWorld common shares reaching $20.00 per share. The Grant Date fair value of the option was $4.48, resulting in stock-based compensation of $20,370,900 being recognized by the Company in the period from March 20, 2019 to December 31, 2019 in accordance with ASC Topic 718, Compensation – Stock Compensation. The Grant Date fair value of the option was estimated by a third-party valuation specialist using a Monte Carlo simulation in a risk-neutral framework assuming Geometric Motion, 2,500,000 trials, and using the following assumptions:

Hurdle price per share	$20.00
Strike price per share	$12.99
Average period for hurdle price, in days	5
End of simulation term	3/26/2025
Term of simulation	6.00 years
Stock price as of the Measurement Date	$12.99
Volatility	37.5%
Risk-free rate (continuous)	2.2%
Dividend yield (quarterly after 3 years)	3.0%
Suboptimal exercise multiple	2.8x

The following table shows stock options that were outstanding and vested as of December 31, 2020 and the related weighted average exercise price and weighted average grant date fair value.

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2020	4,547,076	12.99	4.48
Vested at December 31, 2020	4,547,076	$12.99	$4.48

The weighted average estimated fair value of options granted during the period from March 20, 2019 to December 31, 2019 was $4.48. On December 31, 2020, our outstanding stock options had no intrinsic value since the closing price on that date of $10.14 per share was below the weighted average exercise price of our outstanding stock options. As of December 31, 2020, there was no unrecognized compensation cost related to the share options granted or exercised under the plan. No share options were granted during the year ended December 31, 2020. No share options were exercisable as of December 31, 2020.

Restricted Share Units

The Company’s restricted stock units (“RSUs”) have been issued to employees and directors with vesting periods ranging from one year to three years and vest based solely on service conditions. RSUs become unrestricted common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period.

The following is a summary of RSUs activity for the year ended December 31, 2020:

Restricted Share Units Activity	Number of Awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands) (1)

Non-Vested share units as of December 31, 2019	60,902	$15.60
Granted	1,833,821	7.33
Vested	(54,491)	15.60
Forfeited	(9,117)	15.62
Non-Vested share units as of December 31, 2020	1,831,115	$7.32	$18,568

(1)

The aggregate intrinsic value is calculated based on the fair value of $10.14 per share of the Company’s common stock on December 31, 2020 due to the fact that the performance stock units carry a $0 purchase price.

The total fair value of restricted stock units that vested in 2020, based on the market price of the underlying shares on that day of vesting, was $0.3 million.

There were 1,833,821 and 60,902 restricted share units granted during the year ended December 31, 2020 and 2019, respectively. The weighted average estimated fair value of RSUs granted during the period from March 20, 2019 to December 31, 2019 was $15.60. As of December 31, 2020, the Company had $11.4 million of total unrecognized compensation expense related to restricted stock award grants, which will be recognized over the weighted-average period of approximately 2.5 years.

Performance Share Units

The Company grants certain senior-level employees performance share units that generally vest based on either performance and time-based service condition (“Performance Condition-Based Awards”) or market and time-based service conditions (“Market Condition-Based Awards”) which are referred to herein as Performance Share Units (“PSUs”). The number of shares of common stock underlying each award is determined at the end of the performance period. In order to vest, the employee must be employed by the Company, with certain contractual exclusions, at the end of the performance period.

Performance Condition-Based Awards

On January 21, 2020, the Company granted 181,316 PSUs to certain employees which vest upon the achievement of certain pre-established performance target established for the 2020 calendar year and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through January 21, 2023. Performance share units are converted into shares of common stock upon vesting on a one-for-one basis. The Company estimates the fair value of each performance share when the grant is authorized, and the related service period has commenced. The Company recognizes compensation cost over the vesting period based on the probability of the performance conditions being achieved. If the specified service and performance conditions are not met, compensation expense is not recognized, and any previously recognized compensation expense will be reversed. In December 2020, the Company’s compensation committee approved the waiver of the performance condition after considering the severe interruption of the Company’s business and operations resulting from the unforeseen circumstances of COVID-19 and the material adverse impact on the Company’s share price. As a result of this modification, the performance share unit awards were revalued as of the date of the modification to $8.76 per share, based on the market price of the underlying shares on that day and the aggregate fair value of the modification was approximately $1.3 million which represents the total fair value of the modified award which will be expensed over the remaining vesting period. The modified performance share unit awards will vest approximately 33% on each anniversary of the original grant date.

Market Condition-Based Awards

On August 18, 2020, the Company granted 1,003,000 performance share unit awards (“PSUs”) to certain executive officers. The PSUs expire on the sixth anniversary of the Grant Date. The PSUs are converted into shares of common stock upon vesting on a one-for-one basis. The PSU’s will vest upon achievement of the twenty-day volume weighted average price of OneSpaWorld common shares reaching the following hurdle prices:

Hurdle Price	Percentage of PSU's Vested
$7.24	25%
$8.83	25%
$10.41	25%
$12.00	25%

On October 1, 2020, the Company granted 166,667 PSUs to an executive officer. The PSUs expire on the sixth anniversary of the Grant Date. The PSUs are converted into shares of common stock upon vesting on a one-for-one basis. The PSUs will vest upon achievement of the five-day volume weighted average price of OneSpaWorld common shares reaching $12 per share.

On October 13, 2020, the Company granted 83,333 PSUs as an inducement grant outside of the 2019 Plan to an executive officer. The PSU’s expire on the sixth anniversary of the Grant Date. The PSUs are converted into shares of common stock upon vesting on a one-for-one basis. The PSUs will vest upon achievement of the twenty-day volume weighted average price of OneSpaWorld common shares reaching the following hurdle prices:

Hurdle Price	Percentage of PSU's Vested
$8.39	25%
$9.59	25%
$10.80	25%
$12.00	25%

Grant date fair values of the market condition-based awards and the derived service periods assigned to the PSUs were estimated by a third-party valuation specialist using a Monte Carlo simulation in a risk-neutral framework assuming Geometric Motion, 100,000 trials, and using the following assumptions:

	August 18, 2020	October 1, 2020	October 13, 2020
Hurdle prices per share	$7.24, $8.83, $10.41, $12.00	$12.00	$8.39, $9.59, $10.80, $12.00
End of simulation term	August 18, 2026	October 1, 2026	October 13, 2026
Term of simulation	6 years	6 years	6 years
Stock price as of measurement date	$5.65	$6.47	$6.99
Volatility	54.13%	54.80%	54.92%
Risk-free rate (continuous)	0.37%	0.36%	0.41%

PSUs Activity

The following is a summary of PSUs activity for the year ended December 31, 2020:

Performance Share Unit Activity	Number of Market Based-Awards	Weighted-Average Grant Date Fair Value	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value

Non-Vested share units as of December 31, 2019	-	$-	-	$-
Granted	1,253,000	4.81	181,316	15.67
Vested	(271,584)	4.76	(48,690)	15.67
Forfeited	-	-	(2,706)	15.67
Non-Vested share units as of December 31, 2020	981,416	$4.83	129,920	$15.67

No PSUs were granted during the periods from March 20, 2019 to December 31, 2019.

The total fair value of market and performance based-PSUS that vested in 2020 was $2.6 million and $0.4 million, respectively, based on the market price of the underlying shares on that day of vesting. As of December 31, 2020, there was total unrecognized compensation cost related to non-vested market and performance-based PSUs of $3.6 million and $1.1 million, respectively. The costs are expected to be recognized over the weighted-average period of approximately 1.5 years and 2 years, respectively. The aggregate intrinsic value of PSUs as of December 31, 2020 was $11.3 million. The aggregate intrinsic value of PSUs is based on the number of nonvested PSUs and the market value of the Company’s common stock as of December 31, 2020.

10. Noncontrolling Interest

As of December 31, 2019, the Company had a 60% controlling interest and a third party has a 40% noncontrolling interest of Medispa Limited, a Bahamian entity that is a subsidiary of the Company. The operations of MediSpa Limited relate to the delivery of non-invasive aesthetic services, provision of related services, and the sale of related products onboard passenger cruise ships and at destination resort spas outside the tax jurisdiction of the U.S. (Successor). On February 14, 2020, the Company purchased the 40% noncontrolling interest for $12.3 million in a combination of $10.8 million in cash and 98,753 shares of the Company’s common stock at a share price of $15.26. As a result of the transaction, the difference between the carrying value of the noncontrolling interest purchased and the consideration given was recorded as additional paid-in capital.

Total equity was adjusted during the year ended December 31, 2020 (Successor) due to the purchase of noncontrolling interest by the Company as follows (in thousands):

Year Ended December 31, 2020
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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's consolidated balance sheets and was $0.7 million and $0.8 million as of December 31, 2020 and 2019, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of December 31, 2020 and 2019.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net in the consolidated balance sheets. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of December 31, 2020 and 2019, our receivables from contracts with customers were $3.0 million and $30.5 million, respectively.

Costs incurred to enter into new or to renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to a fee accrued to a cruise line partner, amounted to $3.1 million as of December 31, 2020 and is presented within other non-current assets in the accompanying consolidated balance sheet. Amortization of the deferred contract cost was $0.4 million for the year ended December 31, 2020 and included in cost of revenues in the accompanying consolidated statement of operations. There was no deferred contract cost balance as of December 31, 2019.

Our contract liabilities for gift cards and customer loyalty programs are described above and have increased primarily due to advance payments for gift cards and been reduced for redemptions.

Disaggregation of Revenue and Segment Reporting

The Company operates facilities on cruise ships and in destination resorts, where we provide health, fitness, beauty and wellness services and sell related products. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer, who is the Company’s chief operating decision maker (CODM), in determining how to allocate the Company’s resources and evaluate performance. The following table disaggregates the Company’s revenues by revenue source and operating segment (in thousands):

Successor			Predecessor
Consolidated			Combined
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
Service Revenues:
Maritime	$81,395	$308,090	$81,170	$368,498
Destination resorts	12,287	31,703	10,110	42,429
Total service revenues	93,682	339,793	91,280	410,927
Product Revenues:
Maritime	23,441	99,308	25,794	123,761
Destination resorts	975	2,003	633	2,524
Timetospa.com	2,827	2,677	745	3,566
Total product revenues	27,243	103,988	27,172	129,851

Total revenues	$120,925	$443,781	$118,452	$540,778

12. Income Taxes

(Loss) income before income tax (benefit) consists of (in thousands):

	Successor		Predecessor
	Consolidated		Combined
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
U.S.	$(12,294)	$(19,901)	$115	$2,871
Foreign	(267,383)	7,546	(24,787)	11,960
	$(279,677)	$(12,355)	$(24,672)	$14,831

The income tax expense (benefit) consists of the following (in thousands):

	Successor		Predecessor
	Consolidated		Combined
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
U.S. Federal	$1,309	$(340)	$(39)	$461
U.S. State	51	89	57	159
Foreign	(546)	131	91	468
	814	(120)	109	1,088
Current	(761)	523	118	1,089
Deferred	1,575	(643)	(9)	(1)
	$814	$(120)	$109	$1,088

A reconciliation of the difference between the expected income tax expense (benefit) using the U.S. federal tax rate and our actual provision is as follows (in thousands):

	Successor		Predecessor
	Consolidated		Combined

	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
Provision using statutory
U.S. federal tax rate	$(58,732)	$(2,594)	$(5,162)	$3,114
Foreign rate differential	14,958	(1,759)	4,780	(1,730)
Prior period true up adjustment	(1,798)	-	-	-
State taxes	178	89	-	126
Change in valuation allowance	5,454	4,093	-	(439)
Permanent differences	40,865	168	346	141
Uncertain tax position	-	-	-	(68)
Other	(111)	(117)	145	(56)
Total	$814	$(120)	$109	$1,088

The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate for 2020 and 2019 (Successor and Predecessor) and 2018 (Predecessor), and the Company’s actual provision is primarily attributable to the change in valuation allowance, foreign rate differential including income earned in jurisdictions not subject to income taxes, and prior period true- up adjustment.

A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
Beginning balance	$1,663	$1,663	$1,697	$1,781
Gross (decreases) increases—prior period tax position	-	-	(34)	(84)
Ending balance	$1,663	$1,663	$1,663	$1,697

As of December 31, 2020, the Company accrued $4.4 million, for uncertain tax positions, including interest and penalties that, if recognized, would affect the effective income tax rate.

The Company classifies interest and penalties on uncertain tax positions as a component of provision for income taxes in the consolidated and combined statements of operations. Accrued interest and penalties related to uncertain tax positions as of December 31, 2020 and 2019, amounted to $2.6 million and $2.2 million respectively, and are included in income tax contingency in the accompanying consolidated and combined balance sheets.

Deferred income taxes consist of the following (in thousands):

	As of December 31,
	2020	2019
Deferred income tax assets:
Stock options	$5,809	$4,807
Inventory reserves	16	36
Allowance for doubtful accounts	12	8
Depreciation and amortization	2,351	1,274
Other reserves and accruals	430	144
Gift certificates	202	185
Net operating losses	3,833	749
Total deferred income tax assets	12,653	7,203
Less valuation allowance	(11,543)	(5,157)
Deferred income tax asset, net	$1,110	$2,046
Deferred income tax liability	$(1,012)	$(375)
Net deferred income tax asset	$98	$1,671

The valuation allowance increased by $6.4 million in 2020, primarily stemming from the assessment of realizability of the deferred tax asset.

As of December 31, 2020, we had approximately $15.7 million of foreign tax operating loss carryforwards expiring as follows (in millions):

Expires
2021	$0.6
2022	0.3
2023	0.5
2024	0.4
2025	1.4
2026	0.3
2027	0.6
2028	0.2
2030	0.3
Indefinite	11.1
Total	$15.7

As the Company accounts for income taxes under the separate return method for the predecessor period, the combined statements of equity for period from January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor) include $0.03 million, $1.2 million of current income taxes payable that were included in net Parent investment, as such income taxes are not actually owed to the tax authorities. The Company is subject to routine audits by U.S. federal, state, local and foreign tax authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. The tax years 2015-2019 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as the U.S. and Italy.

In November 2016, the Company was notified by a foreign tax authority of a disagreement over how the withholding tax exemption was applied on dividend distributions. On February 17, 2017, the Company received a formal assessment related to this matter. The Company is disputing the assessment and believes that adequate accrual has been established for this matter. The Company has included $(0.1) million and $0.5 million of unrecognized tax benefit in the provision for income taxes for the year ended December 31, 2018 (Predecessor) which comprises the impact of foreign exchange movements on the income tax contingency accrual.

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

Pursuant to agreements that provide for minimum commissions, the Company guaranteed total minimum payments to cruise line (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us. As of December 31, 2020, there were no minimum payment guarantee amounts as a result of our cruise lines partners cessation in guest cruise operations during 2020.

Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of the Company’s total revenues in 2020 and 2019 periods from March 20, 2019 to December 31, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively: Carnival (including Carnival, Carnival Australia, Costa, Holland America, P&O, Princess and Seabourn cruise lines): 43.4%, 46.7%, 46.7%, and 48.5% ; Royal Caribbean (including Royal Caribbean, Pullmantur, Celebrity, Azamara and Silversea cruise lines): 20.9%, 22.7%, 24.6% and 21.0% ; and Norwegian Cruise Line (including Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises) 16.3%, 15.2%, 12.9% and 13.8%.

Operating Leases

The Company leases office and warehouse space, as well as office equipment and automobiles, under operating leases. The Company also makes certain payments to the owners of the venues where destination resort health and wellness centers are located. Destination resort health and wellness centers generally require rent based on a percentage of revenues, with some locations having escalating percentages at different revenue amounts. In addition, as part of the rental arrangements for some of the destination resort health and wellness centers, the Company is required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Substantially all of these arrangements include renewal options ranging from three to five years.

Rent expense consist of (in thousands):

Successor			Predecessor
Consolidated			Combined

	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018

Minimum rentals	$3,791	$5,173	$1,573	$7,087
Contingent rentals	1,703	2,039	689	2,450
	$5,494	$7,212	$2,262	$9,537

Minimum annual commitments under operating leases at December 31, 2020 are as follows (in thousands):

Year	Amount
2021	$3,194
2022	2,867
2023	2,506
2024	2,560
2025	2,619
Thereafter	9,370
$23,116

Litigation

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter as of December 31, 2020 and is included in “Accrued expenses” on the Company's consolidated balance sheets. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

14. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table presents the changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2020, the periods from March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor) and the year ended December 31, 2018, respectively (in thousands):

	Successor						Predecessor
	Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2020			Accumulated Other Comprehensive Income (Loss) for the Period March 20, 2019 to December 31, 2019			Accumulated Other Comprehensive Income (Loss) for the period from January 1, 2019 to March 19, 2019 (2)	Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2018(2)
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Foreign Currency Translation Adjustments
Accumulated other comprehensive income (loss), beginning of the period	$(183)	$902	$719	$-	$-	$-	$(649)	$(356)
Other comprehensive (loss) income before reclassifications	(377)	(7,215)	(7,592)	(183)	1,109	926	(165)	(293)
Amounts reclassified from accumulated other comprehensive income (loss)	-	1,398	1,398	-	(207)	(207)	-	-
Net current period other comprehensive (loss) income	(377)	(5,817)	(6,194)	(183)	902	719	(165)	(293)
Ending balance	$(560)	$(4,915)	$(5,475)	$(183)	$902	$719	$(814)	$(649)
(1)	See Note 15.
(2)

For the period from January 1, 2019 to March 19, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor) the only component of other comprehensive income (loss) was foreign currency translation adjustments.

15. Fair Value Measurements and Derivatives

Fair Value Measurements

The fair value of outstanding long-term debt as of December 31, 2020 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2020 were as follows (in thousands):

	Carrying Value	Estimated Fair Value
First lien term loan facility	$202,457	$188,560
Second lien term loan facility	25,000	20,950
Term credit agreement	7,000	6,680
Total debt	$234,457	$216,190

The Company’s outstanding long-term debt as of December 31, 2019 was originated in 2019 and bears variable interest rates. As a result, the Company believes that the fair value of long-term debt as of December 31, 2019 approximates its carrying amount.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2020				Fair Value Measurements at December 31, 2019
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$-	$-	$-	$-	$250	$-	$250	$-
Derivative financial instruments (1)	Other non-current assets	-	-	-	-	652	-	652	-
Total Assets		$-	$-	$-	$-	$902	$-	$902	$-

Liabilities:
Derivative financial instruments (1)	Other current liabilities	1,796	-	1,796	-	-	-	-	-
Derivative financial instruments (1)	Other long term liabilities	3,119	-	3,119	-	-	-	-	-
Total Liabilities		$4,915	$-	$4,915		$-	$-	$-	$-

(1)	Consists of an interest rate swap.

Derivatives

Successor:

Market risk associated with the Company’s long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.

The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of its hedged forecasted transactions. The Company uses regression analysis for this hedge relationship and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. These agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective agreement without an exchange of the underlying notional amount. The Company classifies derivative instrument cash flows from hedges of benchmark interest rate as operating activities due to the nature of the hedged item. If it is determined that the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings.

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of December 31, 2020 and 2019, the notional amount is $151.4 million and $173.9 million, respectively. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $1.9 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the consolidated financial statements was as follows (in thousands):

Derivative	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income

	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019		Year Ended December 31, 2020	March 20, 2019 to December 31, 2019

Interest rate swap	$(7,215)	$1,109	Interest expense	$1,398	$(207)
Total	$(7,215)	$1,109		$1,398	$(207)

 Predecessor:

During for the period from January 1, 2019 to March 19, 2019 and for the year ended December 31, 2018, the Company did not enter into or transact any derivative contracts.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Trade Name

(Successor):

We recognized goodwill impairment charges of $190 million for the two segment reporting units and an impairment charge of $0.7 million for the trade name during the year ended December 31, 2020. See “Note 5” – “Goodwill and Other Intangible Assets”. The determination of our reporting units' goodwill and trade name fair values includes numerous assumptions that are subject to various risks and uncertainties.

We applied the income approach to estimate the fair value of the reporting units. The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using the company estimate of the discount rate, or expected return, that a market participant would have required as of the valuation date. Significant assumptions in the income approach, all of which are considered Level 3 inputs, include the estimated future net annual cash flows for each reporting unit and the discount rate. The discount rates utilized to value the Maritime and Destination Resorts reporting units were approximately 14% and 12.5%, respectively, which were determined depending on the risk and uncertainty inherent in the respective reporting unit.

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

16. Transactions with Related Parties

Predecessor:

The Company purchases beauty products for resale to its customers from an entity that was formerly a wholly-owned subsidiary of the Parent through March 1, 2019. In 2017, the Company entered into a supply agreement with a wholly-owned subsidiary of the Parent, which established the prices at which beauty products will be purchased by the Company from the supplier for a term of ten years. This supply agreement was subsequently amended and restated in 2018.

Purchases of beauty products from related parties and cost of revenues are as follows (in thousands):

	Predecessor
	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
Purchases	$2,026	$25,491
Cost of revenues	$1,828	$22,995

The Company entered into a loan agreement with a wholly-owned subsidiary of the Parent, for €5.0 million on February 25, 2016. The note receivable is due in full by January 3, 2021 and bears an annual interest rate of 7.50%. The note receivable is accounted for on an amortized cost basis, and interest is recognized using the effective interest rate method. On July 27, 2018, the Parent settled the outstanding principal amount and all accrued interest under this loan agreement. This note receivable from affiliate of Parent and related unpaid accrued interest forgiven by Parent totaling approximately $6.8 million were considered contributions of capital from the Parent in the consolidated and combined financial statements of the Company. Interest income earned on the loan was $0.2 million for the year ended December 31, 2018 (Predecessor), which is included in the consolidated and combined statements of operations.

The Company received services and support from various functions performed by the Parent until December 31, 2019. These expenses related to allocations of Parent corporate overhead. Included in Salary and Payroll taxes and Administrative expenses in the combined statement of operations for the year ended December 31, 2018 (Predecessor) were $9.1 million and $2.6 million, respectively.

Successor:

One Spa World LLC, a subsidiary of OneSpaWorld, entered into a transition services agreement, concurrent with the closing of the Business Combination, with Steiner Management Services, LLC (“SMS”), which became effective at the time of the closing. This agreement provides for the provision by SMS and its affiliates and third-party providers of certain services, including accounting, information technology and legal services, to certain subsidiaries of OneSpaWorld until December 31, 2020. Effective December 31, 2019, the Company and SMS have terminated the transition services agreement (the “Transition Services Agreement”) pursuant to which SMS had provided the Company with certain services, including accounting, information technology and legal services. The Company has transitioned such services to its control.

The Company and SMS have entered into an Operational Services Agreement effective January 1, 2020, pursuant to which the Company will provide SMS with certain services including with respect to accounting, human resources, information technology, and office related support.  This agreement was terminated effective on December 31, 2020 and provides that SMS will pay the Company for its services.

As discussed in Note 8 – “Equity”, on April 30, 2020, we entered into the Investment Agreement with Investors, including members of our management and Board of Directors. Pursuant to the Investment Agreement, we completed the 2020 Private Placement.

Predecessor and Successor:

The Company entered into a Management Agreement, dated May 25, 2018 and amended and restated October 25, 2018, with Bliss World LLC, an indirect subsidiary of Steiner Leisure, which became effective at the time of the closing of the Business Combination. The Management agreement provides that OSW will manage the operation of nine U.S. health and wellness centers on behalf of Bliss World LLC in exchange for approximately $1.25 million in the aggregate for the year ended December 31, 2019. Subject to certain customary early termination rights, the agreement terminates, with respect to each health and wellness center, upon expiration or termination of the respective lease for each such health and wellness center. As of December 31, 2020, one health and wellness center remains subject to lease and ongoing operations.

OSW Predecessor entered into an Executive Services Agreement, concurrent with the closing of the Business Combination, with Nemo Investor Aggregator, Limited (“Nemo”), the parent company of Steiner Leisure, which became effective at the time of the closing. The agreement provides that after the closing of the Business Combination, Leonard Fluxman and Stephen Lazarus are to be made available to provide certain transition services to Nemo until December 31, 2020, in exchange for $850,000. Effective March 31,

2020, the Company and Nemo terminated the Executive Services Agreement. The Company has determined it to be in its best interests to have Mr. Fluxman and Mr. Lazarus be unrestricted in any respect regarding their availability to manage the Company’s business, particularly during the current unprecedented conditions caused by the global COVID-19 pandemic.

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

The total fee for all the aforementioned agreements received by the Company (Successor) in 2020 was $0.5 million, of which during the year ended December 31, 2020, the Company recorded approximately $0.2 million and $0.3 million, respectively, as a reduction of salary and payroll taxes expenses and service revenues related to these agreements.

17. Profit Sharing Plans

Eligible employees participate in the Company’s profit sharing retirement plan (Successor and Predecessor) and a profit sharing plan of the Parent (Predecessor), which are qualified under Section 401(k) of the Internal Revenue Code. With respect to the Parent’s profit sharing retirement plan, the Company’s Parent makes discretionary annual matching contributions in cash based on a percentage of eligible employee compensation deferrals. The contribution to the plans, included in salary and payroll taxes in the consolidated and combined statements of operations, for the year ended December 31, 2020 (Successor), for the periods March 20, 2019 to December 31, 2019 (Successor), January 1, 2019 to March 19, 2019 (Predecessor), and for the year ended December 31, 2018 (Predecessor) was $0.3 million, $0.2 million, $0.01 million and $0.3 million, respectively.

18. Segment and Geographic Information

The Company operates facilities, provides health and wellness services, and sells beauty products onboard cruise ships and at destination resort health and wellness centers. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer, who is the Company’s chief operating decision maker (CODM), in determining how to allocate the Company’s resources and evaluate performance.

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Successor		Predecessor
	Consolidated		Combined
	Year Ended December 31, 2020	March 20,2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
Revenues:
U.S.	$11,585	$25,950	$6,008	$27,166
Not connected to a country	102,420	399,675	106,886	491,244
Other	6,920	18,156	5,558	22,368
Total	$120,925	$443,781	$118,452	$540,778

	As of December 31,
	2020	2019
Property and equipment, net:
U.S.	$7,145	$9,965
Not connected to a country	6,242	6,826
Other	3,669	5,950
Total	$17,056	$22,741

19. Quarterly Selected Financial Data (Unaudited) (in thousands, except per share data)

	First Quarter			Second Quarter		Third Quarter		Fourth Quarter
	Successor		Predecessor	Successor		Successor		Successor
	Consolidated		Combined	Consolidated		Consolidated		Consolidated
	Three Months Ended March 31, 2020	March 20, 2019 to March 31, 2019	January 1, 2019 to March 19, 2019	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Revenues	$114,307	$19,014	$118,452	$998	$140,430	$1,789	$144,901	$3,831	$139,436
Operating (loss) income	$(193,146)	$(21,276)	$(14,943)	$(27,421)	$8,098	$(19,371)	$8,338	$(25,066)	$5,964
Net (loss) Income	$(198,662)	$(22,579)	$(24,781)	$(31,407)	$4,559	$(22,447)	$3,670	$(27,975)	$2,115
Net (loss) income attributable to common shareholders and Parent, respectively	$(198,662)	$(22,683)	$(25,459)	$(31,407)	$3,609	$(22,447)	$2,362	$(27,975)	$1,143
Basic (loss) earnings per share	$(3.25)	$(0.37)	-	$(0.48)	$0.06	$(0.26)	$0.04	$(0.33)	$0.02
Diluted (loss) earning per share	$(3.25)	$(0.37)	-	$(0.48)	$0.05	$(0.26)	$0.03	$(0.33)	$0.01
Basic weighted average shares outstanding	61,169	61,118	-	65,916	61,118	84,968	61,118	85,148	61,119
Diluted weighted average shares outstanding	61,169	61,118	-	65,916	72,047	84,968	75,011	85,148	75,115

Correction of Immaterial Errors

The Company corrected a classification error in the condensed consolidated statement of cash flows that was immaterial to the previously reported condensed consolidated financial statements as of March 31, 2020 and June 30, 2020. In connection with our preparation of the condensed consolidated financial statements for the third quarter of 2020, the Company determined that the dividend declared on common stock in November 2019 and paid in February 2020 was originally presented within the change in other current liabilities in the operating activities section of the unaudited consolidated statement of cash flows for the three and six-month periods ended March 31, 2020 and June 30, 2020, but should have been classified as a cash outflow within financing activities. The effect of correcting such classification error for the respective previously reported interim periods resulted in a $2.4 million decrease in net cash provided by (used in) financing activities and a $2.4 million increase in net cash (used in) provided by operating activities (specifically, to increase by $2.4 million the change in other current liabilities).

The correction of the above classification error did not have any effect on the consolidated statements of operations or the consolidated balance sheet in any of the periods previously presented.