Form 10-K/A
period 2020-12-31
ONESPAWORLD HOLDINGS Ltd
filed 2021-05-10
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement prepared for our 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

i

EXPLANATORY NOTE RELATED TO THE RESTATEMENT

This Amendment No. 1 to Form 10-K (this “Amendment” or “Form 10-K/A”) amends OneSpaWorld Holding Limited’s (“OneSpaWorld,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2021 (the “Original Filing”). This Amendment restates the Company’s previously issued consolidated financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 (Successor), and the period from March 20, 2019 to December 31, 2019 (Successor) (the “Affected Periods”). See Note 1, Restatement of Previously Issued Consolidated Financial Statements, in Part II, Item 8, Financial Statements and Supplementary Data, for additional information. The relevant unaudited interim financial information for each of the quarters for the year ended December 31, 2020 (Successor), and the period from March 20, 2019 to December 31, 2019 (Successor) has also been restated. See Note 19, Quarterly Financial Information (unaudited), in Part II, Item 8, Financial Statements and Supplementary Data, for such restated information.

This Amendment also updates information provided in the Original Filing with respect to the CDC’s guidelines in connection with the Framework for Conditional Sailing Order to reflect announcements made by the CDC in this regard since the Original Filing.

Restatement Background

On April 12, 2021, the SEC staff issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). The Statement addressed certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company. In the Statement, the SEC staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require such warrants to be classified as liabilities measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period, as opposed to being classified as equity. As a result of the SEC’s Statement, the Company reevaluated the accounting treatment of its warrants, which were all previously recorded as equity.

On October 19, 2017, the Company’s predecessor, Haymaker (as defined below) issued 8,000,000 warrants to purchase its common stock in a private placement concurrently with its IPO (the “Sponsor Warrants”). In connection with its IPO in 2017, Haymaker also issued 16,500,000 warrants to public investors (the “Public Warrants”). In connection with the Business Combination (as defined below), Haymaker transferred 3,105,294 Sponsor Warrants in private placements to certain investors (the “PIPE Investors”) and to SLL (as defined below). As a result of the Business Combination and in accordance with the terms of the Company’s Amended and Restated Warrant Agreement, dated as of March 19, 2019, each whole Sponsor Warrant and each whole Public Warrant entitles the holder to purchase one common share of the Company at an exercise price of $11.50 per share, subject to potential adjustment.

On April 30, 2020, the Company entered into an investment agreement with certain investors, including SLL and certain members of its management and Board of Directors, pursuant to which it issued an aggregate of 5,000,000 warrants (the “2020 PIPE Warrants”), each entitling the holder to purchase one common share of the Company (or one non-voting common share if held by SLL) at an exercise price of $5.75 per share, subject to potential adjustment. In connection with the private placement (the “2020 PIPE”), on June 12, 2020, the Company amended its Memorandum of Association and Articles of Association and created a new class of Non-Voting Common Shares that, subject to certain exceptions, have no voting power but otherwise rank equally and carry the same rights and privileges as the Company’s Voting Common Shares, including in respect of dividends, liquidation preferences and all other rights and features. For more information on the transactions pursuant to which the Warrants were issued, see Note 8 to our combined financial statements and the notes thereto included elsewhere in this report.

Based on Accounting Standards Codification 815-40, Contracts in an Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair values of the derivative instruments must be reported in the statement of operations. The Company had previously classified the Sponsor Warrants, Public Warrants and 2020 PIPE Warrants (collectively, the “Warrants”) as equity consistent with common market practice which existed prior to the Statement.

If held by Haymaker, the PIPE Investors, SLL or any of their respective permitted transferees, the Sponsor Warrants may be exercised on a cashless basis and are not subject to redemption. Additionally, the Public Warrants and the 2020 PIPE Warrants may be settled in cash upon the occurrence of a tender offer or exchange offer that involves 50% or more of the Company’s outstanding common shares (which includes the Non-Voting Common Shares once they were issued on June 12, 2020 and therefore would not necessarily involve a change in control of the Company), an event that could be outside the control of the Company. Accordingly, the Company has concluded that the Warrants do not meet the conditions to be classified as equity under the Statement. Specifically, the Company concluded that (i) upon issuance on March 20, 2019, the Sponsor Warrants should have been presented as liabilities, (ii) upon issuance on June 12, 2020, the 2020 PIPE Warrants should have been presented as liabilities, and (iii) upon issuance of the Non-Voting Common

Shares on June 12, 2020, the Public Warrants should have been presented as liabilities. For warrants classified as liabilities, the associated gains or losses recognized as a result of the changes in fair values must be reported in earnings. Accordingly, the Company made the determination to restate the financial statements covered by the Affected Periods (the “Restatement”).

Impact of the Restatement

As a result of this Restatement, the Warrants and the Sponsor Warrants are now reflected as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2020 and December 31, 2019, respectively, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive income (loss).

The impact of these adjustments was an increase to net loss of $7.5 million and $19.7 million, respectively, for the year ended December 31, 2020 and the period from March 20, 2019 to December 31, 2020, and an increase to total liabilities of $104.7 million and $55.9 million, and a corresponding decrease to total equity of $104.7 million and $55.9 million, as of December 31, 2020 and December 31, 2019. The restatement of the financial statements had no impact on the Company’s liquidity or cash, or cash equivalents, or adjusted EBITDA.

See Note 1 to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the Restatement and its related impact on the Company’s financial statements.

Items Amended in this Form 10-K/A

For the reasons discussed above, the Company is filing this Amendment in order to amend the following items in the Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment.

Part I, Item 1A. Risk Factors.

Part II, Item 6. Selected Financial Data

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part II, Item 8. Financial Statements and Supplementary Data.

Part II, Item 9A. Controls and Procedures.

However, for the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the Restatement.

Other Information

In connection with the Restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, the Company has determined that its disclosure controls and procedures were not effective with respect to the classification of the Company’s Warrants as components of equity as opposed to liabilities, and that the foregoing arose as a result of a material weakness in the Company’s internal control over its financial reporting. For more information, see Item 9A of this Amendment.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for any of the quarters for the year ended December 31, 2020 or the period from March 20, 2019 to December 31, 2019. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the Original Filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

•	changes in consumer preferences or the markets for the Company’s services and products;
•	changes in applicable laws or regulations;
•	competition for the Company’s services and the availability of competition for opportunities for expansion of the Company’s business;
•	difficulties of managing growth profitably;
•	the loss of one or more members of the Company’s management team;
•	changes in the market for the products we offer for sale;
•	other risks and uncertainties included from time to time in the Company’s reports (including all amendments to those reports) filed with the U.S. Securities and Exchange Commission;
•	other risks and uncertainties indicated in this Annual Report on Form 10-K/A, including those set forth under the section entitled “Risk Factors”; and
•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

We have historically driven strong financial performance and believe our leading market position in a growing industry, differentiated business model and entrenched cruise line and destination resort partner relationships position our business for future growth. Due to the impact of COVID-19 on our operations in 2020, current year data is not meaningful. However, for the year ended December 31, 2019, we achieved revenues of $562.2 million, Adjusted EBITDA of $59.0 million, Net Loss of $56.7 million and Unlevered After-Tax Free Cash Flow of $55.4 million.

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

On March 19, 2019 (the “Business Combination Date”), OneSpaWorld consummated a business combination pursuant to a Business Combination Agreement, dated as of November 1, 2018 (as amended on January 7, 2019, by Amendment No. 1 to the Business Combination Agreement), by and among Steiner Leisure Limited (“SLL”, “Steiner Leisure,” “Steiner,” or “Parent”), Steiner U.S. Holdings, Inc., Nemo (UK) Holdco, Ltd., Steiner UK Limited, Steiner Management Services, LLC, Haymaker Acquisition Corp. (“Haymaker”), OneSpaWorld, Dory US Merger Sub, LLC, Dory Acquisition Sub, Limited, Dory Intermediate LLC, and Dory Acquisition Sub, Inc. (the “Business Combination”), in which Haymaker acquired from Steiner the combined operating business known as OSW Predecessor (“OSW”). Prior to the consummation of the Business Combination, OneSpaWorld was a wholly-owned subsidiary of Steiner Leisure. On the Business Combination Date, OneSpaWorld became the ultimate parent company of the Haymaker and OSW combined company.

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

In response to the COVID-19 pandemic, the CDC issued a No Sail Order on March 14, 2020, which was extended several times until, on October 30, 2020, the CDC issued a Framework for Conditional Sailing Order, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. Pursuant to the Framework for Conditional Sailing Order, the No Sail Order has been lifted and the cruise industry will work with the CDC on a phased in return-to-service, which will consist of three phases: (i) testing and implementing additional safeguards for crew members; (ii) conducting simulated voyages to test cruise operators’ ability to mitigate COVID -19 risk; and (iii) providing a certification to ships that meet specified requirements, thereby allowing for a phased return to cruise ship passenger voyages. On April 2, 2021 the CDC announced a new phase of the Framework for Conditional Sailing Order for cruise ships operating or seeking to operate in U.S. waters with instructions for cruise ship operators to establish agreements at ports where they intend to operate, implement routine testing of crew, and develop plans for vaccination to reduce the risk of COVID-19 spreading amongst crew and passengers. On May 5, 2021, the CDC announced the next two phases of the Framework for Conditional Sailing Order, which included instructions for cruise ships operating or seeking to operate in U.S. waters for preparing to conduct simulated voyages before resuming restricted passenger voyages once they have obtained conditional sailing certificates. We are continuing to review the CDC’s guidelines in connection with the Framework for Conditional Sailing Order as well as monitor the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings. As of March 1, 2021, one of the ships we serve had commenced sailing and 44 of our destination resort spas were operating, some with capacity restrictions.

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

We Have Restated Our Previously Issued Consolidated Financial Statements as of December 31, 2020 and 2019 and for the Year Ended December 31, 2020 (Successor), and the Period from March 20, 2019 to December 31, 2019 (Successor), Which May Lead to Additional Risks and Uncertainties, Including Loss of Investor Confidence and Negative Impacts on Our Share Price

On April 12, 2021, the SEC staff issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). As a result of the SEC’s Statement, we reevaluated the accounting treatment of our Warrants and concluded that our prior accounting for our Warrants incorrectly recorded such Warrants as components of equity as opposed to liabilities. Specifically, we concluded that (i) upon issuance on March 20, 2019, the Sponsor Warrants should have been presented as liabilities, (ii) upon issuance on June 12, 2020, the 2020 PIPE Warrants should have been presented as liabilities, and (iii) upon issuance of the Non-Voting Common Shares on June 12, 2020, the Public Warrants should have been presented as liabilities. As a result thereof, our previous financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 (Successor), and the period from March 20, 2019 to December 31, 2019 (Successor) (collectively, the “Affected Periods”), should no longer be relied upon and we made the determination to restate our financial statements covered by the Affected Periods. The impact of these adjustments was an increase to net loss of $7.5 million and $19.7 million, respectively, for the year ended December 31, 2020 and the period from March 20, 2019 to December 31, 2020, and an increase to total liabilities of $104.7 million and $55.9 million, and a corresponding decrease to total equity of $104.7 million and $55.9 million, as of December 31, 2020 and December 31, 2019. The restatement of the financial statements had no impact on our liquidity, cash, cash equivalents, or adjusted EBITDA for the Affected Periods.

As a result of the foregoing matters, we may become subject to additional risks and uncertainties, including, among others, unanticipated costs for accounting and legal fees, the increased possibility of legal proceedings, shareholder lawsuits, governmental agency investigations, and inquiries by the Nasdaq Capital Market or other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject our Company to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our share price to decline. If any such actions occur, they may consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation. Each of these occurrences could have a material adverse effect on our business, financial condition, results of operations and share price.

Our Warrants are Accounted for as Liabilities and the Changes in the Value of our Warrants Could have a Material Effect on our Financial Results

The SEC’s Statement regarding the accounting and reporting considerations for warrants issued by SPACs related to warrants of a kind similar to those issued by our Company. In the Statement, the SEC staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require such warrants to be classified as liabilities measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period, as opposed to being classified as equity. In light of the Statement and the guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we reevaluated the accounting treatment of our Warrants, and determined that they should be classified as liabilities at fair value on our consolidated balance sheets, with the change in the fair value of such liabilities in each financial period being recognized as a gain or loss in our consolidated statements of operations and comprehensive income (loss). As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our Warrants and that such gains or losses could be material.

We have Identified a Material Weakness in our Internal Control over Financial Reporting as of December 31, 2020; if we are Unable to Establish and Maintain an Effective System of Internal Control over Financial Reporting, we may not be able to Accurately Report our Financial Results, or do so in a Timely Manner, Which may Adversely Affect Investor Confidence in us and Materially Adversely Affect our Business and Operating Results.

Following the issuance of the SEC’s Statement, on April 30, 2021, our management and our audit committee concluded that, in light of the Statement, it was appropriate to restate our previously issued audited financial statements for the Affected Periods. See “—We Have Restated Our Previously Issued Consolidated Financial Statements as of December 31, 2020 and 2019 and for the Year Ended December 31, 2020 (Successor), and the Period from March 20, 2019 to December 31, 2019 (Successor), Which May Lead to Additional Risks and Uncertainties, Including Loss of Investor Confidence and Negative Impacts on Our Share Price.” As part of such process, our management and audit committee determined that our disclosure controls and procedures for the Affected Periods were not effective with respect to the classification of our Warrants as components of equity as opposed to liabilities, and that the foregoing arose as a result of a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As of the date of the filing of this report, we have completed our remediation plan for the material weakness we identified in relation to the Restatement of our financial statements for the Affected Periods. While management believes that the remedial efforts have resolved the identified material weakness, there is no assurance that such remedial efforts will ultimately have the intended effects or that additional remedial actions will not be necessary.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding accurate and timely filing of periodic reports and with applicable Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. Additionally, as a result of the material weakness we have identified in our internal controls over financial reporting for the Affected Periods, the Restatement, the change in the accounting treatment of our Warrants, as well as other matters raised or that may in the future be raised by the SEC, we may in the future be exposed to litigation or other disputes concerning, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, regardless of its outcome, could have a material adverse effect on our business, operations, financial condition, results of operations and share price.

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

The Market Price and Trading Volume of Our Common Shares Has Been and May Continue to Be Volatile

The market price and trading volume of our common shares may be volatile and could decline significantly, as has recently happened as a result of COVID-19 and related economic uncertainty. We cannot assure that the market price of our common shares will not fluctuate widely or decline significantly in the future in response to a number of factors, including, without limitation, the following:

•	the continuation and impact of the COVID-19 pandemic;
•	the realization of any of the risk factors presented in this Annual Report on Form 10-K/A;
•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

•	performance and departures of key personnel;
•	failure to comply with the requirements of Nasdaq;
•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•	future issuances, sales or resales, or anticipated issuances, sales or resales, of our common shares;
•	additional sales of common shares through the Company’s ATM Program;
•	publication of research reports about us, the cruise industry, or the hospitality industry generally;
•	the performance and market valuations of our cruise line partners and of companies in the travel leisure industry;
•	broad disruptions in the financial markets, as have occurred as a result of COVID-19, including sudden disruptions in the credit markets;
•	speculation in the press or investment community with respect to the factors impacting our business, including the risk factors presented in this Annual Report on Form 10-K/A;
•	actual, potential or perceived operational and internal control, accounting or financial reporting issues; and
•	changes in accounting principles, policies and guidelines.

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

	Successor (as restated)		Predecessor
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
(In thousands)
REVENUES
Service Revenues	$93,682	$339,793	$91,280	$410,927
Product Revenues	27,243	103,988	27,172	129,851
Total Revenues	120,925	443,781	118,452	540,778
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	107,258	292,844	76,836	352,382
Cost of products	31,976	90,353	23,957	110,793
Administrative	18,957	13,986	2,498	9,937
Salary and payroll taxes	20,138	32,300	29,349	15,624
Amortization of intangible assets	16,823	13,174	755	3,521
Goodwill and tradename intangible assets impairment	190,777	—	—	—
Total cost of revenues and operating expenses	385,929	442,657	133,395	492,257
(Loss) income from operations	(265,004)	1,124	(14,943)	48,521
OTHER (EXPENSE) INCOME, NET
Interest expense and warrant issuance costs	(16,089)	(13,522)	(6,316)	(34,099)
Loss on extinguishment of debt	—	—	(3,413)	—
Interest income	30	43	—	238
Change in fair value of warrant liabilities	(6,100)	(19,700)	—	—
Other income	—	—	—	171
Total other expense, net	(22,159)	(33,179)	(9,729)	(33,690)
(Loss) income before income tax expense (benefit)	(287,163)	(32,055)	(24,672)	14,831
INCOME TAX EXPENSE (BENEFIT)	814	(120)	109	1,088
NET (LOSS) INCOME	$(287,977)	$(31,935)	$(24,781)	$13,743
Adjusted EBITDA (1)	$(42,748)	$45,239	$13,797	$58,793
Unlevered After-Tax Free Cash Flow (1)	$(45,015)	$42,092	$13,280	$53,066
% Conversion	105.3%	93.0%	96.3%	90.3%

	Successor (as restated)		Predecessor
	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018
Balance Sheet Data (At Period End):
Working Capital (2)	$1,659	$25,389	$22,419
Total Assets	702,279	923,669	272,659
Total Liabilities	381,451	333,201	400,242
Total Equity (Deficit)	320,828	590,468	(127,583)

(1)

We define Adjusted EBITDA as Net Income plus Provision for Income Taxes, Other Income, Noncontrolling Interest, Interest Expense and Warrant Issuance Costs, Change in Fair Value of Warrant Liabilities and Depreciation & Amortization, with adjustments for non-recurring items, related party transactions, contribution from the historical timetospa.com channel, purchase price accounting adjustments, discrepancies between cash and booked Provision for Income Taxes and non-cash contract expenses. We define Unlevered After-Tax Free Cash Flow as Adjusted EBITDA minus capital expenditures and cash taxes paid.

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

The following table reconciles Net (Loss) Income to Adjusted EBITDA and Unlevered After-Tax Free Cash Flow for the year ended December 31, 2020 (Successor) and periods March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19,2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor):

	Successor (as restated)		Predecessor
(In thousands)	Year Ended December 31,	March 20, 2019 to December 31,	January 1, 2019 to March 19,	Year Ended December 31,
	2020	2019	2019	2018
Net (Loss) Income	$(287,977)	$(31,935)	$(24,781)	$13,743
Provision (Benefit) for Income Taxes	814	(120)	109	1,088
Interest Income	(30)	(43)	—	(238)
Noncontrolling Interest (a)	—	(3,334)	(678)	(3,857)
Interest expense and warrant issuance costs	16,089	13,522	6,316	34,099
Loss on Extinguishment of Debt	—	—	3,413	—
Related Party Adjustments (b)	—	—	538	2,860
Goodwill and trade name impairment charges	190,777	—	—	—
Depreciation & Amortization	24,453	19,606	1,989	10,055
Change in Control Payments (c)	—	—	26,615	—
Stock-based Compensation	4,950	20,683	—	—
Business Combination Costs (d)	1,619	7,160	—	—
Addback for Non-Cash Prepaid Expenses (e)	457	—	276	1,043
Change in fair value of warrant liabilities	6,100	19,700	—	—
Adjusted EBITDA	$(42,748)	$45,239	$13,797	$58,793
Capital Expenditures	(2,132)	(2,909)	(517)	(4,983)
Cash Taxes (f)	(135)	(238)	—	(744)
Unlevered After-Tax Free Cash Flow	$(45,015)	$42,092	$13,280	$53,066
% Conversion (g)	105.3%	93.0%	96.3%	90.3%
(a)	Noncontrolling Interest refers to amounts paid to a joint venture partner.
(b)	Related Party Adjustments refers to adjustments to reflect the impact of agreements with related parties for the full periods presented.
(c)	Change in control payments relates to amounts paid to OSW Predecessor executives upon consummation of the Business Combination.
(d)	Business Combination costs refers primarily to legal and advisory fees incurred by OneSpaWorld in connection with the Business Combination.
(e)	Addback for Non-Cash Prepaid Expenses refers to non-cash expenses incurred in connection with certain contracts.
(f)	Cash Taxes refers to cash taxes paid or payable.
(g)	Unlevered After-Tax Free Cash Flow Conversion is calculated as Adjusted EBITDA less Capital Expenditures and Provision for Income Taxes, divided by Adjusted EBITDA

Note Regarding Non-GAAP Financial Information

We believe that these non-GAAP measures, when reviewed in conjunction with GAAP financial measures, and not in isolation or as substitutes for analysis of our results of operations under GAAP, are useful to investors as they are widely used measures of performance and the adjustments we make to these non-GAAP measures provide investors further insight into our profitability and additional perspectives in comparing our performance to other companies and in comparing our performance over time on a consistent basis. Adjusted EBITDA and Unlevered After-Tax Free Cash Flow have limitations as profitability measures in that they do not include total amounts for interest expense and warrant issuance costs on our debt, change in fair value of warrant liabilities and provision for income taxes, and the effect of our expenditures for capital assets and certain intangible assets. In addition, all of these non-GAAP measures have limitations as profitability measures in that they do not include the impact of certain expenses related to items that are settled in cash. Because of these limitations, the Company relies primarily on its GAAP results.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note in this report and in Note 2, Restatement of Previously Issued Financial Statements to our combined financial statements and the notes thereto included elsewhere in this report. For more information regarding the restatement adjustments, see Explanatory Note and Item 9A of this report.

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

In December 2019, COVID-19 was initially reported in Wuhan, China. Shortly thereafter, the World Health Organization declared COVID-19 to be a “Public Health Emergency of International Concern” affecting all parts of the world on a global-scale. On

March 8, 2020 the U.S. Department of State issued a warning for U.S. citizens to not travel by cruise ship, and this was soon followed by stringent restrictions on international travel and immigration by the U.S. and many other countries across Asia, Europe and South America. On March 14, 2020, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order that was extended serval times until, on October 30, 2020, the CDC issued a Framework for Conditional Sailing Order, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. Pursuant to the Framework for Conditional Sailing Order, the No Sail Order has been lifted and the cruise industry will work with the CDC on a phased in return-to-service, which will consist of three phases: (i) testing and implementing additional safeguards for crew members; (ii) conducting simulated voyages to test cruise operators’ ability to mitigate COVID -19 risk; and (iii) providing a certification to ships that meet specified requirements, thereby allowing for a phased return to cruise ship passenger voyages. On April 2, 2021 the CDC announced a new phase of the Framework for Conditional Sailing Order for cruise ships operating or seeking to operate in U.S. waters with instructions for cruise ship operators to establish agreements at ports where they intend to operate, implement routine testing of crew, and develop plans for vaccination to reduce the risk of COVID-19 spreading amongst crew and passengers. On May 5, 2021, the CDC announced the next two phases of the Framework for Conditional Sailing Order, which included instructions for cruise ships operating or seeking to operate in U.S. waters for preparing to conduct simulated voyages before resuming restricted passenger voyages once they have obtained conditional sailing certificates. We are continuing to review the CDC’s guidelines in connection with the Framework for Conditional Sailing Order as well as monitor the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings.

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

Provision for income taxes. Provision for income taxes includes current and deferred federal income tax expenses, as well as state and local income taxes. See “—Critical Accounting Policies—Income Taxes” included elsewhere in this Annual Report on Form 10-K/A.

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

	Successor				Predecessor
	Consolidated (as restated)				Combined
($ in thousands)	Year ended December 31, 2020	% of Total Revenue	March 20, 2019 to December 31, 2019	% of Total Revenue	January 1, 2019 to March 19, 2019	% of Total Revenue
REVENUES
Service revenues	$93,682	77.5%	$339,793	76.6%	$91,280	77.1%
Product revenues	27,243	22.5%	103,988	23.4%	27,172	22.9%
Total revenues	120,925	100.0%	443,781	100.0%	118,452	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	107,258	88.7%	292,844	66.0%	76,836	64.9%
Cost of products	31,976	26.4%	90,353	20.4%	23,957	20.2%
Administrative	18,957	15.7%	13,986	3.2%	2,498	2.1%
Salary and payroll taxes	20,138	16.7%	32,300	7.3%	29,349	24.8%
Amortization of intangible assets	16,823	13.9%	13,174	3.0%	755	0.6%
Goodwill and tradename intangible assets impairment	190,777	157.8%	—	0.0%	—	0.0%
Total cost of revenues and operating expenses	385,929	319.1%	442,657	99.7%	133,395	112.6%
(Loss) income from operations	(265,004)	-219.1%	1,124	0.3%	(14,943)	-12.6%
OTHER (EXPENSE) INCOME, NET
Interest expense and warrant issuance costs	(16,089)	-13.3%	(13,522)	-3.0%	(6,316)	-5.3%
Loss on extinguishment of debt	—	0.0%	—	0.0%	(3,413)	-2.9%
Interest income	30	0.1%	43	0.0%	—	0.0%
Change in fair value of warrant liabilities	(6,100)	-5.0%	(19,700)	-4.4%	—	0.0%
Total other expense, net	(22,159)	-18.3%	(33,179)	-7.5%	(9,729)	-8.2%
(Loss) income before income tax expense (benefit)	(287,163)	-237.5%	(32,055)	-7.2%	(24,672)	-20.8%
INCOME TAX EXPENSE (BENEFIT)	814	0.7%	(120)	0.0%	109	0.1%
NET (LOSS) INCOME	(287,977)	-238.1%	(31,935)	-7.2%	(24,781)	-20.9%
Net income attributable to noncontrolling interest	-	0.0%	3,334	0.8%	678	0.6%
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS AND PARENT, RESPECTIVELY	$(287,977)	-238.1%	$(35,269)	-7.9%	$(25,459)	-21.5%

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

Salary and payroll taxes. Salary and payroll taxes for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $20.1 million, $32.3 million, and $29.3 million, respectively. The decrease for the year ended December 31, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $41.5 million, or 67%. The decrease was driven by $20.7 million related to stock options that fully vested upon grant to certain directors and executives in the Successor 2019 Period and $26.6 million in change in control payments pursuant to agreements entered into in 2016 that were earned upon consummation of the Business Combination for services rendered prior to the Business Combination in the Predecessor 2019 Period. The year ended December 31, 2020 had $5.0 million of non-cash stock-based compensation expense and included management’s actions to preserve liquidity due to the COVID-19 pandemic by enacting salary reductions, furloughs and terminations, which reduced salary expense for the period

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $16.8 million, $13.2 million, and $0.8 million, respectively. The increase for the year ended December 31, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $2.9 million, or 21%. The increase was a result of the new basis of intangible assets identified in the Business Combination.

Other income (expense), net. Other income (expense) for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $(22.2) million, $(33.2) million, and $(9.7) million, respectively. The decrease for the year ended December 31, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $20.8 million, or 48%. The decrease was attributable primarily to the $13.6 million change in fair value of warrant liabilities and the fact that the 2019 Predecessor Period included extinguishment of debt associated with the payoff of the pre-existing debt by the Parent of the Company’s predecessor.

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

Net income. Net (loss) income for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $(288.0) million, $(31.9) million, and $(24.8) million, respectively. The decrease for the year ended December 31, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $231.3 million, or 408%. The decrease was as a result of $190.8 million in goodwill and trade name impairment charges recognized during the three months ended March 31, 2020, the $13.6 million change in fair value of warrant liabilities and the impact of the COVID-19 pandemic in the year ended December 31, 2020, partially offset by $20.7 million in expenses related to stock-based compensation during the Successor 2019 Period, and $26.6 million in change in control payments earned upon consummation of the Business Combination during the Predecessor 2019 Period.

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

	Successor (as restated)		Predecessor
	Consolidated		Combined

($ in thousands)	March 20, 2019 to December 31, 2019	% of Total Revenue	January 1, 2019 to March 19, 2019	% of Total Revenue	Year Ended December 31, 2018	% of Total Revenue
REVENUES
Service revenues	$339,793	76.6%	$91,280	77.1%	$410,927	76.0%
Product revenues	103,988	23.4%	27,172	22.9%	129,851	24.0%
Total revenues	443,781	100.0%	118,452	100.0%	540,778	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	292,844	66.0%	76,836	64.9%	352,382	65.2%
Cost of products	90,353	20.4%	23,957	20.2%	110,793	20.5%
Administrative	13,986	3.2%	2,498	2.1%	9,937	1.8%
Salary and payroll taxes	32,300	7.3%	29,349	24.8%	15,624	2.9%
Amortization of intangible assets	13,174	3.0%	755	0.6%	3,521	0.7%
Total cost of revenues and operating expenses	442,657	99.7%	133,395	112.6%	492,257	91.0%
(Loss) income from operations	1,124	0.3%	(14,943)	-12.6%	48,521	9.0%
OTHER (EXPENSE) INCOME, NET
Interest expense	(13,522)	-3.0%	(6,316)	-5.3%	(34,099)	-6.3%
Loss on extinguishment of debt	—	0.0%	(3,413)	-2.9%	—	0.0%
Interest income	43	0.0%	—	0.0%	238	0.0%
Other income	—	0.0%	—	0.0%	171	0.0%
Change in fair value of warrant liabilities	(19,700)	-4.4%	—	0.0%	—	0.0%
Total other expense, net	(33,179)	-7.5%	(9,729)	-8.2%	(33,690)	-6.2%
(Loss) income before income tax expense (benefit)	(32,055)	-7.2%	(24,672)	-20.8%	14,831	2.7%
INCOME TAX EXPENSE (BENEFIT)	(120)	0.0%	109	0.1%	1,088	0.2%
NET (LOSS) INCOME	$(31,935)	-2.8%	$(24,781)	-20.9%	$13,743	2.5%
Net income attributable to noncontrolling interest	3,334	0.8%	678	0.6%	3,857	0.7%
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS AND PARENT, RESPECTIVELY	$(35,269)	-7.9%	$(25,459)	-21.5%	$9,886	1.8%

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

Amortization of intangible assets. Amortization of intangible assets for the Successor 2019 Period, Predecessor 2019 Period and year ended December 31, 2018 were $13.2 million, $0.8 million and $3.5 million, respectively. Amortization expense in the 2019 Successor Period reflects the new basis of intangible assets identified in the Business Combination.

Other income (expense), net. Other income (expense) for the Successor 2019 Period, Predecessor 2019 Period and year ended December 31, 2018 were $(33.2) million, $(9.7) million and $(33.7) million, respectively. The Successor 2019 Period included a $19.7 million change in the fair value of Warrant liabilities.  The Predecessor 2019 period included a loss on extinguishment of debt of $3.4 million associated with the payoff of the pre-existing debt by the Parent of the Company’s predecessor.

Income tax expense (benefit). Income tax expense (benefit) for the Successor 2019 Period, Predecessor 2019 Period, and year ended December 31, 2018 were $(0.1) million, $0.1 million and $1.1 million, respectively.

Net income. Net (loss) income for the Successor 2019 Period, Predecessor 2019 Period and year ended December 31, 2018 were $(31.9) million, $(24.8) million and $13.7 million, respectively. The Successor 2019 Period included a $19.7 million change in the fair value of Warrant liabilities and had expenses related to stock-based compensation of $20.7 million. The Predecessor 2019 Period had change in control payments of $26.6 million earned upon consummation of the Business Combination.

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

	Successor (as restated)		Predecessor
	Year Ended December 31,	March 20,2019 to December 31,	January 1, 2019 to March 19,	Year Ended December 31,
(in thousands)	2020	2019	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(287,977)	(31,935)	$(24,781)	$13,743
Depreciation & amortization	24,453	19,606	1,989	10,055
Goodwill and trade name impairment charges	190,777	—	—	—
Stock-based compensation	4,950	20,683	—	—
Amortization of deferred financing costs	1,026	841	213	1,243
Warrant issuance costs	1,386	—	—	—
Change in fair value of warrant liabilities	6,100	19,700	—	—
Provision for doubtful accounts	172	—	8	18
Inventories write-downs	6,000	—	—	—
Loss from write-offs of property and equipment	90	—	—	—
Loss on extinguishment of debt	—	—	3,413	—
Allocation of Parent corporate overhead (1)	—	—	—	11,731
Deferred income taxes	1,575	(643)	—	(1)
Change in working capital (1)	14,898	(31,426)	22,891	(4,402)
Net cash (used in) provided by operating activities (1)	(36,550)	(3,174)	3,733	32,387
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,132)	(2,909)	(517)	(4,983)
Acquisition of OSW Predecessor, net of cash acquired	—	(676,453)	—	—
Net cash used in investing activities	(2,132)	(679,362)	(517)	(4,983)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	—	122,510	—	—
Net proceeds from Haymaker and private placement investors	—	349,390	—	—
Proceeds from 2020 private placement, net of issuance costs paid	68,602	—	—	—
Proceeds from At-the Market Equity Offering, net of issuance costs paid	11,090	—	—	—
Proceeds from the term loan and revolver facilities	20,000	245,900	—	—
Dividend paid on common stock	(2,445)	—	—	—
Purchase of public warrants	(879)	—	—	—
Proceeds from conversion of public warrants into common shares	—	11	—	—
Payment of deferred financing costs	—	(6,892)	—	—
Repayment on term loan and revolver facilities	(13,000)	(18,442)	—	—
Proceeds from amounts due from related party	—	3,187	—	—
Net distributions to Parent and its affiliates (1)	—	—	(4,262)	(15,690)
Distribution to noncontrolling interest	(4,011)	(834)	(267)	(4,867)
Cash paid to acquire noncontrolling interest	(10,810)	—	—	—
Net cash provided by (used in) financing activities	68,547	694,830	(4,529)	(20,557)
Effect of exchange rate changes on cash	(280)	(205)	649	(216)
Net increase (decrease) in cash and cash equivalents and restricted cash	$29,585	$12,089	$(664)	$6,631

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

Comparison of Results for the Year Ended December 31, 2020 to the Periods from March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor)

Operating activities. Our net cash (used in) provided by operating activities for the year ended December 31, 2020, Successor 2019 Period, and the Predecessor 2019 Period were $(36.5) million, $(3.2) million and $3.7 million, respectively. In the year ended December 31, 2020, the Company ceased meaningful revenue generation at the end of the first quarter, while incurring significant costs related to the housing and repatriation costs of Company personnel onboard cruise ships, as well as costs incurred in preparation for cruise ship layups. Subsequently, the Company continued to pay repatriation costs and corporate expenses leading to a cash deficit. Also, in 2020 the Company included a $6.0 million charge for the write down of inventory that is likely to expire as a result of the extended pause in operations caused by the COVID-19 pandemic. In the Successor 2019 Period, the Company incurred stock-based compensation payments of $20.7 million related to stock options to certain directors and executives. In the Predecessor 2019 Period, the Company incurred change of control payments of $26.6 million payable upon consummation of the Business Combination.

Investing activities. Investing activities for the year ended December 31, 2020, the Successor 2019 period, and the Predecessor 2019 period were $(2.1) million, $(679.4) million and $(0.5) million, respectively. In the Successor 2019 Period, cash payments of $676.5 million were made to consummate the Business Combination.

Financing activities. Financing activities for the year ended December 31, 2020, the Successor 2019 period, and the Predecessor 2019 period were $68.5 million, $694.8 million and $(4.5) million, respectively. In the year ended December 31, 2020, the Company closed the 2020 Private Placement ($68.6 million proceeds, net of issuance costs paid), through the ATM Program, issued and sold 1.3 million shares of common stock for an average price of $9.18, for a total of $11.7 million, paid $2.4 million in dividends on common stock, and purchased the 40% noncontrolling interest of Medispa Limited for $12.3 million in a combination of $10.8 million in cash and 98,753 shares of the Company’s common stock at a share price of $15.26. In the Successor 2019 period, financing activities of $122.5 million, $349.4 million and $245.9 million, related to proceeds from the issuance of common shares, Haymaker cash contributions, and proceeds related to the term loan and revolver facilities, net of repayments, respectively, were undertaken in connection with the Business Combination.

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

Warrant Accounting. We account for common stock warrants in accordance with applicable guidance provide in ASC 815, Derivatives and Hedging-Contracts in in Entity’s Own Equity (ASC Topic 815), as either liability or equity instruments depending on the specific terms of the warrant agreement. Our Public Warrants were deemed to qualify for equity classification prior to the 2020 PIPE, pursuant to which we, amongst other things, issued the 2020 PIPE Warrants on June 12, 2020, amended our Memorandum of Association and Articles of Association and created a new class of Non-Voting Common Shares. Subsequent to June 12, 2020, the Public Warrants were classified as liabilities. We evaluated the Private Warrants under ASC 815-and concluded that they do not meet the criteria to be classified in stockholders’ equity. All of our outstanding Warrants are classified as a liability at fair value on our consolidated balance sheet as of December 31, 2020, and the change in the fair value of such liability in each period is recognized as a gain or loss in our consolidated statements of operations and comprehensive income (loss).

General-Predecessor. Our combined financial statements include the accounts of the wholly-owned direct and indirect subsidiaries of Steiner Leisure Limited listed in Note 1 and include the accounts of a company partially owned by OneSpaWorld Medispa (Bahamas) Limited, in which OneSpaWorld (Bahamas) Limited (100% owner of OneSpaWorld Medispa (Bahamas) Limited) had a controlling interest until February 14, 2020, at which time OneSpaWorld acquired full ownership of such company. The combined financial statements also include the accounts and results of operations associated with the timetospa.com website, owned by Elemis USA, Inc. until March 1, 2019. Our combined financial statements do not represent the financial position and results of operations of a legal entity but rather a combination of entities under our common control that have been “carved out” of Steiner Leisure’s consolidated financial statements and reflect significant assumptions and allocations. All significant intercompany transactions and balances have been eliminated in combination.

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

Income Taxes. Our U.S. entities, other than those that are domiciled in U.S. territories, file their U.S. tax return as part of a consolidated tax filing group, while our entities that are domiciled in U.S. territories file specific returns. In addition, our foreign entities file income tax returns in their respective countries of incorporation, where required. For the purposes of our combined financial statements included in this Annual Report on Form 10-K/A, we account for income taxes under the separate return method of accounting. This method requires the allocation of current and deferred taxes to us as if it were a separate taxpayer. Under this method, the resulting portion of current income taxes payable that is not actually owed to the tax authorities is written-off through equity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. We carried out an evaluation, under the supervision, and with the participation, of, our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded, at the time we filed our original Annual Report on Form 10-K for the year ended December 31 2020 on March 10, 2021, that our disclosure controls and procedures were effective as of December 31, 2020 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding such required disclosure. As further described below, management subsequently concluded that, solely due to the Restatement of our financial statements to reclassify our Warrants as described in the Explanatory Note to this Annual Report on Form 10-K/A, our disclosure controls and procedures were not effective as of December 31, 2020, and that the foregoing arose as a result of a material weakness in our internal control over financial reporting. Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 on March 10, 2021, at which time management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Subsequently, in connection with the Restatement to reclassify our Warrants as discussed in the Explanatory Note in this report and in Note 2, Restatement of Previously Issued Financial Statements to our combined financial statements included elsewhere in this report, management has reassessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and identified a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our controls over the accounting for our Warrants. Our controls to evaluate the accounting for complex financial instruments, such as our Warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in a material error in our accounting for our Warrants and a Restatement of our previously issued financial statements as more fully described in the Explanatory Note in this report and in Note 2, Restatement of Previously Issued Financial Statements to our combined financial statements included elsewhere in this report. Based on our assessment, management now concludes that, as of December 31, 2020, our internal control over financial reporting was not effective.

To remediate the material weakness in our Company’s internal control over financial reporting, we implemented additional review procedures, including enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP.

Our remediation plan has been completed as of the date of the filing of this report. While management believes that the remedial efforts have resolved the identified material weakness, there is no assurance that such remedial efforts will ultimately have the intended effects or that additional remedial actions will not be necessary.

Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Restatement of Previously Issued Financial Statements

On April 30, 2021, we revised our prior position on accounting for our Warrants and concluded that our previously issued financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 (Successor), and the period from March 20, 2019 to December 31, 2019 (Successor) should not be relied upon because of a misapplication of the guidance on warrant accounting. As a result, we restated our financial statements for the Affected Periods. The Restatement had no impact on our liquidity, cash, cash equivalents, or adjusted EBITDA.

Changes in Internal Control over Financial Reporting

After giving effect to the change in internal control over financial reporting as set forth above, there have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, due to COVID-19 related restrictions, the Company was not able to complete the annual physical counts of inventory on all vessels as is typically done. The Company was able to gain access to certain vessels, and in these instances, we completed counts of individual SKUs. Given the limited access to certain vessels, alternative procedures were performed, including rollforward of inventory from previous counts, analytics by vessels, communication with cruise line partners on the safeguarding and condition of inventory, and overall detailed analysis of inventory condition, consisting of review of excess, slow-moving, expiration of products, and damaged inventories.

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

Audited Consolidated and Combined Financial Statements for OneSpaWorld Limited and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019 (restated)

Consolidated and Combined Statements of Operations for the year ended December 31, 2020 (Successor), for the periods from March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor) (restated)

Consolidated and Combined Statements of Comprehensive (Loss) Income for the year ended December 31, 2020 (Successor), for the periods from March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor) (restated)

Consolidated and Combined Statements of Equity (Deficit) for the year ended December 31, 2020 (Successor), for the periods from March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor) (restated)

Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2020 (Successor), for the periods from March 19, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor) (restated)

Notes to Consolidated and Combined Financial Statements (restated)

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

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Stephen B. Lazarus
Name: Stephen B. Lazarus
Title: Chief Operating Officer and Chief Financial Officer
Date:	May 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Leonard Fluxman Leonard Fluxman	Executive Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2021

/s/ Stephen B. Lazarus Stephen B. Lazarus	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2021

/s/ Steven J. Heyer Steven J. Heyer	Lead Director	May 10, 2021

/s/ Maryam Banikarim Maryam Banikarim	Director	May 10, 2021

/s/ Glenn J. Fusfield Glenn J. Fusfield	Director	May 10, 2021

/s/ Adam Hasiba Adam Hasiba	Director	May 10, 2021

/s/ Andrew R. Heyer Andrew R. Heyer	Director	May 10, 2021

/s/ Marc Magliacano Marc Magliacano	Director	May 10, 2021

/s/ Walter F. McLallen Walter F. McLallen	Director	May 10, 2021

/s/ Stephen W. Powell Stephen W. Powell	Director	May 10, 2021

/s/ Jeffrey E. Stiefler Jeffrey E. Stiefler	Director	May 10, 2021

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

Restatement of 2020 and 2019 Financial Statements

As discussed in Note 2 to the consolidated and combined financial statements, the 2020 and 2019 consolidated and combined financial statements have been restated to correct a misstatement.

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

Miami, Florida
March 10, 2021, except for the impact of the matter discussed in Note 2 – Restatement of Previously Issued Financial Statements, as to which the date is May 10, 2021

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31, (as restated)
ASSETS	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$41,552	$13,863
Restricted cash	1,896	—
Accounts receivable, net	2,994	30,513
Inventories	27,200	36,066
Prepaid expenses	6,950	7,655
Other current assets	1,590	2,565
Total current assets	82,182	90,662
Property and equipment, net	17,056	22,741
Intangible assets, net	599,114	616,637
Goodwill	—	190,077
OTHER ASSETS:
Deferred tax assets	98	2,046
Other non-current assets	3,829	1,506
Total other assets	3,927	3,552
Total assets	$702,279	$923,669
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable	$8,601	$23,437
Accrued expenses	25,761	23,575
Income taxes payable	—	897
Other current liabilities	2,713	3,501
Total current liabilities	37,075	51,410
Deferred rent	283	160
Income tax contingency	4,392	3,949
Warrant liabilities	104,700	55,900
Other long-term liabilities	5,568	—
Deferred tax liability	—	375
Long-term debt, net	229,433	221,407
Total liabilities	381,451	333,201
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 69,292,596 issued and outstanding at December 31, 2020 and 61,119,398 shares issued and outstanding at December 31, 2019	7	6
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 17,185,500 shares issued and outstanding at December 31, 2020 and zero shares issued and outstanding at December 31, 2019	2	—
Additional paid-in capital	649,540	616,888
Accumulated deficit	(323,246)	(35,269)
Accumulated other comprehensive (loss) income	(5,475)	719
Total OneSpaWorld shareholders' equity	320,828	582,344
Noncontrolling interest	—	8,124
Total shareholders' equity	320,828	590,468
Total liabilities and shareholders' equity	$702,279	$923,669

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBIINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Successor		Predecessor
	Consolidated (as restated)		Combined
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
REVENUES
Service revenues	$93,682	$339,793	$91,280	$410,927
Product revenues	27,243	103,988	27,172	129,851
Total revenues	120,925	443,781	118,452	540,778
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	107,258	292,844	76,836	352,382
Cost of products	31,976	90,353	23,957	110,793
Administrative	18,957	13,986	2,498	9,937
Salary and payroll taxes	20,138	32,300	29,349	15,624
Amortization of intangible assets	16,823	13,174	755	3,521
Goodwill and tradename intangible assets impairment	190,777	—	—	—
Total cost of revenues and operating expenses	385,929	442,657	133,395	492,257
(Loss) income from operations	(265,004)	1,124	(14,943)	48,521
OTHER (EXPENSE) INCOME, NET
Interest expense and warrant issuance costs	(16,089)	(13,522)	(6,316)	(34,099)
Loss on extinguishment of debt	—	—	(3,413)	—
Interest income	30	43	—	238
Change in fair value of warrant liabilities	(6,100)	(19,700)	—	—
Other income	—	—	—	171
Total other expense, net	(22,159)	(33,179)	(9,729)	(33,690)
(Loss) income before income tax expense (benefit)	(287,163)	(32,055)	(24,672)	14,831
INCOME TAX EXPENSE (BENEFIT)	814	(120)	109	1,088
NET (LOSS) INCOME	(287,977)	(31,935)	(24,781)	13,743
Net income attributable to noncontrolling interest	—	3,334	678	3,857
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS AND PARENT, RESPECTIVELY	$(287,977)	$(35,269)	$(25,459)	$9,886
NET LOSS PER VOTING AND NON-VOTING SHARE
Basic	$(3.87)	$(0.58)
Diluted	$(3.87)	$(0.58)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	74,359	61,118
Diluted	74,359	61,118

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Successor		Predecessor
	Consolidated (as restated)		Combined
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
Net (loss) income	$(287,977)	$(31,935)	$(24,781)	$13,743
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(377)	(183)	(165)	(293)
Cash flows hedges:
Net unrealized (loss) gain on derivative	(7,215)	1,109	—	—
Amount realized and reclassified into earnings	1,398	(207)	—	—
Total other comprehensive (loss) income, net of tax	(6,194)	719	(165)	(293)
Comprehensive (loss) income	(294,171)	(31,216)	(24,946)	13,450
Comprehensive income attributable to noncontrolling interest	—	3,334	678	3,857
Comprehensive (loss) income attributable to common shareholders and Parent, respectively	$(294,171)	$(34,550)	$(25,624)	$9,593

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share data)

	Combined

Predecessor:	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent's Equity (Deficit)	Noncontrolling Interest	Total

BALANCE, December 31, 2017	$221,041	$(356)	$220,685	$4,596	$225,281
Net income	9,886	-	9,886	3,857	13,743
Distributions to noncontrolling interest	-	-	-	(4,867)	(4,867)
Net distributions to Parent and its affiliates	(361,447)	-	(361,447)	-	(361,447)
Foreign currency translation gain (loss)	-	(293)	(293)	-	(293)
BALANCE, December 31, 2018	(130,520)	(649)	(131,169)	3,586	(127,583)
Net Loss	(25,459)	-	(25,459)	678	(24,781)
Distributions to noncontrolling interest	-	-	-	(267)	(267)
Net contributions from Parent and its affiliates	351,802	-	351,802	-	351,802
Foreign currency translation gain (loss)	-	(165)	(165)	-	(165)
BALANCE, March 19, 2019	$195,823	$(814)	$195,009	$3,997	$199,006

Successor:			Consolidated (as restated)
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total OneSpaWorld Shareholders’ Equity	Noncontrolling Interest	Total
BALANCE, March 20, 2019 (1)	61,118	—	6	$627,960	$—	$—	$627,966	$5,624	633,590
Immaterial correction of an error	—	—	—	(29,321)	—	—	(29,321)	—	(29,321)
Net loss	—		—	—	—	(35,269)	(35,269)	3,334	(31,935)
Conversion of public warrants into common shares	1	—	—	11	—	—	11	—	11
Dividends	—	—	—	(2,445)	—	—	(2,445)	—	(2,445)
Distributions to noncontrolling interest	—	—	—	-	—	—	—	(834)	(834)
Stock-based compensation	—	—	—	20,683	—	—	20,683	—	20,683
Foreign currency translation loss	—	—	—	—	(183)	—	(183)	—	(183)
Unrealized gain on derivatives	—	—	—	—	902	—	902	—	902
BALANCE, December 31, 2019	61,119	—	6	616,888	719	(35,269)	582,344	8,124	590,468
Net loss	—	—	—	—	—	(287,977)	(287,977)	—	(287,977)
2020 Private Placement, net of issuance costs	6,564	17,186	3	53,404	—	—	53,407	—	53,407
Reclassification of public warrants to liabilities	—	—	—	(26,500)	—	—	(26,500)	—	(26,500)
At-the- Market Equity Offering, net of issuance costs	1,259	—	—	10,823	—	—	10,823	—	10,823
Stock-based compensation	—	—	—	4,950	—	—	4,950	—	4,950
Foreign currency translation adjustment	—	—	—	—	(377)	—	(377)	—	(377)
Common shares issued under equity incentive plan	251	—	—	—	—	—	—	—	—
Unrecognized loss on derivatives	—	—	—	—	(5,817)	—	(5,817)	—	(5,817)
Dividends declared	—	—	—	(2,449)	—	—	(2,449)	—	(2,449)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,011)	(4,011)
Purchase of noncontrolling interest	99	—	—	(6,697)	—	—	(6,697)	(4,113)	(10,810)
Purchase of public warrants	—	—	—	(879)	—	—	(879)	—	(879)
BALANCE, December 31, 2020	69,292	17,186	$9	$649,540	$(5,475)	$(323,246)	$320,828	$—	$320,828

(1)

Initial equity balances of the Successor reflect the equity of the accounting acquirer, Haymaker Acquisition Corp., and the issuance of common stock, warrants and cash contributed by Haymaker in connection with the acquisition of OSW Predecessor.

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Consolidated (as restated)		Combined
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(287,977)	$(31,935)	$(24,781)	$13,743
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,453	19,606	1,989	10,055
Goodwill and trade name impairment charges	190,777	—	—	—
Stock-based compensation	4,950	20,683	—	—
Amortization of deferred financing costs	1,026	841	213	1,243
Warrant issuance costs	1,386	—	—	—
Change in fair value of warrant liabilities	6,100	19,700	—	—
Provision for doubtful accounts	172	—	8	18
Inventories write-downs	6,000	—	—	—
Loss from write-offs of property and equipment	90	—	—	—
Loss on extinguishment of debt	—	—	3,413	—
Allocation of Parent corporate overhead	—	—	—	11,731
Deferred income taxes	1,575	(643)	—	(1)
Changes in:
Accounts receivable	27,347	(6,840)	1,671	(2,107)
Inventories	2,866	352	(406)	(6,966)
Prepaid expenses	705	(1,714)	1,073	(1,798)
Other current assets	725	(776)	213	(340)
Note receivable due from affiliate of Parent	—	—	—	(238)
Other non-current assets	(2,974)	(854)	(1,003)	652
Accounts payable	(14,836)	7,529	8,313	1,730
Accounts payable – related parties	—	—	(6,553)	(3,650)
Accrued expenses	1,538	(30,078)	19,792	7,698
Other current liabilities	(139)	317	(288)	499
Income taxes payable	(900)	409	42	(84)
Income tax contingency	443	69	—	—
Deferred rent	123	160	37	202
Net cash (used in) provided by operating activities	(36,550)	(3,174)	3,733	32,387
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,132)	(2,909)	(517)	(4,983)
Acquisition of OSW Predecessor, net of cash acquired	—	(676,453)	—	—
Net cash used in investing activities	(2,132)	(679,362)	(517)	(4,983)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	—	122,510	—	—
Net proceeds from Haymaker and private placement investors	—	349,390	—	—
Proceeds from 2020 private placement, net of issuance costs paid	68,602	—	—	—
Proceeds from At-the Market Equity Offering, net of issuance costs paid	11,090	—	—	—
Proceeds from the term loan and revolver facilities	20,000	245,900	—	—
Dividend paid on common stock	(2,445)	—	—	—
Purchase of public warrants	(879)	—	—	—
Proceeds from conversion of public warrants into common shares	—	11	—	—
Payment of deferred financing costs	—	(6,892)	—	—
Repayment on term loan and revolver facilities	(13,000)	(18,442)	—	—
Proceeds from amounts due from related party	—	3,187	—	—
Net distributions to Parent and its affiliates	—	—	(4,262)	(15,690)
Distributions to noncontrolling interest	(4,011)	(834)	(267)	(4,867)
Cash paid to acquire noncontrolling interest	(10,810)	—	—	—
Net cash provided by (used in) financing activities	68,547	694,830	(4,529)	(20,557)
Effect of exchange rate changes on cash	(280)	(205)	649	(216)
Net increase (decrease) in cash and cash equivalents and restricted cash	29,585	12,089	(664)	6,631
Cash and cash equivalents and restricted cash, Beginning of period	13,863	1,774	15,302	8,671
Cash and cash equivalents and restricted cash, End of period	$43,448	$13,863	$14,638	$15,302

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Successor		Predecessor
	Consolidated		Combined
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
Cash paid during the period for:
Income taxes	$115	$409	$73	$1,038
Interest	$11,730	$12,347	$—	$30,344
Non-cash transactions:
Equity consideration paid in connection with the Business Combination	$—	$167,300	$—	$—
Initial measurement of warrants accounted for as a liability	$16,200	$36,200	$—	$—
Unpaid declared dividends	$2,449	$2,445	$—	$—
Common stock issued to purchase noncontrolling interest	$1,507	$—	$—	$—
2020 Private Placement issuance cost accrued	$381	$—	$—	$—
At-the Market Equity Offering issuance cost accrued	$267	$—	$—	$—
Vendor-financed purchase of fixed assets	$—	$—	$—	$306
Fixed assets transferred from Parent	$—	$—	$—	$125
Allocation of Parent corporate overhead	$—	$—	$—	$11,731
Assignment and assumption of Parent long-term debt	$—	$—	$—	$351,197
Note receivable from affiliate of Parent forgiven by Parent	$—	$—	$—	$6,841
Repayment of long-term debt by Parent on behalf of the company	$—	$—	$351,482	$—
Write-off of income tax payable for separate return method	$—	$—	$—	$1,174

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

2. Summary of Significant Accounting Policies (as restated)

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

Restatement of Previously Issued Financial Statements

On April 12, 2021, the SEC staff issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). The Statement addressed certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company. In the Statement, the SEC staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require such warrants to be classified as liabilities measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period, as opposed to being classified as equity. As a result of the SEC’s Statement, the Company reevaluated the accounting treatment of all the warrants, which were all previously recorded as equity.

On October 19, 2017, the Company’s predecessor, Haymaker, issued 8,000,000 warrants to purchase its common stock in a private placement concurrently with its IPO (the “Sponsor Warrants”). In connection with its IPO in 2017, Haymaker also issued 16,500,000 warrants to public investors (the “Public Warrants”). In connection with the Business Combination, Haymaker transferred 3,105,294 Sponsor Warrants in private placements to certain investors (the “PIPE Investors”) and to SLL. As a result of the Business Combination and in accordance with the terms of the Company’s Amended and Restated Warrant Agreement, dated as of March 19, 2019, each whole Sponsor Warrant and each whole Public Warrant entitles the holder to purchase one common share of the Company at an exercise price of $11.50 per share, subject to potential adjustment (See “Note 8”). For more information on the Business Combination, See Item 1, Business of the Original Filing.

On April 30, 2020, the Company entered into an investment agreement with certain investors, including SLL and certain members of its management and Board of Directors, pursuant to which it issued an aggregate of 5,000,000 warrants (the “2020 PIPE Warrants”), each entitling the holder to purchase one common share of the Company (or one non-voting common share if held by SLL) at an exercise price of $5.75 per share, subject to potential adjustment. In connection with the private placement, on June 12, 2020, the Company amended its Memorandum of Association and Articles of Association and created a new class of Non-Voting Common Shares that, subject to certain exceptions, have no voting power but otherwise rank equally and carry the same rights and privileges as the Company’s Voting Common Shares, including in respect of dividends, liquidation, preferences and all other rights and features (See “Note 8”).

Based on Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity (ASC Topic 815), warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair values of the derivative instruments should be reported in the statement of operations. The Company had previously classified the Sponsor Warrants, Public Warrants and 2020 PIPE Warrants (collectively, the “Warrants”) as equity consistent with common practice which existed prior to the Statement. The Company has concluded that the Warrants do not meet the conditions to be classified as equity under the Statement in all periods presented as, (i) if held by Haymaker, the PIPE Investors, SLL or any of their respective permitted transferees, the Sponsor Warrants are not subject to redemption and (ii) the Public Warrants and the 2020 PIPE Warrants may be settled in cash upon the occurrence of a tender offer or exchange offer that involves 50% or more of the Company’s outstanding common shares (which includes the Non-Voting Common Shares once they were issued on June 12, 2020 and therefore would not necessarily involve a change in control of the Company), an event that could be outside the control of the Company. Specifically, the Company concluded that (i) upon issuance on March 19, 2019, the Sponsor Warrants should have been classified as liabilities, (ii) upon issuance on June 12, 2020, the 2020 PIPE Warrants should have been presented as liabilities, and (iii) upon issuance of the Non-Voting Common Shares on June 12, 2020, the

Public Warrants should have been presented as liabilities. For warrants classified as liabilities, the associated gains or losses recognized as a result of the changes in fair values should be reported in earnings. In addition, the investment agreement issuance costs allocable to the 2020 PIPE Warrants should have been expensed instead of recognized against the proceeds. The Company made the determination to restate the financial statements covered by the Affected Periods (the “Restatement”).

The effect of this correction to the applicable reporting periods for the financial statement line items impacted is as follows (in thousands, except per share data):

	As of December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Balance Sheet
Warrant liabilities	$-	$104,700	$104,700
Total liabilities	$276,751	$104,700	$381,451
Additional paid-in-capital	$727,054	$(77,514)	$649,540
Accumulated deficit	$(296,060)	$(27,186)	$(323,246)
Total shareholders' equity	$425,528	$(104,700)	$320,828

	As of December 31, 2019
	As Reported	Restatement Impact	As Restated
Consolidated Balance Sheet
Warrant liabilities	$-	$55,900	$55,900
Total liabilities	$277,301	$55,900	$333,201
Additional paid-in-capital	$653,088	$(36,200)	$616,888
Accumulated deficit	$(15,569)	$(19,700)	$(35,269)
Total OneSpaWorld shareholders' equity	$638,244	$(55,900)	$582,344
Total shareholders' equity	$646,368	$(55,900)	$590,468

	Year Ended December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated and Combined Statement of Operations
Change in fair value of warrant liabilities	$-	$(6,100)	$(6,100)
Interest expense and warrant issuance costs	$(14,703)	$(1,386)	$(16,089)
Total other expense, net	$(14,673)	$(7,486)	$(22,159)
(Loss) income before income tax expense (benefit)	$(279,677)	$(7,486)	$(287,163)
Net (loss) income	$(280,491)	$(7,486)	$(287,977)
Comprehensive (loss) income	$(286,685)	$(7,486)	$(294,171)
Net loss per voting and non-voting share
Basic and diluted	$(3.77)	$(0.10)	$(3.87)

	March 20, 2019 to December 31, 2019 (Successor)
	As Reported	Restatement Impact	As Restated
Consolidated and Combined Statement of Operations
Change in fair value of warrant liabilities	$-	$(19,700)	$(19,700)
Total other expense, net	$(13,479)	$(19,700)	$(33,179)
(Loss) income before income tax expense (benefit)	$(12,355)	$(19,700)	$(32,055)
Net (loss) income	$(12,235)	$(19,700)	$(31,935)
Comprehensive (loss) income attributable to common shareholders and parent, respectively	$(15,569)	$(19,700)	$(35,269)
Comprehensive income (loss)	$(14,850)	$(19,700)	$(34,550)
Net loss per voting and non-voting share
Basic and diluted	$(0.25)	$(0.33)	$(0.58)

These errors had a non-cash impact and did not have an effect on the total operating, investing and financing cash flows. The following tables presents the effect on the individual line items within operating cash flows on the Company’s consolidated Statement of Cash Flows.

	Year Ended December 31, 2020
	As Reported	Restatement Impact	As Restated
Net (loss) income	$(280,491)	$(7,486)	$(287,977)
Change in fair value of warrant liabilities	$-	$6,100	$6,100
Warrants issuance costs	$-	$1,386	$1,386
Net cash provided by (used in) financing activities	$(36,550)	$-	$(36,550)

	March 20, 2019 to December 31, 1019
	As Reported	Restatement Impact	As Restated
Net (loss) income	$(12,235)	$(19,700)	$(31,935)
Change in fair value of warrant liabilities	$-	$19,700	$19,700
Net cash provided by (used in) financing activities	$(3,174)	$-	$(3,174)

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

Warrant Accounting (as restated)

We account for common stock warrants in accordance with applicable guidance provide in ASC Topic 815 as either liability or equity instruments depending on the specific terms of the warrant agreement. We evaluated the warrants under this guidance and concluded that they do not meet the criteria to be classified in shareholders’ equity in all periods presented. Accordingly, due to this restatement, the Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020 and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive (loss) income.

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

The following table provides details underlying OneSpaWorld’s loss per basic and diluted share calculation (in thousands, except per share data):

	Successor (as restated)
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019
Numerator:
Net loss attributable to OneSpaWorld (a)	$(287,977)	$(35,269)
Denominator:
Weighted average shares issued and outstanding - basic	74,359	61,118
Weighted average shares issued and outstanding - diluted (b)	74,359	61,118

Loss per share:
Basic	$(3.87)	$(0.58)
Diluted	$(3.87)	$(0.58)

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

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share for the year ended December 31, 2020 and for the period from March 20, 2019 to December 31, 2019 (in thousands):

	Successor
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019
Common share warrants (a)	26,974	24,500
Deferred shares	3,840	6,600
Employee stock options	4,376	4,455
Restricted stock units	702	33
Performance stock units	589	-
	36,481	35,588

(a)	Includes all Public, Sponsor and 2020 PIPE Warrants.

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

Accounting for Business Combinations

In accordance with Financial Accounting Standards Board (“FASB”) ASC 805, Business Combinations (“ASC 805”), when accounting for business combinations, the Company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date.

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

3. Business Combination (as restated)

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

Year Ended December 31, 2019 (as restated)
Revenues	$562,233
Net Loss	$(45,989)

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

8. Equity and Warrant Liabilities (as restated)

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

2020 Private Placement (as restated)

On April 30, 2020, we entered into an Investment Agreement (the “Investment Agreement”) with Steiner Leisure and certain other investors, including members of our management and Board of Directors (collectively, the “Co-Investors” and, together with Steiner Leisure, the “Investors”). Pursuant the Investment Agreement, we completed a private placement financing transaction on June 12, 2020 (the “2020 Private Placement”) in which among other things, (i) we issued to Steiner Leisure an aggregate of (x) approximately 15.0 million Non-Voting Common Shares and (y) warrants to purchase approximately 4.0 million Non-Voting Common Shares at an exercise price of $5.75 per share, and (ii) we issued to the Co-Investors an aggregate of (x) approximately 3.7 million Voting Common Shares and (y) warrants to purchase approximately 1.0 million Voting Common Shares at an exercise price of $5.75 per share, for an aggregate purchase price of $75.0 million. We paid approximately $6.4 million of offering-related expenses (of which approximately $1.4 million is attributable to the 2020 PIPE Warrants, discussed below), resulting in total net proceeds of approximately $68.6 million.

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

2020 PIPE Warrants (as restated)

The 2020 PIPE Warrants will expire on the earlier of (i) the fifth anniversary of the closing of the 2020 Private Placement or (ii) the Redemption Date (as defined below). Each Warrant entitles the holder to purchase one share of OneSpaWorld common stock at an exercise price of $5.75. The 2020 PIPE Warrants may be exercised on a “cashless” basis, in accordance with a specified formula. In addition, the Company may, at any time prior to their expiration, elect to redeem not less than all of such then-outstanding 2020 PIPE Warrants at a price of $0.01 per warrant, provided that the last sales price of the common shares reported has been at least $14.50 per share (subject to adjustment in accordance with certain specified events), on each of twenty trading days within the thirty-trading day period ending on the third business day prior to the date on which notice of the redemption is given (the “Redemption Date”), and provided that the common shares issuable upon exercise of such 2020 PIPE Warrants have been registered, qualified or are exempt from registration or qualification under the Securities Act and under the securities laws of the state of residence of the registered holder of the 2020 PIPE Warrant. As of December 31, 2020, 5,000,000 of the 2020 PIPE Warrants were issued and outstanding. We evaluated the 2020 PIPE Warrant Warrants under ASC Topic 815 and concluded that they do not meet the criteria to be classified in shareholders’ equity. Accordingly, the 2020 PIPE Warrants are classified as a liability at fair value upon issuance on June 12, 2020 and subsequently (See “Note 2”).

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

Public Warrants (as restated)

Each whole Public Warrant is exercisable to purchase one share of common stock and only whole warrants are exercisable (See Note 1). The Public Warrants became exercisable 30 days after the completion of the Business Combination. Each whole Public Warrant entitles the holder to purchase one share of OneSpaWorld common stock at an exercise price of $11.50. For the period from March 20, 2019 to December 31, 2019 (Successor Period), 1,100 Public Warrants were converted into 1,100 OneSpaWorld common shares. During the first quarter of 2020, the Company repurchased 348,521 warrants for a total of $0.9 million in open market transactions. As of December 31, 2020 and 2019, 16,150,379 and 16,498,900 Public Warrants were issued and outstanding, respectively. We evaluated the Public Warrants under ASC Topic 815 and concluded that upon issuance of the Non-Voting Common Shares on June 12, 2020 they do not meet the criteria to be classified in stockholders’ equity. Accordingly, the Public Warrants are classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020 (See “Note 2”).

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

Sponsor Warrants (as restated)

On October 19, 2017, Haymaker issued 8,000,000 Sponsor Warrants to purchase its common stock in a private placement concurrently with its IPO. In connection with the Business Combination Haymaker transferred 3,105,294 Sponsor Warrants (the “2019 PIPE Warrants”) in private placements to certain investors (the “PIPE Investors”) and to SLL. Each whole 2019 PIPE Warrant is exercisable for one whole share of OneSpaWorld common stock at a price of $11.50 per share. The proceeds from the purchase of the 2019 PIPE Warrants were used to fund a portion of the cash payment payable in connection with the consummation of the Business Combination. The 2019 PIPE Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Investors or their permitted transferees.

The 2019 PIPE Warrants (including the OneSpaWorld common stock issuable upon exercise of the 2019 PIPE Warrants will not be transferable, assignable or saleable until 30 days after the Business Combination and they will not be redeemable so long as they are held by the Investors or their permitted transferees. Otherwise, the 2019 PIPE Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the 2019 PIPE Warrants are held by holders other than the Sponsor or its permitted transferees, the 2019 PIPE Warrants will be redeemable by the Company and exercisable by the holders on the same basis the Public Warrants. If holders of the 2019 PIPE Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of OneSpaWorld common stock equal to the quotient obtained by dividing (x) the product of the number of shares of OneSpaWorld common stock underlying the 2019 PIPE Warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

We evaluated the Sponsor Warrants, including the 2019 PIPE Warrants under ASC Topic 815, and concluded that upon issuance on March 19, 2019 they do not meet the criteria to be classified in shareholders’ equity. Accordingly, the Sponsor Warrants are classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020 (See “Note 2”).

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

9. Stock-Based Compensation (as restated)

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

Stock Options (as restated)

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

	Number of Options (as restated)	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2020	4,375,891	12.99	4.48
Vested at December 31, 2020	4,375,891	$12.99	$4.48

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

Successor			Predecessor
Consolidated			Combined
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
Service Revenues:
Maritime	$81,395	$308,090	$81,170	$368,498
Destination resorts	12,287	31,703	10,110	42,429
Total service revenues	93,682	339,793	91,280	410,927
Product Revenues:
Maritime	23,441	99,308	25,794	123,761
Destination resorts	975	2,003	633	2,524
Timetospa.com	2,827	2,677	745	3,566
Total product revenues	27,243	103,988	27,172	129,851

Total revenues	$120,925	$443,781	$118,452	$540,778

12. Income Taxes (as restated)

(Loss) income before income tax expense (benefit) consists of (in thousands):

	Successor		Predecessor
	Consolidated (as restated)		Combined
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
U.S.	$(12,294)	$(19,901)	$115	$2,871
Foreign	(274,869)	(12,154)	(24,787)	11,960
	$(287,163)	$(32,055)	$(24,672)	$14,831

The income tax expense (benefit) consists of the following (in thousands):

	Successor		Predecessor
	Consolidated		Combined
	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
U.S. Federal	$1,309	$(340)	$(39)	$461
U.S. State	51	89	57	159
Foreign	(546)	131	91	468
	814	(120)	109	1,088
Current	(761)	523	118	1,089
Deferred	1,575	(643)	(9)	(1)
	$814	$(120)	$109	$1,088

A reconciliation of the difference between the expected income tax expense (benefit) using the U.S. federal tax rate and our actual provision is as follows (in thousands):

	Successor		Predecessor
	Consolidated (as restated)		Combined

	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
Provision using statutory
U.S. federal tax rate	$(60,304)	$(6,731)	$(5,162)	$3,114
Foreign rate differential	16,530	2,378	4,780	(1,730)
Prior period true up adjustment	(1,798)	-	-	-
State taxes	178	89	-	126
Change in valuation allowance	5,454	4,093	-	(439)
Permanent differences	40,865	168	346	141
Uncertain tax position	-	-	-	(68)
Other	(111)	(117)	145	(56)
Total	$814	$(120)	$109	$1,088

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

15. Fair Value Measurements and Derivatives (as restated)

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

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2020				Fair Value Measurements at December 31, 2019
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$-	$-	$-	$-	$250	$-	$250	$-
Derivative financial instruments (1)	Other non-current assets	-	-	-	-	652	-	652	-
Total Assets		$-	$-	$-	$-	$902	$-	$902	$-

Liabilities:
Derivative financial instruments (1)	Other current liabilities	$1,796	-	$1,796	-	-	-	-	-
Warrant liabilities	Warrant liabilities	110,700	-	110,700	-	53,900	-	53,900	-
Derivative financial instruments (1)	Other long term liabilities	3,119	-	3,119	-	-	-	-	-
Total Liabilities		$115,615	$-	$115,615		$53,900	$-	$53,900	$-

(1)	Consists of an interest rate swap.

Warrants (as restated)

Public and 2020 PIPE Warrants

The fair value of the Public and PIPE Warrants are considered a Level 2 valuation and is determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	December 31, 2020 (as restated)
	Public Warrants	2020 PIPE Warrants
Stock price	$10.14	$10.14
Strike price	$11.50	$5.75
Remaining life (in years)	3.22	4.45
Volatility	54.0%	54.0%
Interest rate	0.2%	0.3%
Redemption price	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Scholes model. The significant assumptions which the Company used in the model are:

December 31, 2020 (as restated)
Stock price	$10.14
Strike price	$11.50
Remaining life (in years)	3.22
Volatility	54.0%
Interest rate	0.2%
Dividend yield	0.0%

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Successor		Predecessor
	Consolidated		Combined
	Year Ended December 31, 2020	March 20,2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
Revenues:
U.S.	$11,585	$25,950	$6,008	$27,166
Not connected to a country	102,420	399,675	106,886	491,244
Other	6,920	18,156	5,558	22,368
Total	$120,925	$443,781	$118,452	$540,778

	As of December 31,
	2020	2019
Property and equipment, net:
U.S.	$7,145	$9,965
Not connected to a country	6,242	6,826
Other	3,669	5,950
Total	$17,056	$22,741

19. Quarterly Selected Financial Data (as restated) (Unaudited) (in thousands, except per share data)

	First Quarter			Second Quarter		Third Quarter		Fourth Quarter
	Successor		Predecessor	Successor		Successor		Successor
	Consolidated		Combined	Consolidated		Consolidated		Consolidated
	Three Months Ended March 31, 2020	March 20, 2019 to March 31, 2019	January 1, 2019 to March 19, 2019	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Revenues	$114,307	$19,014	$118,452	$998	$140,430	$1,789	$144,901	$3,831	$139,436
Operating (loss) income	$(193,146)	$(21,276)	$(14,943)	$(27,421)	$8,098	$(19,371)	$8,338	$(25,066)	$5,964
Net (loss) Income	$(148,362)	$(30,279)	$(24,781)	$(20,693)	$959	$(47,547)	$4,270	$(71,375)	$(6,885)
Net (loss) income attributable to common shareholders and Parent, respectively	$(148,362)	$(30,383)	$(25,459)	$(20,693)	$9	$(47,547)	$2,962	$(71,375)	$(7,857)
Basic (loss) earnings per share	$(2.43)	$(0.50)	-	$(0.31)	$0.00	$(0.56)	$0.05	$(0.84)	$(0.13)
Diluted (loss) earning per share	$(3.23)	$(0.50)	-	$(0.31)	$0.00	$(0.56)	$0.04	$(0.84)	$(0.13)
Basic weighted average shares outstanding	61,169	61,118	-	65,916	61,118	84,968	61,118	85,148	61,118
Diluted weighted average shares outstanding	61,522	61,118	-	65,916	72,047	84,968	75,011	85,148	61,118

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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

In lieu of filing amended quarterly reports on Form 10-Q, the following tables represent our restated unaudited condensed consolidated financial statements for each of the quarters during the year ended December 31, 2020 and the periods from March 20, 2019 to December 31, 2019. (See Note 1, “Restatement of Previously Issued Consolidated Financial Statements”, for additional information.

Following the restated consolidated financial statement tables, we have presented a reconciliation from our prior periods, as previously reported, to the restated amounts. The amounts as previously reported were derived from our Quarterly Reports on Form 10-Q for the interim periods of 2020 and 2019; and from the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 10, 2021.

The following represents the reconciliation of our unaudited interim Condensed Consolidated Statements of Operations and our Consolidated Statements of Comprehensive Income for the three-months ended March 31, June 30, September 30, and December 31, 2020.

	Three months ended March 31, 2020			Three months ended June 30, 2020			Three months ended September 30, 2020			Three months ended December 31, 2020
	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated
Consolidated and Combined Statements of Operations
Interest expense and warrant issuance costs	$(3,743)	$-	$(3,743)	$(4,001)	$(1,386)	$(5,387)	$(3,483)	$-	$(3,483)	$(3,476)	$-	$(3,476)
Change in fair value of warrant liabilities	$-	$50,300	$50,300	$-	$12,100	$12,100	$-	$(25,100)	$(25,100)	$-	$(43,400)	$(43,400)
Total other expense, net	$(3,743)	$50,300	$46,557	$(4,001)	$10,714	$6,713	$(3,464)	$(25,100)	$(28,564)	$(3,465)	$(43,400)	$(46,865)
(Loss) income before income tax expense (benefit)	$(196,889)	$50,300	$(146,589)	$(31,422)	$10,714	$(20,708)	$(22,835)	$(25,100)	$(47,935)	$(28,531)	$(43,400)	$(71,931)
Net (loss) income	$(198,662)	$50,300	$(148,362)	$(31,407)	$10,714	$(20,693)	$(22,447)	$(25,100)	$(47,547)	$(27,975)	$(43,400)	$(71,375)
Comprehensive (loss) income	$(205,148)	$50,300	$(154,848)	$(31,909)	$10,714	$(21,195)	$(21,965)	$(25,100)	$(47,065)	$(27,663)	$(43,400)	$(71,063)
Net loss per voting and non-voting share
Basic	$(3.25)	$0.82	$(2.43)	$(0.48)	$0.16	$(0.31)	$(0.26)	$(0.30)	$(0.56)	$(0.33)	$(0.51)	$(0.84)
Diluted	$(3.25)	$0.02	$(3.23)	$(0.48)	$0.16	$(0.31)	$(0.26)	$(0.30)	$(0.56)	$(0.33)	$(0.51)	$(0.84)

The following the reconciliation of our unaudited interim Condensed Consolidated Statements of Operations and our Consolidated Statements of Comprehensive Income for the period from March 20, 2019 to March 31, 2019, and for the three-months ended June 30, September 30, and December 31, 2019.

	March 20, 2019 to March 31, 2019			Three months ended June 30, 2019			Three months ended September 30, 2019			Three months ended December 31, 2019
	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated
Consolidated and Combined Statements of Operations
Change in fair value of warrant liabilities	$-	$(7,700)	$(7,700)	$-	$(3,600)	$(3,600)	$-	$600	$600	$-	$(9,000)	$(9,000)
Total other expense, net	$(557)	$(7,700)	$(8,257)	$(4,271)	$(3,600)	$(7,871)	$(4,571)	$600	$(3,971)	$(4,080)	$(9,000)	$(13,080)
(Loss) income before income tax expense (benefit)	$(21,833)	$(7,700)	$(29,533)	$3,827	$(3,600)	$227	$3,767	$600	$4,367	$1,884	$(9,000)	$(7,116)
Net (loss) income	$(22,579)	$(7,700)	$(30,279)	$4,559	$(3,600)	$959	$3,670	$600	$4,270	$2,115	$(9,000)	$(6,885)
Net (loss) income attributable to common shareholders and Parent, respectively	$(22,683)	$(7,700)	$(30,383)	$3,609	$(3,600)	$9	$2,362	$600	$2,962	$1,143	$(9,000)	$(7,857)
Comprehensive (loss) income attributable to common shareholders and Parent	$(23,508)	$(7,700)	$(31,208)	$3,479	$(3,600)	$(121)	$2,422	$600	$3,022	$2,757	$(9,000)	$(6,243)
Net loss per voting and non-voting share
Basic	$(0.37)	$(0.13)	$(0.50)	$0.06	$(0.06)	$0.00	$0.04	$0.01	$0.05	$0.02	$(0.15)	$(0.13)
Diluted	$(0.37)	$(0.13)	$(0.50)	$0.05	$(0.05)	$0.00	$0.03	$0.01	$0.04	$0.02	$(0.15)	$(0.13)

The following represents the reconciliation of our unaudited interim Condensed Consolidated Statements of Operations and our Condensed Consolidated Statements of Comprehensive Income for the six and nine-months ended June 30, 2020 and September 30, 2020, and for the periods from March 20, 2019 to June 30, 2019 and from March 20, 2019 to September 30, 2019.

	Six months ended June 30, 2020			Nine months ended September 30, 2020			March 20, 2019 to June 30, 2019			March 20, 2019 to September 30, 2019
	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated
Consolidated and Combined Statements of Operations
Interest expense and warrant issuance costs	$(7,744)	$(1,386)	$(9,130)	$(11,227)	$(1,386)	$(12,613)	$(4,828)	$-	$(4,828)	$(11,227)	$-	$(11,227)
Change in fair value of warrant liabilities	$-	$62,400	$62,400	$-	$37,300	$37,300	$-	$(11,300)	$(11,300)	$-	$(10,700)	$(10,700)
Total other expense, net	$(7,744)	$61,014	$53,270	$(11,208)	$35,914	$24,706	$(4,828)	$(11,300)	$(16,128)	$(9,399)	$(10,700)	$(20,099)
(Loss) income before income tax expense (benefit)	$(228,311)	$61,014	$(167,297)	$(251,146)	$35,914	$(215,232)	$(18,006)	$(11,300)	$(29,306)	$(14,239)	$(10,700)	$(24,939)
Net (loss) income	$(230,069)	$61,014	$(169,055)	$(252,516)	$35,914	$(216,602)	$(18,020)	$(11,300)	$(29,320)	$(14,350)	$(10,700)	$(25,050)
Net (loss) income attributable to common shareholders and Parent, respectively	$(230,069)	$61,014	$(169,055)	$(252,516)	$35,914	$(216,602)	$(19,074)	$(11,300)	$(30,374)	$(16,712)	$(10,700)	$(27,412)
Comprehensive (loss) income attributable to common shareholders and Parent	$(237,057)	$61,014	$(176,043)	$(259,022)	$35,914	$(223,108)	$(20,029)	$(11,300)	$(31,329)	$(17,043)	$(10,700)	$(27,743)
Net loss per voting and non-voting share
Basic	$(3.62)	$0.96	$(2.66)	$(3.57)	$0.51	$(3.06)	$(0.31)	$(0.18)	$(0.50)	$(0.27)	$(0.18)	$(0.45)
Diluted	$(3.62)	$0.96	$(2.66)	$(3.57)	$0.51	$(3.06)	$(0.31)	$(0.18)	$(0.50)	$(0.27)	$(0.18)	$(0.45)

The following represents the reconciliation of our unaudited interim Condensed Consolidated Balance Sheets as of March 31, June 30, and September 30, 2020:

	As of September 30, 2020			As of June 30, 2020			As of March 31, 2020
	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated
Consolidated Balance Sheets
Warrant liabilities	$-	$61,300	$61,300	$-	$36,200	$36,200	$-	$5,600	$5,600
Total liabilities	$277,516	$61,300	$338,816	$283,219	$36,200	$319,419	$293,882	$5,600	$299,482
Additional paid-in-capital	$713,622	$(78,900)	$634,722	$712,512	$(78,900)	$633,612	$643,489	$(36,200)	$607,289
Accumulated deficit	$(268,085)	$17,600	$(250,485)	$(245,638)	$42,700	$(202,938)	$(214,231)	$30,600	$(183,631)
Total OneSpaWorld shareholders' equity	$439,759	$(61,300)	$378,459	$460,614	$(36,200)	$424,414	$423,497	$(5,600)	$417,897
Total shareholders' equity	$439,759	$(61,300)	$378,459	$460,614	$(36,200)	$424,414	$423,497	$(5,600)	$417,897

The following represents the reconciliation of our unaudited interim Condensed Consolidated Balance Sheets as of March 31, June 30, and September 30, 2019:

	As of September 30, 2019			As of June 30, 2019			As of March 31, 2019
	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated	As Reported	Restatement Impact	As Restated
Warrant liabilities	$-	$46,900	$46,900	$-	$47,500	$47,500	$-	$43,900	$43,900
Total liabilities	$269,617	$46,900	$316,517	$282,227	$47,500	$329,727	$286,635	$43,900	$330,535
Additional paid-in-capital	$655,335	$(36,200)	$619,135	$655,210	$(36,200)	$619,010	$655,210	$(36,200)	$619,010
Accumulated deficit	$(16,712)	$(10,700)	$(27,412)	$(19,074)	$(11,300)	$(30,374)	$(22,683)	$(7,700)	$(30,383)
Total OneSpaWorld shareholders' equity	$638,298	$(46,900)	$591,398	$635,751	$(47,500)	$588,251	$632,272	$(43,900)	$588,372
Total Equity (deficit)	$646,284	$(46,900)	$599,384	$642,429	$(47,500)	$594,929	$638,000	$(43,900)	$594,100