Form 10-Q
period 2021-03-31
ONESPAWORLD HOLDINGS Ltd
filed 2021-05-10
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2021

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

As of March 31, 2021, the registrant had 73,281,792 voting shares and 17,185,500 non-voting shares of common stock issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,823	$41,552
Restricted cash	1,896	1,896
Accounts receivable, net	3,251	2,994
Inventories	26,873	27,200
Prepaid expenses	5,598	6,950
Other current assets	1,863	1,590
Total current assets	90,304	82,182
Property and equipment, net	15,557	17,056
Intangible assets, net	594,908	599,114
OTHER ASSETS:
Deferred tax assets	98	98
Other non-current assets	3,849	3,829
Total other assets	3,947	3,927
Total assets	$704,716	$702,279
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$8,382	$8,601
Accrued expenses	28,389	25,761
Other current liabilities	2,601	2,713
Total current liabilities	39,372	37,075
Deferred rent	309	283
Income tax contingency	4,217	4,392
Warrant liabilities	128,000	104,700
Other long-term liabilities	4,258	5,568
Long-term debt, net	229,690	229,433
Total liabilities	405,846	381,451
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 73,281,792 issued and outstanding at March 31, 2021 and 69,292,596 shares issued and outstanding at December 31, 2020	7	7
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 17,185,500 shares issued and outstanding, at both March 31, 2021 and December 31, 2020	2	2
Additional paid-in capital	671,646	649,540
Accumulated deficit	(368,814)	(323,246)
Accumulated other comprehensive loss	(3,971)	(5,475)
Total shareholders' equity	298,870	320,828
Total liabilities and shareholders' equity	$704,716	$702,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020 (as restated)
REVENUES:
Service revenues	$4,604	$89,573
Product revenues	986	24,734
Total revenues	5,590	114,307
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	7,484	80,579
Cost of products	1,295	22,136
Administrative	3,844	4,583
Salary and payroll taxes	7,652	5,172
Amortization of intangible assets	4,206	4,206
Goodwill and tradename intangible assets impairment	—	190,777
Total cost of revenues and operating expenses	24,481	307,453
Loss from operations	(18,891)	(193,146)
OTHER EXPENSE, NET:
Interest expense	(3,351)	(3,743)
Change in fair value of warrant liabilities	(23,300)	50,300
Total other expense, net	(26,651)	46,557
Loss before income tax expense	(45,542)	(146,589)
INCOME TAX EXPENSE	26	1,773
NET LOSS	$(45,568)	$(148,362)
NET LOSS PER VOTING AND NON-VOTING SHARE
Basic	$(0.52)	$(2.43)
Diluted	$(0.52)	$(3.23)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	87,121	61,169
Diluted	87,121	61,522

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020 (as restated)
Net loss	$(45,568)	$(148,362)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	112	(493)
Cash flows hedges:
Net unrealized gain (loss) on derivative	899	(5,955)
Amount realized and reclassified into earnings	493	(38)
Total other comprehensive gain (loss) net of tax	1,504	(6,486)
Total comprehensive loss	$(44,064)	$(154,848)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

			Three Months Ended March 31, 2021
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2020	69,292	17,186	$9	$649,540	$(5,475)	$(323,246)	$320,828
Net loss	—	—	—	—	—	(45,568)	(45,568)
Stock-based compensation	—	—	—	3,631	—	—	3,631
Foreign currency translation adjustment	—	—	—	—	112		112
Unrecognized gain on derivatives	—	—	—	—	1,392	—	1,392
At-The Market Equity Offering, net of issuance cost	1,712	—	—	18,475	—	—	18,475
Common shares issued under equity incentive plan	673	—	—	—	—	—	—
Conversion of deferred shares into common shares	1,600	—	—	—	—	—	—
Conversion of public warrants into common shares	5	—	—	—	—	—	—
BALANCE, March 31, 2021	73,282	17,186	$9	$671,646	$(3,971)	$(368,814)	$298,870

			Three Months Ended March 31, 2020 (as restated)
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total OneSpaWorld Shareholders’ equity	Non-Controlling Interest	Total Shareholders’ equity
BALANCE, December 31, 2019	61,119	$6	$616,888	$719	$(35,269)	$582,344	$8,124	$590,468
Net loss	—	—	—	—	(148,362)	(148,362)	0	(148,362)
Stock-based compensation	—	—	426	—	—	426	—	426
Foreign currency translation adjustment	—	—	—	(493)	—	(493)	—	(493)
Unrecognized loss on derivatives	—	—	—	(5,993)	—	(5,993)	—	(5,993)
Dividends	—	—	(2,449)	—	—	(2,449)	—	(2,449)
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,011)	(4,011)
Purchase of noncontrolling interest	—	—	(6,697)	—	—	(6,697)	(4,113)	(10,810)
Purchase of public warrants	—	—	(879)	—	—	(879)	—	(879)
BALANCE, March 31, 2020	61,119	$6	$607,289	$(5,767)	$(183,631)	$417,897	$—	$417,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,568)	$(148,362)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,882	6,212
Goodwill and tradename intangible assets impairment	—	190,777
Amortization of deferred financing costs	257	256
Change in fair value of warrant liabilities	23,300	(50,300)
Stock-based compensation	3,631	426
Provision for doubtful accounts	10	—
Loss from write-offs of property and equipment	156	—
Deferred income taxes	—	1,749
Changes in:
Accounts receivable, net	(267)	14,385
Inventories	327	1,803
Prepaid expenses	1,352	(1,574)
Other current assets	(273)	68
Other noncurrent assets	(20)	(218)
Accounts payable	(294)	(9,000)
Accrued expenses	2,627	701
Other current liabilities	(29)	(2,705)
Income taxes payable	(175)	52
Deferred rent	26	33
Net cash (used in) provided by operating activities	(9,058)	4,303
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(367)	(1,464)
Net cash used in investing activities	(367)	(1,464)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from At-the Market Equity Offering, net of issuance costs paid	18,550	—
Proceeds from the term loan facilities	—	20,000
Purchase of public warrants	—	(879)
Cash paid to acquire noncontrolling interest	—	(10,810)
Distributions to noncontrolling interest	—	(4,011)
Net cash provided by financing activities	18,550	4,300
Effect of exchange rate changes on cash	146	(485)
Net increase in cash and cash equivalents and restricted cash	9,271	6,654
Cash and cash equivalents and restricted cash, Beginning of period	43,448	13,863
Cash and cash equivalents and restricted cash, End of period	$52,719	$20,517

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$9	$37
Interest	$3,299	$3,484
Non-cash transactions:
Unpaid declared dividends	$—	$2,449
Common stock issued to purchase noncontrolling interest	$—	$1,507

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

On October 30, 2020, the CDC issued a Framework for Conditional Sailing Order, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. Pursuant to the Framework for Conditional Sailing Order, the No Sail Order has been lifted and the cruise industry will work with the CDC on a phased in return-to-service, which will consist of three phases: (i) testing and implementing additional safeguards for crew members; (ii) conducting simulated voyages to test cruise operators’ ability to mitigate COVID -19 risk; and (iii) providing a certification to ships that meet specified requirements, thereby allowing for a phased return to cruise ship passenger voyages. On April 2, 2021 the CDC announced a new phase of the Framework for Conditional Sailing Order for cruise ships operating or seeking to operate in U.S. waters with instructions for cruise ship operators to establish agreements at ports where they intend to operate, implement routine testing of crew and develop plans for vaccination to reduce the risk of COVID-19 spreading amongst crew and passengers. On May 5, 2021, the CDC announced the next two phases of the Framework for Conditional Sailing Order, which included instructions for cruise ships operating or seeking to operate in U.S. waters for preparing to conduct simulated voyages before resuming restricted passenger voyages once they have obtained conditional sailing certificates. We are continuing to review the CDC’s guidelines in connection with the Framework for Conditional Sailing Order as well as monitor the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings. We also believe that there have been positive developments around the availability and widespread distribution of effective COVID-19 vaccines, which we believe will be important to achieve historical occupancy levels of our cruise line and resorts partners.

In September 2020, we began the resumption of limited spa operations with one of our cruise line-partners. Likewise, during the third and fourth quarters of 2020, we began the resumption of spa operations in a limited number of destination resorts as part of our phased-in return to service. As of March 31, 2021, 47 destination resort spas were operating, some with capacity restrictions, and only two ships of our cruise line partners were operating with guests onboard at reduced capacity. Starting in the first quarter of 2020, and continuing through the first quarter of 2021, COVID-19-related shutdowns have had a significant negative impact on our business, results of operations and financial condition. We believe the ongoing effects of COVID-19 on our operations will continue to have a significant negative impact on our financial results and liquidity and such negative impact may continue well beyond the containment of the pandemic. It is not possible to predict the ultimate impact of the pandemic, which will depend on a number of factors, including the duration and scope of the pandemic, travel restrictions and advisories, the potential unavailability of ports and/or destinations of our cruise partners and the general impact on consumer sentiment regarding travel. The full effect of the pandemic on our financial performance cannot be quantified at this time and the full extent of the impact will be determined by our gradual return to service and the length of time COVID-19 influences travel decisions, but we expect to report a net loss for at least the second ending June 30, 2021 and likely for the year ending December 31, 2021.

On June 12, 2020, the Company closed its private placement (the “2020 Private Placement”) of $75 million in common equity and warrants to Steiner Leisure and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and certain members of OSW management and its Board of Directors.

On December 7, 2020, the Company entered into an At-The-Market Equity Offering (“ATM”) Sales Agreement with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its common shares, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million. During December 2020 and March 2021, we sold 1,259,195 shares and 1,711,003, respectively, under the ATM Sales Agreement for total net proceeds of $29.6 million. As of March 31, 2021, there is approximately $20 million remaining available under the ATM Sales Agreement.

The Company has also undertaken steps to mitigate the adverse impact of the pandemic, which have included, without limitation, the following:

•	commencing in March 2020, closed all spas on ships where voyages have been cancelled (as of March 31, 2021, we were operating spas onboard two vessels);
•	closed all destination resort spas as of March 26, 2020 (as of March 31, 2021, 47 destination resort spas had reopened and were operating, some with capacity restrictions);
•

repatriated 3,220 of our staff due to COVID-related sailing suspensions, constituting all our cruise ship personnel, eliminating all ongoing expenses related to these employees during 2020, and re-embarked 18 cruise ship personnel to operate our spas on three vessels that sailed at any time during the fourth quarter of 2020 (only one of which was sailing as of December 31, 2020);

•

furloughed 96% and subsequently terminated the employment of 66% of U.S. and Caribbean-based destination resort spa personnel and 38% of corporate personnel and implemented salary reductions for all corporate personnel; as of March 31, 2021, 386 U.S. and Caribbean-based destination resort spa personnel had returned to work and 72 salary reductions remain in place for corporate personnel;

•	eliminated all non-essential operating and capital expenditures;
•	withdrew our dividend program until further notice and deferred payment of the dividend declared on February 26, 2020, in the amount of $2.4 million, until approved by the Board of Directors;
•	borrowed $7 million, net, on our revolving credit facility, leaving $13 million available and undrawn at March 31, 2021.

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

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Based on the actions the Company has taken as described above and our resulting current resources, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements. Management cannot predict the magnitude and duration of the negative impact from the COVID-19 pandemic; new events beyond management’s control may have incrementally material adverse impact on the Company’s results of operations, financial position and liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted or condensed pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows of our interim periods are not necessarily indicative of the results of operations or cash flows that may be expected for the entire fiscal year. As noted in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “2020 10-K/A”), the Company restated its previously issued consolidated financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and the period from March 20, 2019 to December 31, 2019 (Successor), as well each of the quarters within those periods, as a result of the Company’s reevaluation of the accounting treatment of its warrants in response to the SEC’s statement on April 12, 2021 entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Restatement”). For more information on the Restatement and a material weakness in internal control over financial reporting related thereto, see “Explanatory Note” in the 2020 10-K/A and Note 2 to the consolidated and combined financial statements included in the 2020 10-K/A. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and related notes thereto included in the 2020 10-K/A. We have restated herein our condensed consolidated financial statements as of and for the quarter ended March 31, 2020. We have also restated related amounts within the accompanying footnotes to the condensed consolidated financial statements. The impact to the quarter ended March 31, 2020 was a decrease to net loss of $50.3 million, an increase to Warrant liabilities of $5.6 million, and an increase to Accumulated Deficit of $5.6 million .

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements includes the condensed consolidated balance sheet and statement of operations, comprehensive loss, changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheet as of March 31, 2021 to the total amount presented in our consolidated statements of cash flows for three months ended March 31, 2021 (in thousands):

Cash and cash equivalents	$50,823
Restricted cash	1,896
Total cash and restricted cash in the consolidated statement of cash flows	$52,719

Loss Per Share

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

As discussed in Note 5 – “Equity”, the Company has two classes of common stock, Voting and Non-Voting. Shares of Non-Voting common stock are in all respects identical to and treated equally with shares of Voting common stock except for the absence of voting rights. Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of Voting and Non-Voting common shares outstanding for the period. Diluted (loss) income per share is computed by dividing net income by the weighted average number of diluted Voting and Non-voting common shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase Voting and Non-Voting common shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive. The Company has not presented (loss) income per share under the two-class method, because the (loss) income per share are the same for both Voting and Non-Voting common stock since they are entitled to the same liquidation and dividend rights.

The following table provides details underlying OneSpaWorld’s loss per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended March 31,
	2021 (a)	2020 (as restated)
Net loss	$(45,568)	$(148,362)
Less change in fair value of warrants	—	(50,300)
Net loss, adjusted for change in fair value of warrants for diluted earnings per share	$(45,568)	$(198,662)
Weighted average shares outstanding – Basic	87,121	61,169
Weighted average shares outstanding – Diluted	87,121	61,522
Loss per share:
Basic	$(0.52)	$(2.43)
Diluted	$(0.52)	$(3.23)

(a)  Potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss in this period and the effect of the change in the fair value of warrants was antidilutive. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to stock options, restricted share units and warrants.

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended March 31,
	2021	2020 (as restated)
Sponsor Warrants	8,000	—
Public Warrants	16,149	16,408
2020 PIPE Warrants	5,000	—
Deferred shares	1,565	6,600
Employee stock options	4,376	4,376
Restricted stock units	1,851	201
Performance stock units	881	—
	37,822	27,585

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss (in thousands) (as restated):

Weighted average shares outstanding - basic	61,169
Sponsor warrants	353
Weighted average shares outstanding - diluted	61,522

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

3. GOODWILL AND INTANGIBLE ASSETS

As a result of the effect of the COVID-19 on our expected future operating cash flows, we recognized impairment charges of approximately $190 million associated with the full impairment of the carrying value of the Maritime and Destination Resorts segment reporting units Goodwill and $0.7 million for the trade name, during three months ended March 31, 2020 and are included in Goodwill and tradename intangible assets impairment in the accompanying condensed consolidated statement of operations (See “Note 10”). There were no intangible impairment charges during the three months ended March 31, 2021.

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of March 31, 2021 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(31,557)	$573,143	39
Destination resort agreements	17,900	(2,393)	15,507	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(242)	758	8
	$629,800	$(34,892)	$594,908

The following is a summary of the Company’s intangible assets as of December 31, 2020 (in thousands, except amortization period):

	Cost	Accumulated Amortization	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(27,680)	$577,020	39
Destination resort agreements	17,900	(2,095)	15,805	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(211)	789	8
	$629,800	$(30,686)	$599,114

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2021 and 2020 was $4.2 million for each year, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2021.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	March 31, 2021	December 31, 2020	Maturities Through	March 31, 2021	December 31, 2020
First lien term loan facility	4.0%	4.0%	2026	$202,457	$202,457
Second lien term loan facility	7.7%	7.7%	2027	25,000	25,000
First lien revolving facility	4.0%	4.0%	2024	7,000	7,000
Total debt				$234,457	$234,457
Less: unamortized debt issuance cost				(4,767)	(5,024)
Total debt, net of unamortized debt issuance cost				$229,690	$229,433

The following are scheduled principal repayments on long-term as of March 31, 2021 for each of the next five years (in thousands):

Year	Amount
2021	$-
2022	1,776
2023	2,085
2024	9,085
2025	2,085
Thereafter Total	219,426
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

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of March 31, 2021 and December 31 2020, the company was in compliance with all of the covenants contained in the New Credit Facilities.

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

Borrowing Capacity:

As of March 31, 2021, our available borrowing capacity under the First Lien Revolving Facility was $13 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
First Lien Revolving Facility	$20,000	$7,000

5. EQUITY AND WARRANT LIABILITIES

Equity

Common Shares

At March 31, 2021, there were 73,281,792 voting shares and 17,185,500 non-voting shares of OneSpaWorld common stock issued and outstanding. At December 31, 2020, there were 69,292,596 voting shares and 17,185,500 non-voting shares of OneSpaWorld common stock issued and outstanding.

At-The-Market Equity Offering

During March 2021, we sold 1,711,003 shares under the ATM Sales Agreement for net proceeds of $18.5 million, after offering-related expenses paid of $0.6 million. As of March 31, 2021, there is approximately $20 million remaining available under the ATM Sales Agreement. The Company is not obligated to sell any shares under the ATM Sales Agreement. Subject to the terms and conditions of the Agreement, the Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares from time to time based upon the Company’s instructions, including the number of shares to be issued, the time period during which sales are requested to be made and any minimum price below sales may not be made.

Deferred Shares

As part of the equity consideration transferred in the Business Combination on March 19, 2019, Steiner and Haymaker Sponsor, LLC (“Haymaker Sponsor”) received deferred shares which provided the right to receive 1,600,000 OneSpaWorld common stock. In order to align the incentives of certain members of the Board of Directors, the parties agreed to amend the terms of the Founder Deferred Shares (as defined in the BCA), such that, effective as of the closing of the 2020 Private Placement, such shares will be issuable upon the occurrence of any of the following: (A) the first day on which the common shares achieve a 5-day volume weighted average price equal to or greater than $10.50 (such share price, as may be adjusted, the “Price Target”); (B) in the case of a change in control of the Company, if the price per common share paid or payable in connection with such change in control is equal to or greater than the Price Target; or (C) the two-year anniversary of the closing of the 2020 Private Placement.

During March 2021, we issued and delivered an aggregate of 1,600,000 voting common shares upon the achievement of the price target discussed above.

Warrant Liabilities

Sponsor Warrants

As of March 31, 2021 and December 31, 2020, 8 million Sponsor Warrants were issued and outstanding.

Public Warrants

As of March 31, 2021 and December 31, 2020, 16,150,379 and 16,145,379 Public Warrants were issued and outstanding, respectively.

2020 PIPE Warrants

As of March 31, 2021 and December 31, 2020, 5 million 2020 PIPE Warrants were issued and outstanding.

6. STOCK-BASED COMPENSATION

During the three months ended March 31, 2021, 941,512 options, 18,985 RSUs and 28,478 PSUs, were forfeited due to the retirement of our former Chief Executive Officer.

The share-based compensation expense for the three months ended March 31, 2021 and 2020 was $3.6 million and $ 0.4 million, respectively, which is included as a component of salary and payroll taxes in the accompanying condensed consolidated and statements of operations.

The following is a summary of options activity for the three months ended March 31, 2021:

Stocks Options Activity	Number of Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2020	4,375,891	$12.99	$4.48
Granted	-	-	-
Exercised	-	-	-
Forfeited	(941,512)	12.99	4.48
Outstanding at March 31, 2021	3,434,379	$12.99	$4.48
Vested at March 31, 2021	3,434,379	$12.99	$4.48

The following is a summary of RSUs activity for the three months ended March 31, 2021:

Restricted Share Units Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2020	1,831,115	$7.32
Granted	-	-
Vested	(54,596)	15.67
Forfeited	(18,985)	15.67
Non-Vested share units as of March 31, 2021	1,757,534	$6.97

The following is a summary of PSUs activity for the three months ended March 31, 2021:

Performance Share Unit Activity	Number of Market Based-Awards	Weighted-Average Grant Date Fair Value	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2020	981,416	$4.83	129,920	$15.67
Granted	-	-		-
Vested	(543,167)	4.65	(5,906)	15.67
Forfeited	-	-	(28,478)	15.67
Non-Vested share units as of March 31, 2021	438,249	$5.04	95,536	$15.67

7. REVENUE RECOGNITION

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's condensed consolidated balance sheets and was $0.7 million, as of March 31, 2021 and December 31, 2020.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of March 31, 2021 and December 31, 2020.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of March 31, 2021, and December 31, 2020, our receivables from contracts with customers were $3.3 million and $3.0 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Three Months Ended March 31,
	2021	2020
Service Revenues:
Maritime	$155	$80,814
Destination resorts	4,449	8,759
Total service revenues	4,604	89,573
Product revenues:
Maritime	97	23,387
Destination resorts	418	613
Timetospa.com	471	734
Total product revenues	986	24,734

Total revenues	$5,590	$114,307

8. SEGMENT AND GEOGRAPHICAL INFORMATION

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
U.S.	$2,821	$7,336
Not connected to a country	252	101,672
Other	2,517	5,299
Total	$5,590	$114,307

	As of
	March 31, 2021	December 31, 2020
Property and equipment, net:
U.S.	$6,660	$7,145
Not connected to a country	5,669	6,242
Other	3,228	3,669
Total	$15,557	$17,056

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2021			Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2020
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss
Accumulated other comprehensive (loss) income, beginning of the period	$(560)	$(4,915)	$(5,475)	$(183)	$902	$719
Other comprehensive (loss) income before reclassifications	112	899	1,011	(493)	(5,955)	(6,448)
Amounts reclassified from accumulated other comprehensive loss	-	493	493	-	(38)	(38)
Net current period other comprehensive loss	112	1,392	1,504	(493)	(5,993)	(6,486)
Ending balance	$(448)	$(3,523)	$(3,971)	$(676)	$(5,091)	$(5,767)
(1)	See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

The fair value of outstanding long-term debt as of March 31, 2021 and December 31, 2020 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's long-term debt were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
First lien term loan facility	$202,457	$196,910	$202,457	$188,560
Second lien term loan facility	25,000	23,930	25,000	20,950
Term credit agreement	7,000	6,830	7,000	6,680
Total debt	$234,457	$227,670	$234,457	$216,190

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2021				Fair Value Measurements at December 31, 2020
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	Other current liabilities	$1,713	$-	$1,713	$-	$1,796	$-	$1,796	$-
Warrants	Warrant liabilities	128,000		128,000		104,700		104,700	-
Derivative financial instruments (1)	Other long term liabilities	1,810	-	1,810	-	3,119	-	3,119	-
Total Liabilities		$131,523	$-	$131,523	$-	$109,615	$-	$109,615	$-

(1)	Consists of an interest rate swap.

Warrants

Public and 2020 PIPE Warrants

The fair value of the Public and 2020 PIPE Warrants are considered a Level 2 valuation and are determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	March 31, 2021		December 31, 2020
	Public Warrants	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants
Stock price	$10.65	$10.65	$10.14	$10.14
Strike price	$11.50	$5.75	$11.50	$5.75
Remaining life (in years)	2.97	4.20	3.22	4.45
Volatility	67.0%	67.0%	54.0%	54.0%
Interest rate	0.3%	0.7%	0.2%	0.3%
Redemption price	$18.00	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Sholes model. The significant assumptions which the Company used in the model are:

	March 31, 2021	December 31, 2020
Stock price	$10.65	$10.14
Strike price	$11.50	$11.50
Remaining life (in years)	2.97	3.22
Volatility	67.0%	54.0%
Interest rate	0.3%	0.2%
Dividend yield	0.0%	0.0%

Derivatives

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of March 31, 2021 and December 31, 2020, the notional amount is $147.3 million and $151.4 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $1.8 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020		Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Interest rate swap	$899	$(5,955)	Interest expense	$493	$(38)
Total	$899	$(5,955)		$493	$(38)

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Trade Name

For the three months ended March 31, 2020, we recognized goodwill impairment charges of $190 million for our two segment reporting units and an impairment charge of $0.7 million for the trade name (See “Note 3”). The determination of our reporting units' goodwill and trade name fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments. A change in the principal assumptions which influences the determination of fair value of our trade name, may result in a need to recognize an additional impairment charge.

The principal assumptions, all of which are considered Level 3 inputs and the valuation techniques used for the three months ended March 31, 2020 consisted of:

•

We applied the income approach to estimate the fair value of the reporting units. The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using the company estimate of the discount rate, or expected return, that a market participant would have required as of the valuation date. Significant assumptions in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The discount rates utilized to value the Maritime and Destination Resorts reporting units were approximately 14% and 12.5%, respectively, which were determined depending on the risk and uncertainty inherent in the respective reporting unit.

•

The trade name was valued through application of the relief from royalty. Under this method, a royalty rate is applied to the revenues associated with the trade name to capture value associated with use of the name as if licensed. The resulting royalty savings are then discounted to present fair value at rates reflective of the risk and return expectations of the interests to derive its fair value as of the impairment testing date.

11. INCOME TAXES

The Company recorded an income tax expense of approximately $0.03 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to the change in valuation allowance, foreign rate differential including income earned in jurisdictions not subject to income taxes and withholding taxes due in various jurisdictions. For the three months ended March 31, 2021, the Company recorded a $0.5 million tax expense related to the establishment of a valuation allowance in jurisdictions where the Company has concluded that it is more likely than not that the deferred tax assets are not realizable.

12. COMMITMENTS AND CONTINGENCIES

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter as of March 31, 2021 and December 31, 2020, and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” and in “Risk Factors” in our Form 10-K/A for the fiscal year ended December 31, 2020. We assume no obligation to update any of these forward-looking statements.

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

In December 2019, COVID-19 was initially reported in Wuhan, China. Shortly thereafter, the World Health Organization declared COVID-19 to be a “Public Health Emergency of International Concern” affecting all parts of the world on a global-scale. On March 8, 2020 the U.S. Department of State issued a warning for U.S. citizens to not travel by cruise ship, and this was soon followed by stringent restrictions on international travel and immigration by the U.S. and many other countries across Asia, Europe and South America. On March 14, 2020, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order that was extended serval times until, on October 30, 2020, the CDC issued a Framework for Conditional Sailing Order, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. Pursuant to the Framework for Conditional Sailing Order, the No Sail Order has been lifted and the cruise industry will work with the CDC on a phased in return-to-service, which will consist of three phases: (i) testing and implementing additional safeguards for crew members; (ii) conducting simulated voyages to test cruise operators’ ability to mitigate COVID -19 risk; and (iii) providing a certification to ships that meet specified requirements, thereby allowing for a phased return to cruise ship passenger voyages. On April 2, 2021 the CDC announced a new phase of the Framework for Conditional Sailing Order for cruise ships operating or seeking to operate in U.S. waters with instructions for cruise ship operators to establish agreements at ports where they intend to operate, implement routine testing of crew and develop plans for vaccination to reduce the risk of COVID-19 spreading amongst crew and passengers. On May 5, 2021, the CDC announced the next two phases of the Framework for Conditional Sailing Order, which included instructions for cruise ships operating or seeking to operate in U.S. waters for preparing to conduct simulated voyages before resuming restricted passenger voyages once they have obtained conditional sailing certificates. We are continuing to review the CDC’s guidelines in connection with the Framework for Conditional Sailing Order as well as monitor the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings. We also believe that there have been positive developments around the availability and widespread distribution of effective COVID-19 vaccines, which we believe will be important to achieve historical occupancy levels of our cruise line and resorts partners.

The Food and Drug Administration has approved certain vaccines for Emergency Use Authorization. These COVID-19 vaccines have been shown to be highly effective in clinical trials and are being distributed to populations in the United States and around the world. While these vaccines are a promising milestone in global efforts to contain and eliminate COVID-19, uncertainties remain, including whether any additional vaccines will receive regulatory approval, the risk of differing interpretations and assessments by the scientific community during the peer review/publication process, widespread adoption of the vaccines by consumers, the availability of the raw materials needed in the quantities required to manufacture the vaccine, pricing and access challenges, storage, distribution and administration requirements, and logistics. Recently, new COVID-19 variants were recognized in Brazil, South Africa, and the United Kingdom. These variants have the potential to increase the lethality and spread of COVID-19, reduce vaccine effectiveness, and may prolong the pandemic.

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

The Company is not reporting the financial indicators above due to the effect of COVID-19 on its business, as the comparison of these key performance indicators for the three months ended March 31, 2021 is not meaningful.

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

Amortization of intangible assets. Amortization of intangible assets are comprised of the amortization of intangible assets with definite useful lives (e.g. retail concession agreements, destination resort agreements, licensing agreements) and amortization expenses associated with prior Transactions.

Other income (expense), net. Other income (expense) consists of royalty income, interest income, interest expense, changes in the fair value of warrant liabilities, and noncontrolling interest expense.

Provision for income taxes. Provision for income taxes includes current and deferred federal income tax expenses, as well as state and local income taxes. See “—Critical Accounting Policies—Income Taxes” included in our 2020 10-K/A.

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

The effect of each of these factors on our revenues and financial performance varies from period to period, but we expect the COVID-19 pandemic to continue to negatively impact our revenues and financial performance throughout the rest of 2021 and thereafter.

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

As discussed above, our results of operations for the three months ended March 31, 2021 were significantly impacted by COVID-19.  Accordingly, we believe that the comparison of these results to the three months ended March 31, 2020 is largely not meaningful.

	Three Months Ended March 31, 2021	% of Total Revenue	Three Months Ended March 31, 2020 (as restated)	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$4,604	82%	$89,573	78%
Product revenues	986	18%	24,734	22%
Total revenues	5,590	100%	114,307	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	7,484	134%	80,579	70%
Cost of products	1,295	23%	22,136	19%
Administrative	3,844	69%	4,583	4%
Salary and payroll taxes	7,652	137%	5,172	5%
Amortization of intangible assets	4,206	75%	4,206	4%
Goodwill and tradename intangible assets impairment	—	0%	190,777	167%
Total cost of revenues and operating expenses	24,481	438%	307,453	269%
Loss from operations	(18,891)	-338%	(193,146)	-169%
OTHER EXPENSE, NET:
Interest expense	(3,351)	-60%	(3,743)	-3%
Change in fair value of warrant liabilities	(23,300)	-417%	50,300	44%
Total other expense, net	(26,651)	-477%	46,557	41%
Loss before tax expense	(45,542)	-815%	(146,589)	-128%
INCOME TAX EXPENSE	26	0%	1,773	2%
NET LOSS	$(45,568)	-815%	$(148,362)	-130%
NET LOSS PER VOTING AND NON-VOTING SHARE:
Basic	$(0.52)		$(2.43)
Diluted	$(0.52)		$(3.23)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	87,121		61,169
Diluted	87,121		61,522

Comparison of Results for the three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenues. Revenues for the three months ended March 31, 2021 and 2020 were $5.6 million and $114.3 million, respectively. The 2021 decrease was driven by the impact of the COVID-19 pandemic, primarily from cancelled voyages. The three months ended March 31, 2021 revenues were derived primarily from our destination resort health and wealth centers. The three months ended March 31, 2020 revenues were negatively impacted by approximately $35 million resulting from the COVID-19 pandemic related to the March 14, 2020 No Sail Order.

The break-down of revenue growth between service and product revenues was as follows:

•

Service revenues. Service Revenues for the three months ended March 31, 2021 were $4.6 million, a decrease of $85.0 million, or 95%, compared to $89.6 million for the three months ended March 31, 2020.

•

Product revenues. Product Revenues for the three months ended March 31, 2021 were $1.0 million, a decrease of $23.7 million, or 96%, compared to $24.7 million for the three months ended March 31, 2020.

Cost of services. Cost of services for the three months ended March 31, 2021 were $7.5 million, a decrease of $73.1 million or 91%, compared to $80.6 million for the three months ended March 31, 2020. The decrease was primarily attributable to the 95% decrease in service revenues between such periods.

Cost of products. Cost of products for the three months ended March 31, 2021 were $1.3 million, a decrease of $20.8 million or 94%, compared to $22.1 million for the three months ended March 31, 2020. The decrease was primarily attributable to the 96% decrease in product revenues between such periods.

Administrative. Administrative expenses for the three months ended March 31, 2021 were $3.8 million, a decrease of $0.8 million or 17%, compared to $4.6 million for the three months ended March 31, 2020. The decrease was primarily attributable to the reduction in costs of recruitment and training of onboard staff necessitated by cancelled cruises in the three months ended March 31, 2021.

Salary and payroll taxes. Salary and payroll taxes for the three months ended March 31, 2021 were $7.6 million, an increase of $2.4 million or 46%, compared to $5.2 million for the three months ended March 31, 2020. The increase was primarily attributable to non-cash stock-based compensation expense partially offset by lower corporate salaries due to salary reductions and lower headcount which were put in place due to the COVID-19 pandemic. The three months ended March 31, 2021 had $3.6 million non-cash stock-based compensation expense compared to $0.4 million in the three months ended March 31, 2020.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2021 and 2020 were both $4.2 million.

Goodwill and trade name impairment charges. Goodwill and trade name impairment charges for the three months ended March 31, 2020 was $190.8 million. This was comprised of goodwill and trade name impairment charges of $190.1 million and $0.7 million, respectively.

Other income (expense), net. Other income (expense) expenses, net includes interest expense and changes in the fair value of the warrant liabilities. Interest expense for the three months ended March 31, 2021 were ($3.4) million, a decrease of $0.3 million or 3%, compared to ($3.7) million for the three months ended March 31, 2020. The decrease was primarily attributable to lower interest rates and lower balance on the revolving facility for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change in fair value of the outstanding warrants during the three months ended March 31, 2021 was a loss of $23.3 million compared to a gain of $50.3 million during the three months ended March 31, 2020. The change in fair value of Warrants is the result of changes in market prices deriving the value of the financial instruments.

Provision for income taxes. Provision for income taxes for the three months ended March 31, 2021 were $0.02 million, a decrease of $1.8 million or 99%, compared to $1.8 million for the three months ended March 31, 2020. The decrease was driven primarily by the increase in valuation allowance related to the Company’s beginning-of-year 2020 deferred tax assets that are not realizable during the three months ended March 31, 2020.

Net loss. Net loss for the three months ended March 31, 2021 were $44.6 million, a decrease of $102.8 million or 69%, compared to $148.4 million for the three months ended March 31, 2020. The decrease was as a result of the change in the fair value of Warrants and $190.8 million in goodwill and trade name impairment charges recognized during the three months ended March 31, 2020 offset by the impact of the COVID-19 pandemic for the three months ended March 31, 2021. The change in fair value of the outstanding warrants during the three months ended March 31, 2021 was a loss of $23.3 million compared to a gain of $50.3 million during the three months ended March 31, 2020. The change in fair value of Warrants is the result of changes in market prices deriving the value of the financial instruments.

Liquidity and Capital Resources

Overview

Due to the impact of COVID-19, we have taken prudently aggressive actions to increase our financial flexibility, including closing all spas on cruise ships where voyages had been cancelled, and closing all U.S., Caribbean-based and Asian based destination resort spas, certain of which reopened during the first quarter of 2021 and the third and fourth quarters of 2020. Additionally, we have increased financial flexibility by securing and reallocating capital resources, including: (i) eliminating all non-essential operating and capital expenditures, (ii) withdrawing the Company dividend program until further notice, (iii) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors, (iv) the completion of the 2020 Private Placement on June 12, 2020; (v) borrowing $7 million, net, on our revolving credit facility, leaving $13 million available and undrawn; (vi) furloughing 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminating the employment of 66% of such personnel; and (vii) entering into an agreement to allow for the Company to operate its ATM Program, which permits the Company to sell, from time to time, common shares up to an aggregate offering price of $50.0 million. We have historically funded our operations with cash flow from operations.

The ATM Program described above is an At-The-Market Offering Sales Agreement with Stifel Nicolaus & Company, entered into on December 7, 2020. Under the ATM Program, we may offer and sell, from time to time, common shares having an aggregate offering price of up to $50.0 million (the “ATM Shares”). Any ATM Shares sold under the ATM Program will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-239628), which was declared effective by the SEC on July 22, 2020, the base prospectus filed as part of such registration statement, and the prospectus supplement, dated December 7, 2020 and filed by the Company with the SEC. During the three months ended March 31, 2021 we issued and sold an aggregate of 1.7 million common shares at an average price of $11.18 per share for aggregate net proceeds of $18.5 million, which were net of equity issuance costs of $0.6 million. During the year ended December 31, 2020, we issued and sold an aggregate of 1.3 million common shares at an average price of $9.18 per share for aggregate net proceeds of $11.1 million, which were net of equity issuance costs of $0.6 million.

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

Cash Flows

The following table shows summary cash flow information for the three months ended March 31, 2021 and the three months ended March 31, 2020.

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Net loss	$(45,568)	$(148,362)
Depreciation and amortization	5,882	6,212
Amortization of deferred financing costs	257	256
Change in fair value of warrant liabilities	23,300	(50,300)
Goodwill and tradename intangible asset impairment	—	190,777
Stock-based compensation	3,631	426
Provision for doubtful accounts	10	—
Loss from write-offs of property and equipment	156	—
Change in working capital	3,274	5,294
Cash Flow (Used in) from Operating Activities	(9,058)	4,303
Capital expenditures	(367)	(1,464)
Cash Flow Used in Investing Activities	(367)	(1,464)
Proceeds from At-the Market Equity Offering, net of issuance costs paid	18,550	—
Proceeds from the term loan facilities	—	20,000
Reacquisition of public warrants	—	(879)
Cash paid to acquire noncontrolling interest	—	(10,810)
Distribution to noncontrolling interest	—	(4,011)
Cash Flow from Financing Activities	18,550	4,300
Effect of exchange rates	146	(485)
Net Increase in Cash and Cash Equivalents	$9,271	$6,654

Comparison of Results for the three months ended March 31, 2021 and 2020

Operating activities. Our net cash provided by (used in) operating activities for the three months ended March 31, 2021 and 2020, were $(9.1) million and $4.3 million, respectively.  In the three months ended March 31, 2021, the Company incurred a cash deficit as it had no meaningful revenue generation on cruise ships due to the COVID-19 pandemic, while still incurring operating expenses.

Investing activities. Our net cash used in investing activities for the three months ended March 31, 2021 and 2020 were $(0.4) million and $(1.5) million, respectively.

Financing activities. Our net cash provided by financing activities for the three months ended March 31, 2021 and 2020 were $18.6 million and $4.3 million, respectively. For the three months ended March 31, 2021, the Company sold 1.7 million common shares under the ATM program resulting in $18.5 million in net proceeds. On February 14, 2020, the Company purchased the 40% noncontrolling interest of Medispa Limited for $12.3 million in a combination of $10.8 million in cash and 98,753 shares of the Company’s common stock at a share price of $15.26. Also, for three months ended March 31, 2020, the Company borrowed the $20 million available under the First Lien Revolving Facility due to COVID-19.

Seasonality

A significant portion of our revenues are generated onboard cruise ships. Certain cruise lines, and, as a result, we have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields for us. Further, cruises and destination resorts have been negatively affected by the frequency and intensity of hurricanes. The negative impact of hurricanes in the Northern Hemisphere is highest during peak hurricane season from August to October.  However, as a result of the COVID-19 pandemic, we experienced low revenue yields in the first quarter of 2021.

Contractual Obligations

As of March 31, 2021, our future contractual obligations have not changed significantly from the amounts included within our 2020 10-K/A.

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

Our critical accounting policies are included in our 2020 10-K/A. We believe that there have been no significant changes during the three months ended March 31, 2021 to the critical accounting policies disclosed in our 2020 10-K/A.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements described in our 2020 10-K/A, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation, global health epidemics/pandemics and customer preferences. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent. Such a slowdown could adversely affect our results of operations and financial condition. The COVID-19 pandemic has negatively impacted our business, operations, results of operations and financial condition in 2020 and 2021. Recurrence of the more severe aspects of the recent adverse economic conditions, including a further escalation of the COVID-19 outbreak, as well as periods of fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

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

•	changes in consumer preferences or the market for the Company’s services and products;
•	changes in applicable laws or regulations;
•	competition for the Company’s services and the availability of competition for opportunities for expansion of the Company’s business;
•	difficulties of managing growth profitably;
•	the loss of one or more members of the Company’s management team;
•	changes in the market for the products we offer for sale;
•	the impact of the COVID-19 pandemic on our results of operations and liquidity for the foreseeable future;
•	other risks and uncertainties included from time to time in the Company’s reports (including all amendments to those reports) filed with the U.S. Securities and Exchange Commission;
•	other risks and uncertainties indicated in our 2020 10-K/A, including those set forth under the section entitled “Risk Factors”; and
•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These risks and other risks are detailed in our 2020 10-K/A filed with the Securities and Exchange Commission. That report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these risks. For a discussion of the risks involved in our business and investing in our common shares, see the section entitled “Risk Factors” In our 2020 10-K/A.

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

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

As disclosed in Part II, Item 9A. - Controls and Procedures of our 2020 Annual Report on Form 10-K/A, our management concluded that, solely due to the restatement of our financial statements to reclassify our Warrants as described in “Explanatory Note” in our 2020 10-K/A, our disclosure controls and procedures were not effective as of December 31, 2020, and that the foregoing arose as a result of a material weakness in our internal control over financial reporting. The material weakness resulted in misstatements that were corrected in our 2020 10-K/A. As more fully described below, as of March 31, 2021, the material weakness has been remediated.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management has completed the remediation plan more fully described under Part II, Item 9A. - Controls and Procedures in our Annual Report on Form 10-K/A to address the material weakness described therein. The remediation plan included implementation of additional review procedures, including enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP. The remediation plan was completed shortly prior to the date of this report. Accordingly, management determined that the material weakness had been remediated as of March 31, 2021. While management believes that the remedial efforts have resolved the material weakness described in the 2020 10-K/A, there is no assurance that such remedial efforts will ultimately have the intended effects or that additional remedial actions will not be necessary.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 2020 10-K/A, Part II, Item 1A. “Risk Factors”. However, the risks and uncertainties that we face are not limited to those set forth in the 2020 10-K/A. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the uncertainties associated with the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to our business, results of operations and financial condition, including liquidity.

The following risk factors are provided to update the risk factors of the Company previously disclosed in the Company’s 2020 10-K/A, Part II, Item 1A. “Risk Factors”. However, the risks and uncertainties that we face are not limited to those set forth in the 2020 10-K/A, as supplemented and updated herein. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Actual or Threatened Epidemics or Pandemics may Have an Adverse Effect on our Business, Operations, Results of Operations and Financial Condition, Including Liquidity

In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern.” Steps have been taken by various countries to advise citizens to avoid non-essential travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus. On March 8, 2020 the U.S. Department of State issued a warning for US citizens to not travel by cruise ship and this was soon followed by stringent restrictions on international travel and immigration by the U.S. and many other countries across Asia, Europe and South America. The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities to combat its spread, such as restrictions on travel transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, and cancellation of events. Several vaccines have been granted emergency-use authorizations in numerous countries and vaccines are being rolled out to citizens based on their priority of need. These COVID-19 vaccines have been shown to be highly effective in clinical trials and are being distributed to certain populations in the United States and around the world.

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

In response to the COVID-19 pandemic, the CDC issued a No Sail Order on March 14, 2020, which was extended several times until, on October 30, 2020, the CDC issued a Framework for Conditional Sailing Order, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. Pursuant to the Framework for Conditional Sailing Order, the No Sail Order has been lifted and the cruise industry will work with the CDC on a phased in return-to-service, which will consist of three phases: (i) testing and implementing additional safeguards for crew members; (ii) conducting simulated voyages to test cruise operators’ ability to mitigate COVID -19 risk; and (iii) providing a certification to ships that meet specified requirements, thereby allowing for a phased return to cruise ship passenger voyages. On April 2, 2021 the CDC announced a new phase of the Framework for Conditional Sailing Order for cruise ships operating or seeking to operate in U.S. waters with instructions for cruise ship operators to establish agreements at ports where they intend to operate, implement routine testing of crew and develop plans for vaccination to reduce the risk of COVID-19 spreading amongst crew and passengers. On May 5, 2021, the CDC announced the next two phases of the Framework for Conditional Sailing Order, which included instructions for cruise ships operating or seeking to operate in U.S. waters for preparing to conduct simulated voyages before resuming restricted passenger voyages once they have obtained conditional sailing certificates. We are continuing to review the CDC’s guidelines in connection with the Framework for Conditional Sailing Order as well as monitor the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings. As of March 31, 2021, two of the ships we serve had commenced sailing and 47 of our destination resort spas were operating, some with capacity restrictions.

The COVID-19 pandemic has materially adversely impacted our business, operations, results of operations and financial condition, including liquidity, and is expected to continue to materially adversely impact our business, operations, results of operations and financial condition, including liquidity, in the second quarter and fiscal year 2021 and possibly thereafter. We cannot presently estimate the extent to which the pandemic will impact our business, operations, results of operations or financial condition, which will depend on a number of factors, such as the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and cruises; and how quickly economies, travel and cruise activity, and demand for our services recover after the pandemic subsides.

To date we have incurred, and expect to continue to incur, significant costs caused by the COVID-19 pandemic. In light of the ongoing suspension of cruise voyages, the Company has taken steps to reduce expenses, including (i) repatriating all of our shipboard staff, (ii) furloughing 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminating the employment of 66% of such personnel, (iii) implementing furloughs, terminations of employment, or salary reductions for all corporate personnel, (iv) eliminating all non-essential operating and capital expenditures, and (v) deferring payment of the dividend declared by our Board in the first quarter of 2020 and suspending our dividend program until further notice, among other actions. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty, customer preferences, or our ability to attract and retain employees, relationships with cruise line and destination resort partners, relationships with key suppliers, and our reputation and market share may suffer as a result. Notwithstanding the mitigating actions we have undertaken, the Company continues to incur significant ongoing expenses. We expect also to incur additional COVID-19 related costs relating to greater hygiene-related protocols in our services that we expect to be mandated by government authorities or other international authorities or required by our cruise line and destination resort partners. In addition, we expect that the travel and hospitality industry as a whole will be subject to enhanced health and hygiene requirements in attempts to counteract or mitigate the impact of future outbreaks, which requirements may be costly and take a significant amount of time to implement.

COVID-19 has caused heightened volatility and disruptions in the global credit and financial markets, and this may adversely affect our ability to borrow and could increase our counterparty credit risks. Additionally, the COVID-19 pandemic may have material adverse impacts on our compliance with restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and on our flexibility under these agreements in operating our business, including due to the significant portion of assets that are collateral under these agreements.

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

We Are Required to Make Minimum Payments and May Face Increasing Payments under our Agreements with Cruise Lines and Owners of Our Destination Resort Health and Wellness Centers

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers.

We Depend on Our Key Officers and Qualified Employees

In order to mitigate the impacts of the COVID-19 pandemic, we repatriated all of our cruise ship personnel, certain of which personnel have returned to work on the two vessels sailing as of March 31, 2021, furloughed 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminated the employment of 66% of such personnel, and implemented furloughs, terminations of employment, or salary reductions for all corporate personnel.

Our ability to mitigate the impacts of COVID-19 and our continued success will depend to a significant extent on our senior executive officers, including Leonard Fluxman, our Executive Chairman, President and Chief Executive Officer, and Stephen Lazarus, our Chief Financial Officer and Chief Operating Officer. The unanticipated loss of the services of either of these persons or other key management personnel, due to illness, resignation or otherwise, could have a material adverse effect on our business. As previously announced, Mr. Fusfield retired from his position as President and Chief Executive Officer of the Company effective March 31, 2021. In connection with Mr. Fusfield’s retirement, the Company and Mr. Fusfield entered into a Transition and Retirement Agreement dated September 15, 2020, pursuant to which Mr. Fusfield will continue to serve as a non-employee director of the Company until the 2022 Annual Meeting of Shareholders. A copy of Mr. Fusfield’s Amended Employment Agreement was included as an exhibit to our 2020 10-K/A.

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

Our inability to attract a sufficient number of qualified personnel in the future to provide our services and products could adversely impact our business, operations, results of operations and financial condition. In addition, due to the impacts of COVID-19, the immigration approval processes in the United States have experienced severe backlog and may in the future proceed at a slower pace than previously had been the case. Since many of our shipboard employees are not United States citizens, exacerbation of this trend of immigration restrictions caused by COVID-19 could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

Almost all of our shipboard personnel come from jurisdictions outside the United States. Due to the restrictions on international travel and immigration caused by COVID-19, our ability to obtain non-United States shipboard employees in the future will be subject to regulations in certain countries from which we source a number of our employees and, in the case of one country, control by an employment company that acts on behalf of employees and potential employees from that country. In addition, in that country, we are required to deal with local employment companies to facilitate the hiring of employees. Our ability to obtain shipboard employees from those countries on economic terms that are acceptable to us may be hampered by our inability to enter into acceptable agreements with the applicable local employment companies.

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

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of March 31, 2021, we have $234.5 million of secured indebtedness under our First Lien Term Loan Facility and Second Lien Term Loan Facility, and our First Lien Revolving Facility (collectively, the “Credit Facilities”). Our debt level and the terms of our financing arrangements could adversely affect our business, operations, results of operations and financial condition and limit our ability to successfully implement our growth strategies. In addition, under the Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, incur incremental additional indebtedness, or raise equity capital. We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

The Credit Facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could materially adversely affect our results of operations and cash flow.

Our First and Second Lien Term Facilities Are Tied to LIBOR

The London interbank offered rate (“LIBOR”), is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our current portfolio of debt and financial instruments currently tied to LIBOR consists of the Company’s First and Second Lien Term Facilities. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. Dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate certain of our financing agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As of March 31, 2021, we had $234.5 million in outstanding indebtedness tied to LIBOR.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify herein and in our 2020 Annual Report on Form 10-K/A, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

10.1†	Amendment No. 1 to Employment and Severance Agreement, dated as of March 31, 2021, by and between OneSpaWorld Holdings Limited and Leonard Fluxman.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates a management contract or compensatory plan.
*	To be furnished by amendment within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2021

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Operating Officer and Chief Financial Officer
Principal Financial and Accounting Officer