Form 10-Q
period 2021-06-30
ONESPAWORLD HOLDINGS Ltd
filed 2021-08-06
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2021

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

As of June 30, 2021, the registrant had 73,289,914 voting shares and 17,185,500 non-voting shares of common stock issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,899	$41,552
Restricted cash	1,896	1,896
Accounts receivable, net	4,138	2,994
Inventories	26,659	27,200
Prepaid expenses	7,447	6,950
Other current assets	997	1,590
Total current assets	81,036	82,182
Property and equipment, net	14,586	17,056
Intangible assets, net	590,702	599,114
OTHER ASSETS:
Deferred tax assets	98	98
Other non-current assets	3,673	3,829
Total other assets	3,771	3,927
Total assets	$690,095	$702,279
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$7,610	$8,601
Accrued expenses	32,838	25,761
Current portion of long-term debt	734	—
Other current liabilities	2,539	2,713
Total current liabilities	43,721	37,075
Deferred rent	336	283
Income tax contingency	4,289	4,392
Warrant liabilities	107,300	104,700
Other long-term liabilities	4,038	5,568
Long-term debt, net	229,212	229,433
Total liabilities	388,896	381,451
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 73,289,914 issued and outstanding at June 30, 2021 and 69,292,596 shares issued and outstanding at December 31, 2020	7	7
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 17,185,500 shares issued and outstanding, at both June 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	673,375	649,540
Accumulated deficit	(368,509)	(323,246)
Accumulated other comprehensive loss	(3,676)	(5,475)
Total shareholders' equity	301,199	320,828
Total liabilities and shareholders' equity	$690,095	$702,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (as restated)	2021	2020 (as restated)
REVENUES:
Service revenues	$7,648	$214	$12,252	$89,787
Product revenues	1,507	784	2,493	25,518
Total revenues	9,155	998	14,745	115,305
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	9,561	12,559	17,045	93,138
Cost of products	1,504	1,623	2,799	23,759
Administrative	4,862	4,940	8,706	9,523
Salary and payroll taxes	5,988	5,091	13,640	10,263
Amortization of intangible assets	4,206	4,206	8,412	8,412
Goodwill and tradename intangible assets impairment	—	—	—	190,777
Total cost of revenues and operating expenses	26,121	28,419	50,602	335,872
Loss from operations	(16,966)	(27,421)	(35,857)	(220,567)
OTHER INCOME (EXPENSE), NET:
Interest expense and warrants issuance cost	(3,412)	(5,387)	(6,763)	(9,130)
Change in fair value of warrant liabilities	20,700	12,100	(2,600)	62,400
Total other income (expense), net	17,288	6,713	(9,363)	53,270
Income (loss) before income tax expense (benefit)	322	(20,708)	(45,220)	(167,297)
INCOME TAX EXPENSE (BENEFIT)	17	(15)	43	1,758
NET INCOME (LOSS)	$305	$(20,693)	$(45,263)	$(169,055)
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE
Basic	$0.00	$(0.31)	$(0.51)	$(2.66)
Diluted	$(0.04)	$(0.31)	$(0.51)	$(2.66)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	90,563	65,916	88,903	63,543
Diluted	92,932	65,916	88,903	63,543

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (as restated)	2021	2020 (as restated)
Net income (loss)	$305	$(20,693)	$(45,263)	$(169,055)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2	188	114	(304)
Cash flows hedges:
Net unrealized (loss) gain on derivative	(194)	(1,098)	705	(7,054)
Amount realized and reclassified into earnings	487	408	980	370
Total other comprehensive income (loss) net of tax	295	(502)	1,799	(6,988)
Total comprehensive income (loss)	$600	$(21,195)	$(43,464)	$(176,043)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

			Three Months Ended June 30, 2021
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, March 31, 2021	73,282	17,186	$9	$671,646	$(3,971)	$(368,814)	$298,870
Net income	—	—	—	—	—	305	305
Stock-based compensation	—	—	—	1,729	—	—	1,729
Foreign currency translation adjustment	—	—	—	—	2	—	2
Unrecognized gain on derivatives	—	—	—	—	293	—	293
Common shares issued under equity incentive plan	8	—	—	—	—	—	—
BALANCE, June 30, 2021	73,290	17,186	$9	$673,375	$(3,676)	$(368,509)	$301,199

			Six Months Ended June 30, 2021
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2020	69,292	17,186	$9	$649,540	$(5,475)	$(323,246)	$320,828
Net loss	—	—	—	—	—	(45,263)	(45,263)
Stock-based compensation	—	—	—	5,360	—	—	5,360
Foreign currency translation adjustment	—	—	—	—	114	—	114
Unrecognized gain on derivatives	—	—	—	—	1,685	—	1,685
At-The Market Equity Offering, net of issuance cost	1,712	—	—	18,475	—	—	18,475
Common shares issued under equity incentive plan	681	—	—	—	—	—	—
Conversion of deferred shares into common shares	1,600	—	—	—	—	—	—
Conversion of public warrants into common shares	5	—	—	—	—	—	—
BALANCE, June 30, 2021	73,290	17,186	$9	$673,375	$(3,676)	$(368,509)	$301,199

			Three Months Ended June 30, 2020 (as restated)
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, March 31, 2020	61,218	$—	$6	$607,289	$(5,767)	$(183,631)	$417,897
Net loss	—	—	—	—	—	(20,693)	(20,693)
2020 Private Placement, net of issuance costs	6,564	17,186	3	53,785	—	—	53,788
Reclassification of public warrants to liabilities	—	—	—	(26,500)	—	—	(26,500)
Stock-based compensation	—	—	—	424	—	—	424
Foreign currency translation adjustment	—	—	—	—	188	—	188
Unrecognized loss on derivatives	—	—	—	—	(690)	—	(690)
BALANCE, June 30, 2020	67,782	$17,186	$9	$634,998	$(6,269)	$(204,324)	$424,414

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

CONTINUED

(Unaudited)

(in thousands)

			Six Months Ended June 30, 2020 (as restated)
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total OneSpaWorld Shareholders’ equity	Non-Controlling Interest	Total Shareholders’ Equity
BALANCE, December 31, 2019	61,119	—	$6	$616,888	$719	$(35,269)	$582,344	$8,124	$590,468
Net loss	—	—	—	—	—	(169,055)	(169,055)	—	(169,055)
Stock-based compensation	—	—	—	850	—	—	850	—	850
2020 Private Placement, net of issuance costs	6,564	17,186	3	53,785	—	—	53,788	—	53,788
Reclassification of public warrants to liabilities	—	—	—	(26,500)	—	—	(26,500)	—	(26,500)
Foreign currency translation adjustment	—	—	—	—	(304)	—	(304)	—	(304)
Unrecognized loss on derivatives	—	—	—	—	(6,684)	—	(6,684)	—	(6,684)
Dividend declared	—	—	—	(2,449)	—	—	(2,449)	—	(2,449)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,011)	(4,011)
Purchase of noncontrolling interest	99	—	—	(6,697)	—	—	(6,697)	(4,113)	(10,810)
Purchase of public warrants	—	—	—	(879)	—	—	(879)	—	(879)
BALANCE, June 30, 2020	67,782	17,186	$9	$634,998	$(6,269)	$(204,324)	$424,414	$—	$424,414

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,263)	$(169,055)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	11,370	12,337
Goodwill and tradename intangible assets impairment	—	190,777
Amortization of deferred financing costs	513	513
Warrant issuance costs	—	1,386
Change in fair value of warrant liabilities	2,600	(62,400)
Stock-based compensation	5,360	850
Provision for doubtful accounts	81	162
Inventories write-downs	—	500
Loss from write-offs of property and equipment	156	—
Deferred income taxes	—	1,671
Changes in:
Accounts receivable, net	(1,225)	26,982
Inventories	541	1,198
Prepaid expenses	(497)	(998)
Other current assets	593	444
Other noncurrent assets	156	(221)
Accounts payable	(1,066)	(9,404)
Accrued expenses	7,077	(889)
Other current liabilities	(20)	(2,702)
Income taxes payable	(103)	68
Deferred rent	53	66
Net cash used in operating activities	(19,674)	(8,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(677)	(1,532)
Net cash used in investing activities	(677)	(1,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from At-the Market Equity Offering, net of issuance costs paid	18,550	—
Proceeds from 2020 private placement, net of issuance costs paid	—	72,012
Proceeds from revolver facility	—	20,000
Repayment on revolver facility	—	(13,000)
Purchase of public warrants	—	(879)
Cash paid to acquire noncontrolling interest	—	(10,810)
Distributions to noncontrolling interest	—	(4,011)
Net cash provided by financing activities	18,550	63,312
Effect of exchange rate changes on cash	148	(304)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,653)	52,761
Cash and cash equivalents and restricted cash, Beginning of period	43,448	13,863
Cash and cash equivalents and restricted cash, End of period	$41,795	$66,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020 (as restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$29	$37
Interest	$6,409	$6,854
Non-cash transactions:
2020 Private Placement issuance costs accrued	$—	$3,410
Unpaid declared dividends	$—	$2,449
Common stock issued to purchase noncontrolling interest	$—	$1,507

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Impact of Coronavirus (COVID-19) – Liquidity and Management’s Plans

On January 30, 2020, the World Health Organization declared the coronavirus pandemic (“COVID-19”) a “Public Health Emergency of International Concern,” and on March 10, 2020, declared COVID-19 a pandemic. The regional and global outbreak of COVID-19 has negatively impacted and will continue to have a material negative impact on the Company’s operations. On March 14, 2020, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order, as a result of which a majority of our cruise line partners voluntarily suspended their operations. The No Sail Order was replaced by the CDC’s Framework for Conditional Sailing Order on October 30, 2020, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. The Framework for Conditional Sailing Order outlines a phased approach for gradually permitting cruise ship passenger operations in U.S. waters, subject to certain conditions and guidelines. As of the date of this report, the Conditional Sailing Order and related measures, such as technical guidelines, have become nonbinding recommendations for cruise lines arriving in or departing from a port in Florida, which most Florida-porting ships have chosen to voluntarily follow. We are continuing to review the CDC’s guidelines in connection with the Framework for Conditional Sailing Order as well as monitor the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings. We also believe that there have been positive developments around the availability and widespread distribution of effective COVID-19 vaccines, which we believe will be important to achieving historical occupancy levels of our cruise line and destination resorts partners.

In September 2020, we began the resumption of limited spa operations with one of our cruise line-partners. Likewise, during the third and fourth quarters of 2020, we began the resumption of spa operations in a limited number of destination resorts as part of our phased-in return to service. As of June 30, 2021, 42 destination resort spas and 14 ships of our cruise line partners were operating. Starting in the first quarter of 2020, and continuing through the second quarter of 2021, COVID-19-related shutdowns have had a significant negative impact on our business, results of operations and financial condition. We believe the ongoing effects of COVID-19 on our operations will continue to have a significant negative impact on our financial results and liquidity and such negative impact may continue well beyond the containment of the pandemic. It is not possible to predict the ultimate impact of the pandemic, which will depend on a number of factors, including the duration and scope of the pandemic, travel restrictions and advisories, the potential unavailability of ports and/or destinations of our cruise partners and the general impact on consumer sentiment regarding travel. The full effect of the pandemic on our financial performance cannot be quantified at this time and the full extent of the impact will be determined by our gradual return to service and the length of time COVID-19 influences travel decisions, but we expect to report a net loss for the third quarter ending September 30, 2021 and for the year ending December 31, 2021.

On June 12, 2020, the Company closed its private placement (the “2020 Private Placement”) of $75 million in common equity and warrants to Steiner Leisure and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and certain members of OSW management and its Board of Directors.

On December 7, 2020, the Company entered into an At-The-Market Equity Offering (“ATM”) Sales Agreement with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its common shares, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million. During December 2020 and March 2021, we sold 1,259,195 shares and 1,711,003, respectively, under the ATM Sales Agreement for total net proceeds of $29.6 million. As of June 30, 2021, there is approximately $20 million remaining available under the ATM Sales Agreement.

The Company has also undertaken steps to mitigate the adverse impact of the pandemic, which have included, without limitation, the following:

•	commencing in March 2020, closed all spas on ships where voyages have been cancelled (as of June 30, 2021, we were operating spas onboard fourteen vessels);
•	closed all destination resort spas as of March 26, 2020 (as of June 30, 2021, 42 destination resort spas had reopened and were operating);

•

The Company repatriated all of its shipboard employees as a result of COVID related cruise suspensions, eliminating all ongoing expenses related to these repatriated employees. A total of 779 of our cruise ship personnel have re-embarked on vessels that have sailed or are anticipated to sail;

•

furloughed 96% and subsequently terminated the employment of 66% of U.S. and Caribbean-based destination resort spa personnel and 38% of corporate personnel and implemented salary reductions for all corporate personnel; as of June 30, 2021, the majority had returned to work and no salary reductions remain in place for corporate personnel;

•	eliminated all non-essential operating and capital expenditures;
•	withdrew our dividend program until further notice and deferred payment of the dividend declared on February 26, 2020, in the amount of $2.4 million, until approved by the Board of Directors;
•	borrowed $7 million, net, on our revolving credit facility, leaving $13 million available and undrawn at June 30, 2021.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. We cannot make assurances that our assumptions used to estimate our liquidity requirements may not change because of the unprecedented environment we are experiencing due to COVID-19. We have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements and there may be material changes to those estimates in future periods.

Based on the actions the Company has taken as described above, our current resources, our current operations and vessels expected to return to sailing, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements. Management cannot predict the magnitude and duration of the negative impact from the COVID-19 pandemic; new events beyond management’s control may have incrementally material adverse impact on the Company’s results of operations, financial position and liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted or condensed pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows of our interim periods are not necessarily indicative of the results of operations or cash flows that may be expected for the entire fiscal year. As noted in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “2020 10-K/A”), the Company restated its previously issued consolidated financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and the period from March 20, 2019 to December 31, 2019 (Successor), as well each of the quarters within those periods, as a result of the Company’s reevaluation of the accounting treatment of its warrants in response to the SEC’s statement on April 12, 2021 entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Restatement”). For more information on the Restatement and a material weakness in internal control over financial reporting related thereto, see “Explanatory Note” in the 2020 10-K/A and Note 2 to the consolidated and combined financial statements included in the 2020 10-K/A. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and related notes thereto included in the 2020 10-K/A. We have restated herein our condensed consolidated financial statements as of and for the quarter and six months ended June 30, 2020. We have also restated related amounts within the accompanying footnotes to the condensed consolidated financial statements. The impact to the quarter ended June 30, 2020 was a decrease to net loss of $10.7 million. The impact to the six months ended June 30, 2020 was a decrease to net loss of $61.0 million. The impact as of June 30, 2021, was an increase to warrant liabilities of $36.2 million, a decrease to accumulated deficit of $42.7 million and a decrease of additional paid-in capital of $78.9 million.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements includes the condensed consolidated balance sheet and statement of operations, comprehensive income (loss), changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of June 30, 2021 to the total amount presented in our condensed consolidated statements of cash flows for six months ended June 30, 2021 (in thousands):

Cash and cash equivalents	$39,899
Restricted cash	1,896
Total cash and restricted cash in the consolidated statement of cash flows	$41,795

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares, and contingently issuable shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.

As discussed in Note 5 – “Equity”, the Company has two classes of common stock, Voting and Non-Voting. Shares of Non-Voting common stock are in all respects identical to and treated equally with shares of Voting common stock except for the absence of voting rights. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of Voting and Non-Voting common shares outstanding for the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of diluted Voting and Non-voting common shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase Voting and Non-Voting common shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive. The Company has not presented (loss) income per share under the two-class method, because the income (loss) per share are the same for both Voting and Non-Voting common stock since they are entitled to the same liquidation and dividend rights.

The following table provides details underlying OneSpaWorld’s income (loss) per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (as restated) (a)	2021 (a)	2020 (as restated) (a)
Net income (loss)	$305	$(20,693)	$(45,263)	$(169,055)
Less change in fair value of warrants	(4,000)	—	—	—
Net loss, adjusted for change in fair value of warrants for diluted earnings per share	$(3,695)	$(20,693)	$(45,263)	$(169,055)
Weighted average shares outstanding – Basic	90,563	65,916	88,903	63,543
Weighted average shares outstanding – Diluted	92,932	65,916	88,903	63,543
Income (loss) per share:
Basic	$0.00	$(0.31)	$(0.51)	$(2.66)
Diluted	$(0.04)	$(0.31)	$(0.51)	$(2.66)

(a)

Potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported an adjusted net loss in this period and the effect of the change in the fair value of warrants was antidilutive. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to stock options, restricted share units and warrants.

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sponsor Warrants	8,000	8,000	8,000	8,000
Public Warrants	16,145	16,150	16,147	16,279
2020 PIPE Warrants	—	989	5,000	495
Deferred shares	—	5,611	778	6,105
Employee stock options	3,434	4,375	3,902	4,375
Restricted stock units	1,720	242	1,734	221
Performance stock units	534	—	707	—
	29,833	35,367	36,268	35,475

The table below presents the weighted-average number of antidilutive potential common shares that are considered in the calculation of diluted loss (in thousands):

Weighted average shares outstanding - basic	90,563
2020 PIPE Warrants	2,369
Weighted average shares outstanding - diluted	92,932

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

3. GOODWILL AND INTANGIBLE ASSETS

As a result of the effect of COVID-19 on our expected future operating cash flows, we recognized impairment charges of approximately $190 million associated with the full impairment of the carrying value of the Maritime and Destination Resorts segment reporting units Goodwill and $0.7 million for the trade name, during the six months ended June 30, 2020 and are included in Goodwill and tradename intangible assets impairment in the accompanying condensed consolidated statement of operations (See “Note 10”). There were no goodwill or intangible impairment charges during the three months ended June 30, 2021 and 2020, and during the six months ended June 30, 2021.

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of June 30, 2021 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(35,434)	$569,266	39
Destination resort agreements	17,900	(2,691)	15,209	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(273)	727	8
	$629,800	$(39,098)	$590,702

The following is a summary of the Company’s intangible assets as of December 31, 2020 (in thousands, except amortization period):

	Cost	Accumulated Amortization	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(27,680)	$577,020	39
Destination resort agreements	17,900	(2,095)	15,805	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(211)	789	8
	$629,800	$(30,686)	$599,114

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended June 30, 2021 and 2020 was $4.2 million for each period, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $8.4 million for each period, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2021.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	June 30, 2021	December 31, 2020	Maturities Through	June 30, 2021	December 31, 2020
First lien term loan facility	3.9%	4.0%	2026	$202,457	$202,457
Second lien term loan facility	7.7%	7.7%	2027	25,000	25,000
First lien revolving facility	3.9%	4.0%	2024	7,000	7,000
Total debt				$234,457	$234,457
Less: unamortized debt issuance cost				(4,511)	(5,024)
Total debt, net of unamortized debt issuance cost				$229,946	$229,433
Less: current portion of long-term debt				(734)	-
Long-term debt, net				$229,212	$229,433

The following are scheduled principal repayments on long-term as of June 30, 2021 for each of the next five years (in thousands):

Year	Amount
2021	$-
2022	1,776
2023	2,085
2024	9,085
2025	2,085
Thereafter	219,426
Total	$234,457

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

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of June 30, 2021 and December 31 2020, the company was in compliance with all of the covenants contained in the New Credit Facilities.

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

Borrowing Capacity:

As of June 30, 2021, our available borrowing capacity under the First Lien Revolving Facility was $13 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
First Lien Revolving Facility	$20,000	$7,000

5. EQUITY AND WARRANT LIABILITIES

Equity

Common Shares

At June 30, 2021, there were 73,289,914 voting shares and 17,185,500 non-voting shares of OneSpaWorld common stock issued and outstanding. At December 31, 2020, there were 69,292,596 voting shares and 17,185,500 non-voting shares of OneSpaWorld common stock issued and outstanding.

At-The-Market Equity (“ATM”) Offering

During March 2021, we sold 1,711,003 shares under the ATM Sales Agreement for net proceeds of $18.5 million, after offering-related expenses paid of $0.6 million. As of June 30, 2021, there is approximately $20 million remaining available under the ATM Sales Agreement. The Company is not obligated to sell any shares under the ATM Sales Agreement. Subject to the terms and conditions of the Agreement, the Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares from time to time based upon the Company’s instructions, including the number of shares to be issued, the time period during which sales are requested to be made and any minimum price below sales may not be made.

Deferred Shares

As part of the equity consideration transferred in the Business Combination on March 19, 2019, Steiner and Haymaker Sponsor, LLC (“Haymaker Sponsor”) received deferred shares which provided the right to receive 1,600,000 shares of OneSpaWorld common stock. In connection with the 2020 Private Placement, the parties agreed to amend the terms of the Founder Deferred Shares (as defined in the BCA), such that, effective as of the closing of the 2020 Private Placement, such shares will be issuable upon the occurrence of any of the following: (A) the first day on which the common shares achieve a 5-day volume weighted average price equal to or greater than $10.50 (such share price, as may be adjusted, the “Price Target”); (B) in the case of a change in control of the Company, if the price per common share paid or payable in connection with such change in control is equal to or greater than the Price Target; or (C) the two-year anniversary of the closing of the 2020 Private Placement.

During March 2021, we issued and delivered an aggregate of 1,600,000 voting common shares upon the achievement of the price target discussed above.

Warrant Liabilities

Sponsor Warrants

As of June 30, 2021 and December 31, 2020, 8.0 million Sponsor Warrants were issued and outstanding.

Public Warrants

As of June 30, 2021 and December 31, 2020, 16,145,379 and 16,150,379 Public Warrants were issued and outstanding, respectively.

2020 PIPE Warrants

As of June 30, 2021 and December 31, 2020, 5.0 million 2020 PIPE Warrants were issued and outstanding.

Secondary Offering

On June 23, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Steiner as a selling shareholder, the other selling shareholders named therein (collectively with Steiner, the “Selling Shareholders”) and Stifel, Nicolaus & Company, Incorporated, as representative of the underwriters named therein (collectively, the “Underwriters”), pursuant to which the Selling Shareholders agreed to sell to the Underwriters, and the Underwriters agreed to purchase from the Selling Shareholders, subject to and upon the terms and conditions set forth therein, an aggregate of 8,421,053 common shares, par value $0.0001 per share, of the Company, at a price of $9.50 per share (the “Firm Shares”). Steiner also granted the Underwriters a 30-day option to purchase up to an additional 1,263,158 shares (the “Additional Shares”). The offering of the Firm Shares and the Additional Shares, the (“Secondary Offering”) are on the same terms and conditions. On June 25, 2021, the Underwriters notified the Company and the Selling Shareholders of their intent to exercise their option to purchase the 1,263,158 Additional Shares in full, and on June 28, 2021, the Secondary Offering was completed. The Company received no proceeds from the Secondary Offering.

6. STOCK-BASED COMPENSATION

During the six months ended June 30, 2021, 941,512 options, 18,985 RSUs and 28,478 PSUs, were forfeited due to the retirement of our former Chief Executive Officer.

The share-based compensation expense for the three months ended June 30, 2021 and 2020 was $1.7 million and $0.4 million, respectively, which is included as a component of salary and payroll taxes in the accompanying condensed consolidated and statements of operations.

The share-based compensation expense for the six months ended June 30, 2021 and 2020 was $5.4 million and $0.8 million, respectively, which is included as a component of salary and payroll taxes in the accompanying condensed consolidated and statements of operations

The following is a summary of options activity for the six months ended June 30, 2021:

Stock Options Activity	Number of Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2020	4,375,891	$12.99	$4.48
Granted	-	-	-
Exercised	-	-	-
Forfeited	(941,512)	12.99	4.48
Outstanding at June 30, 2021	3,434,379	$12.99	$4.48
Vested at June 30, 2021	3,434,379	$12.99	$4.48

The following is a summary of RSUs activity for the six months ended June 30, 2021:

Restricted Share Units Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2020	1,831,115	$7.32
Granted	-	-
Vested	(57,061)	15.54
Forfeited	(19,410)	15.67
Non-vested share units as of June 30, 2021	1,754,644	$6.97

The following is a summary of PSUs activity for the six months ended June 30, 2021:

Performance Share Unit Activity	Number of Market Based-Awards	Weighted-Average Grant Date Fair Value	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2020	981,416	$4.83	129,920	$15.67
Granted	-	-	-	-
Vested	(543,167)	4.65	(7,305)	15.67
Forfeited	-	-	(28,903)	15.67
Non-vested share units as of June 30, 2021	438,249	$5.04	93,712	$15.67

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's condensed consolidated balance sheets and was $0.7 million, as of June 30, 2021 and December 31, 2020.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of June 30, 2021 and December 31, 2020.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of June 30, 2021, and December 31, 2020, our receivables from contracts with customers were $4.1 million and $3.0 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service revenues:
Maritime	$958	$119	$1,114	$80,933
Destination resorts	6,690	95	11,138	8,854
Total service revenues	7,648	214	12,252	89,787
Product revenues:
Maritime	358	-	453	23,381
Destination resorts	534	8	954	622
Timetospa.com	615	776	1,086	1,515
Total product revenues	1,507	784	2,493	25,518

Total revenues	$9,155	$998	$14,745	$115,305

8. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates facilities on cruise ships and in destination resort health and wellness centers, which provide health and wellness services and sell beauty products onboard cruise ships and in destination resort health and wellness centers. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer, who is the Company’s CODM, in determining how to allocate the Company’s resources and evaluate performance.

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
U.S.	$4,555	$791	$7,376	$8,127
Not connected to a country	1,315	102	1,567	101,774
Other	3,285	105	5,802	5,404
Total	$9,155	$998	$14,745	$115,305

	As of
	June 30, 2021	December 31, 2020
Property and equipment, net:
U.S.	$6,421	$7,145
Not connected to a country	5,426	6,242
Other	2,739	3,669
Total	$14,586	$17,056

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2021 and 2020, respectively (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2021			Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2020
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss
Accumulated other comprehensive (loss) income, beginning of period	$(560)	$(4,915)	$(5,475)	$(183)	$902	$719
Other comprehensive (loss) income before reclassifications	114	705	819	(304)	(7,054)	(7,358)
Amounts reclassified from accumulated other comprehensive loss	-	980	980	-	370	370
Net current period other comprehensive (loss) income	114	1,685	1,799	(304)	(6,684)	(6,988)
Accumulated other comprehensive (loss) income, end of period	$(446)	$(3,230)	$(3,676)	$(487)	$(5,782)	$(6,269)
(1)	See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

The fair value of outstanding long-term debt as of June 30, 2021 and December 31, 2020 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's long-term debt were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
First lien term loan facility	$202,457	$199,110	$202,457	$188,560
Second lien term loan facility	25,000	24,300	25,000	20,950
First lien revolving facility	7,000	6,890	7,000	6,680
Total debt (a)	$234,457	$230,300	$234,457	$216,190
(a)	The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2021				Fair Value Measurements at December 31, 2020
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	Other current liabilities	$1,642	$-	$1,642	$-	$1,796	$-	$1,796	$-
Warrants	Warrant liabilities	107,300	-	107,300		104,700	-	104,700	-
Derivative financial instruments (1)	Other long term liabilities	1,589	-	1,589	-	3,119	-	3,119	-
Total liabilities		$110,531	$-	$110,531	$-	$109,615	$-	$109,615	$-

(1)	Consists of an interest rate swap.

Warrants

Public Warrants and 2020 PIPE Warrants

The fair value of the Public Warrants and 2020 PIPE Warrants are considered a Level 2 valuation and are determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	June 30, 2021		December 31, 2020
	Public Warrants	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants
Stock price	$9.69	$9.69	$10.14	$10.14
Strike price	$11.50	$5.75	$11.50	$5.75
Remaining life (in years)	2.72	3.95	3.22	4.45
Volatility	67.0%	67.0%	54.0%	54.0%
Interest rate	0.4%	0.7%	0.2%	0.3%
Redemption price	$18.00	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Sholes model. The significant assumptions which the Company used in the model are:

	June 30, 2021	December 31, 2020
Stock price	$9.69	$10.14
Strike price	$11.50	$11.50
Remaining life (in years)	2.72	3.22
Volatility	67.0%	54.0%
Interest rate	0.4%	0.2%
Dividend yield	0.0%	0.0%

Derivatives

Market risk associated with the Company’s long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. These instruments are recorded on the balance sheet at their fair value and are designated as hedges. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged.

The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of its hedged forecasted transactions. The Company uses regression analysis for this hedge relationship and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivative and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. These agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective agreement without an exchange of the underlying notional amount. The Company classifies derivative instrument cash flows from hedges of benchmark interest rate as operating activities due to the nature of the hedged item. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of Accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. If it is determined that the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings.

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of June 30, 2021 and December 31, 2020, the notional amount is $141.3 million and $151.4 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $1.5 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Losses) gain recognized in accumulated other comprehensive income (loss)	$(194)	$(1,098)	$705	$(7,054)

Gains (losses) reclassified from accumulated other comprehensive income (loss) to interest expense	$487	$408	$980	$370

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Trade Name

For the six months ended June 30, 2020, we recognized goodwill impairment charges of $190 million for our two segment reporting units and an impairment charge of $0.7 million for the trade name (See “Note 3”). The determination of our reporting units' goodwill and trade name fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments. A change in the principal assumptions which influences the determination of fair value of our trade name, may result in a need to recognize an additional impairment charge.

The principal assumptions, all of which are considered Level 3 inputs and the valuation techniques used for the six months ended June 30, 2020 consisted of:

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

11. INCOME TAXES

The Company recorded an income tax expense of approximately $0.017 million, $0.043 million and $1.8 million for the three months ended June 30, 2021, for the six months ended June 30, 2021 and for the six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, we recorded a tax benefit of $0.015 million. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to the change in valuation allowance, foreign rate differential including income earned in jurisdictions not subject to income taxes and withholding taxes due in various jurisdictions.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter as of June 30, 2021 and December 31, 2020, and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

13. SUBSEQUENT EVENTS

On August 3, 2021, Leonard Fluxman, Executive Chairman and Chief Executive Officer, and Stephen Lazarus, Chief Financial Officer and Chief Operating Officer, voluntarily forfeited outstanding options to purchase an aggregate of 3.4 million of the Company’s common shares.

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

Due to the global impact of COVID-19, we experienced a near cessation of our operations commencing in the first quarter of 2020. We cannot fully predict the continuing impacts of COVID-19 on the industry or on our business. Despite this uncertainty, we believe we have certain strengths that have positioned us as a leader in the hospitality-based health and wellness industry and to participate in the recovery of the cruise industry and the hospitality industry.

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Prior to the near cessation of our operations due to COVID-19, our highly trained and experienced staff offered guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard cruise ships and at destination resorts globally. We are the market leader at more than 20x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform as well as decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay.

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

In December 2019, COVID-19 was initially reported in Wuhan, China. Shortly thereafter, the World Health Organization declared COVID-19 to be a “Public Health Emergency of International Concern” affecting all parts of the world on a global-scale. On March 14, 2020, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order, as a result of which a majority of our cruise line partners voluntarily suspended their operations. The No Sail Order was replaced by the CDC’s Framework for Conditional Sailing Order on October 30, 2020, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. The Framework for Conditional Sailing Order outlines a phased approach for gradually permitting cruise ship passenger operations in U.S. waters, subject to certain conditions and guidelines. As of the date of this report, the Conditional Sailing Order and related measures, such as technical guidelines, have become nonbinding recommendations for cruise lines arriving in or departing from a port in Florida, which most Florida-porting ships have chosen to voluntarily follow. We are continuing to review the CDC’s guidelines in connection with the Framework for Conditional Sailing Order as well as monitor the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings. We also believe that there have been positive developments around the availability and widespread distribution of effective COVID-19 vaccines, which we believe will be important to achieve historical occupancy levels of our cruise line and resorts partners.

The Food and Drug Administration has approved certain vaccines for Emergency Use Authorization. These COVID-19 vaccines have been shown to be highly effective in clinical trials and are being distributed to populations in the United States and around the world. While these vaccines are a promising milestone in global efforts to contain and eliminate COVID-19, uncertainties remain, including whether any additional vaccines will receive regulatory approval, the risk of differing interpretations and assessments by the scientific community during the peer review/publication process, widespread adoption of the vaccines by consumers, the availability of the raw materials needed in the quantities required to manufacture the vaccine, pricing and access challenges, storage, distribution and administration requirements, and logistics. Recently, new COVID-19 variants were recognized in India, Brazil, South Africa, the United Kingdom and the United States, among other jurisdictions. These variants have the potential to increase the lethality and have increased the spread of COVID-19, may reduce vaccine effectiveness, and may prolong the COVID-19 pandemic.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic is currently impacting global operations in the travel and hospitality industry worldwide by necessitating the closure of destination resorts, travel and hospitality services and significantly reducing demand worldwide for travel and hospitality services. We are unable to predict the course of COVID-19, but it has had, and we anticipate that it will continue to have, a material negative impact on our business performance, results of operations and financial condition in 2021.

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

The Company is not reporting the financial indicators above due to the effect of COVID-19 on its business, as the comparison of these key performance indicators for the three and six months ended June 30, 2021 is not meaningful.

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

Provision for income taxes. Provision for income taxes includes current and deferred federal income tax expenses, as well as state and local income taxes. See “—Critical Accounting Policies—Income Taxes” included in our Form 10-K/A for the year ended December 31, 2020 (the “2020 10-K/A”).

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

•

The number of ships and destination resorts in which we operate health and wellness centers. Revenue is impacted by net new ship growth, ships out of service, unanticipated dry-docks, ships prevented from sailing due to outbreaks of illnesses, such as the COVID-19 pandemic, and the number of destination resort health and wellness centers operating in each period.

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

•

Collaboration with cruise line partners, including targeted marketing and promotion initiatives, as well as implementation of proprietary technologies to increase center utilization via pre-booking and pre-payment. We are now directly marketing and distributing promotions to onboard passengers as a result of enhanced collaboration with select cruise line partners. We have also begun to implement proprietary pre-booking and pre-payment technology platforms that interface with our cruise line partners’ pre-cruise planning systems. These areas of increased collaboration with select cruise line partners are resulting in higher revenue generation across our health and wellness centers.

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

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended June 30, 2021	% of Total Revenue	Three Months Ended June 30, 2020 (as restated)	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$7,648	84%	$214	21%
Product revenues	1,507	16%	784	79%
Total revenues	9,155	100%	998	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	9,561	104%	12,559	1258%
Cost of products	1,504	16%	1,623	163%
Administrative	4,862	53%	4,940	495%
Salary and payroll taxes	5,988	65%	5,091	510%
Amortization of intangible assets	4,206	46%	4,206	421%
Goodwill and tradename intangible assets impairment	—	0%	—	0%
Total cost of revenues and operating expenses	26,121	285%	28,419	2848%
Loss from operations	(16,966)	-185%	(27,421)	-2748%
OTHER INCOME (EXPENSE), NET:
Interest expense and warrants issuance cost	(3,412)	-37%	(5,387)	-540%
Change in fair value of warrant liabilities	20,700	226%	12,100	1212%
Total other income (expense), net	17,288	189%	6,713	673%
Income (loss) before tax expense (benefit)	322	4%	(20,708)	-2075%
INCOME TAX EXPENSE (BENEFIT)	17	0%	(15)	-2%
NET INCOME (LOSS)	$305	3%	$(20,693)	-2073%
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE:
Basic	$0.00		$(0.31)
Diluted	$(0.04)		$(0.31)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	90,563		65,916
Diluted	92,932		65,916

Comparison of Results for the three months ended June 30, 2021 compared to three months ended June 30, 2020 (as restated)

Results of operations in the second quarter of 2021 continued to be materially adversely impacted by the COVID-19 pandemic that resulted in cancellation of all of the Company’s voyages and the closing of many destination resort health and wellness centers as of the end of the first quarter of 2020.  During the second quarter of 2021, our operations had resumed on 14 cruise ships and in 42 destination resort spas. Accordingly, we believe that the comparison of these results to the three months ended June 30, 2020 is not meaningful.

Revenues. Revenues for the three months ended June 30, 2021 and 2020 were $9.2 million and $1.0 million, respectively. The three months ended June 30, 2021 revenues were derived primarily from our destination resort health and wealth centers.  Fourteen of our health and wellness centers onboard ships had resumed operation as of June 30, 2021, with the majority of those coming into service towards the end of the quarter.  Revenues for three months ended June 30, 2020 were negatively impacted by the COVID-19 pandemic and the resulting March 14, 2020 No Sail Order with revenues derived primarily from our e-commerce product sales through the Company’s timetospa.com website.

The break-down of revenue growth between service and product revenues was as follows:

•

Service revenues. Service Revenues for the three months ended June 30, 2021 were $7.6 million, an increase of $7.4 million, or 3,474%, compared to $0.2 million for the three months ended June 30, 2020. The increase is related to health and wellness centers having resumed operations in the second quarter of 2021, whereas the substantial majority were closed in the second quarter of 2020.

•

Product revenues. Product Revenues for the three months ended June 30, 2021 were $1.5 million, an increase of $0.7 million, or 92%, compared to $0.8 million for the three months ended June 30, 2020. The increase is related to health and wellness centers having resumed operations in the second quarter of 2021, whereas the majority were closed in the second quarter of 2020.

Cost of services. Cost of services for the three months ended June 30, 2021 were $9.6 million, a decrease of $3.0, million or 24%, compared to $12.6 million for the three months ended June 30, 2020. The decrease was primarily attributable to the three months ended June 30, 2020 having included significant costs related to the repatriation of onboard personnel and costs related to the closure of our facilities on land and at sea.

Cost of products. Cost of products for the three months ended June 30, 2021 were $1.5 million, a decrease of $0.1 million, or 7%, compared to $1.6 million for the three months ended June 30, 2020. The three months ended June 30 ,2021 includes significant freight costs related to the resumption of service and the three months ended June 30, 2020 included the establishment of a $0.5 million inventory reserve.

Administrative. Administrative expenses for the three months ended June 30, 2021 and 2020 were $4.9 million for both periods.

Salary and payroll taxes. Salary and payroll taxes for the three months ended June 30, 2021 were $6.0 million, an increase of $0.9 million, or 18%, compared to $4.9 million for the three months ended June 30, 2020. The increase was primarily attributable to non-cash stock-based compensation expense partially offset by lower corporate salaries due to salary reductions and lower headcount, which were put in place due to the COVID-19 pandemic. The three months ended June 30, 2021 had $1.7 million non-cash stock-based compensation expense compared to $0.4 million in the three months ended June 30, 2020.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2021 and 2020 were $4.2 million for both periods.

Other income (expense), net. Other income (expense) expenses, net includes interest expense and warrants issuance cost and change in the fair value of the warrant liabilities. Interest expense and warrants issuance cost for the three months ended June 30, 2021 were ($3.4) million, a decrease of $2.0 million or 37%, compared to ($5.4) million for the three months ended June 30, 2020. The decrease was primarily attributable to warrant issuance cost of $1.4 million recorded in 2020 and lower interest rates for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The change in fair value of the outstanding warrants during the three months ended June 30, 2021 was a gain of $20.7 million compared to a gain of $12.1 million during the three months ended June 30, 2020. The change in fair value of warrants is the result of changes in market prices deriving the value of the financial instruments.

Income tax expenses (benefit). Income tax expenses (benefit) for the three months ended June 30, 2021 were an expense of $17 thousand, an increase of $32 thousand, or 213%, compared to a benefit of $15 thousand for the three months ended June 30, 2020.

Net income (loss). Net income for the three months ended June 30, 2021 was $0.3 million, an increase of $21.0 million, or 101%, compared to a loss of $(20.7) million for the three months ended June 30, 2020. The $21.0 million improvement in the second quarter of fiscal 2021 was primarily a result of a $10.5 million improvement in the Company’s loss from operations plus the $8.6 million positive change in the fair value of warrants.  The change in fair value of warrants is the result of changes in market prices deriving the value of the financial instruments.

Comparison of Results for the Six Months Ended June 30, 2021 and 2020 (as restated)

As discussed above, our results of operations for the six months ended June 30, 2021 continued to be materially adversely impacted by the COVID-19 pandemic. Accordingly, we believe that the comparison of these results to the six months ended June 30, 2020 is not meaningful.

	Consolidated
	Six Months Ended June 30, 2021	% of Total Revenue	Six Months Ended June 30, 2020 (as restated)	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$12,252	83%	$89,787	78%
Product revenues	2,493	17%	25,518	22%
Total revenues	14,745	100%	115,305	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	17,045	116%	93,138	81%
Cost of products	2,799	19%	23,759	21%
Administrative	8,706	59%	9,523	8%
Salary and payroll taxes	13,640	93%	10,263	9%
Amortization of intangible assets	8,412	57%	8,412	7%
Goodwill and tradename intangible assets impairment	—	0%	190,777	165%
Total cost of revenues and operating expenses	50,602	343%	335,872	291%
Loss from operations	(35,857)	-243%	(220,567)	-191%
OTHER (EXPENSE) INCOME, NET:
Interest expense and warrants issuance cost	(6,763)	-46%	(9,130)	-8%
Change in fair value of warrant liabilities	(2,600)	-18%	62,400	54%
Total other (expense) income, net	(9,363)	-63%	53,270	46%
Loss before tax expense	(45,220)	-307%	(167,297)	-145%
INCOME TAX EXPENSE	43	0%	1,758	2%
NET LOSS	$(45,263)	-307%	$(169,055)	-147%
NET LOSS PER VOTING AND NON-VOTING SHARE:
Basic	$(0.51)		$(2.66)
Diluted	$(0.51)		$(2.66)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	88,903		63,543
Diluted	88,903		63,543

Revenues

Revenues for the six months ended June 30, 2021 and 2020 were $14.7 million and $115.3 million, respectively. The 2021 decrease of $100.6 million, or 87%, was significantly driven by the COVID-19 pandemic, which resulted in the cancellation of all cruise ship voyages and closure of all destination resort health and wellness centers where we operate during mid-March 2020 through June 30, 2020. The six months ended June 30, 2021 revenues were derived primarily from our destination resort health and wealth centers. Fourteen of our spas onboard ships had resumed operation as of June 30, 2021 with the majority of those coming into service towards the end of the quarter.

The break-down of revenue between service and product revenues was as follows:

•

Service revenues. Service revenues for the six months ended June 30, 2021 were $12.3 million, a decrease of $77.5 million, or 86%, compared to $89.8 million for the six months ended June 30, 2020. The six months ended June 30, 2020 included revenues before COVID-19 was declared a pandemic on March 10, 2020. The six months ended June 30, 2021 included revenues related to the resumption of service at our destination resort health and wellness centers and 14 of our spas onboard ships which had resumed operation as of June 30, 2021, with the majority of those coming into service towards the end of the second quarter.

•

Product revenues. Product revenues for the six months ended June 30, 2021 were $2.5 million, a decrease of $23.0 million, or 90%, compared to $25.5 million for the six months ended June 30, 2020. The six months ended June 30, 2020 included revenues before COVID-19 was declared a pandemic on March 10, 2020. The six months ended June 30, 2021 included revenues related to the resumption of service at our destination resort health and wellness centers and 14 of our spas onboard ships which had resumed operation as of June 30, 2021, with the majority of those coming into service towards the end of the second quarter.

Cost of services. Cost of services for the six months ended June 30, 2021 were $17.0 million, a decrease of $76.1 million, or 82%, compared to $93.1 million for the six months ended June 30, 2020. The decrease was primarily attributable to the decline in revenue due to the impact of the COVID-19 pandemic.

Cost of products. Cost of products for the six months ended June 30, 2021 were $2.8 million, a decrease of $21.0 million, or 88%, compared to $23.8 million for the six months ended June 30, 2020. The decrease was primarily attributable to the decline in revenue due to the impact of the COVID-19 pandemic.

Administrative. Administrative expenses for the six months ended June 30, 2021 were $8.7 million, a decrease of $0.8 million or 9%, compared to $9.5 million for the six months ended June 30, 2020. The decrease was primarily attributable to the reduction in costs of recruitment and training of onboard staff necessitated by cancelled cruises in the six months ended June 30, 2021, offset by higher professional fees.

Salary and payroll taxes. Salary and payroll taxes for the six months ended June 30, 2021 were $13.6 million, an increase of $3.4 million, or 33%, compared to $10.3 million for the six months ended June 30, 2020. The increase was primarily attributable to non-cash stock-based compensation expense partially offset by lower corporate salaries due to salary reductions and lower headcount, which were put in place due to the COVID-19 pandemic. The six months ended June 30, 2021 had $5.4 million non-cash stock-based compensation expense, compared to $0.9 million in the six months ended June 30, 2020.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2020 and 2021 were $8.4 million for both periods.

Goodwill and trade name impairment charges. Goodwill and trade name impairment charges for the six months ended June 30, 2020 were $190.8 million. This was comprised of goodwill and trade name impairment charges of $190.1 million and $0.7 million, respectively.

Other income (expense), net. Other income (expense) expenses, net includes interest expense and warrants issuance costs and changes in the fair value of the warrant liabilities. Interest expense and warrants issuance cost for the six months ended June 30, 2021 were ($6.8) million, a decrease of $2.4 million, or 26%, compared to ($9.1) million for the six months ended June 30, 2020. The decrease was primarily related to $1.4 million warrant issuance costs during the six months ended June 30, 2020.

Income tax expenses. Income tax expenses for the six months ended June 30, 2021 were $43 thousand, a decrease of $1.7 million, or 98%, compared to $1.8 million for the six months ended June 30, 2020. The increase was driven by a $1.7 million increase in valuation allowance related to the Company’s beginning-of-year deferred tax assets that are not realizable during the six month period ended June 30, 2020.

Net loss. Net loss for the six months ended June 30, 2021 was $(45.3) million, a decrease in net loss of $123.8 million, or 73%, compared to a net loss of $(169.1) million for the six months ended June 30, 2020. The decrease in the net loss principally resulted from the non-recurring $190.8 million goodwill and tradename intangible asset impairment charge recorded in 2020 period and the $65.0 million change in the fair value of warrants versus the prior year six month period. The change in fair value of warrants is the result of changes in market prices deriving the value of the financial instruments.

Liquidity and Capital Resources

Overview

Due to the impact of COVID-19, we have taken prudently aggressive actions to increase our financial flexibility, including closing all spas on cruise ships where voyages had been cancelled, and closing all U.S., Caribbean-based and Asian based destination resort spas, certain of which reopened during the first quarter of 2021 and the third and fourth quarters of 2020. Additionally, we have increased financial flexibility by securing and reallocating capital resources, including: (i) eliminating all non-essential operating and capital expenditures, (ii) withdrawing the Company dividend program until further notice, (iii) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors, (iv) the completion of the 2020 Private Placement on June 12, 2020; (v) borrowing $7 million, net, on our revolving credit facility, leaving $13 million available and undrawn; (vi) furloughing 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminating the employment of 66% of such personnel, of which substantially all had returned to work as of June 30, 2021; and (vii) entering into an agreement to allow for the Company to operate its ATM Program, which permits the Company to sell, from time to time, common shares up to an aggregate offering price of $50.0 million. We have historically funded our operations with cash flow from operations.

The ATM Program described above is governed by an At-The-Market Offering Sales Agreement with Stifel Nicolaus & Company, entered into on December 7, 2020. Under the ATM Program, we may offer and sell, from time to time, common shares having an aggregate offering price of up to $50.0 million (the “ATM Shares”). Any ATM Shares sold under the ATM Program will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-239628), which was declared effective by the SEC on July 22, 2020, the base prospectus filed as part of such registration statement, and the prospectus supplement, dated December 7, 2020 and filed by the Company with the SEC. During the six months ended June 30, 2021 we issued and sold an aggregate of 1.7 million common shares at an average price of $11.18 per share for aggregate net proceeds of $18.5 million, which were net of equity issuance costs of $0.6 million. During the year ended December 31, 2020, we issued and sold an aggregate of 1.3 million common shares at an average price of $9.18 per share for aggregate net proceeds of $11.1 million, which were net of equity issuance costs of $0.6 million.

Our principal uses for liquidity have been debt service and working capital. We expect that as our cruise line partners resume operations, we will have increased costs related to the redeployment of employees to sailing locations and other costs associated with resuming our operations.

Taking into account the costs described above, our current resources and vessels expected to return to sailing, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the six months ended June 30, 2021 and the six months ended June 30, 2020.

(in thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
		(as restated)
Net loss	$(45,263)	$(169,055)
Depreciation and amortization	11,370	12,337
Goodwill and tradename intangible asset impairment	—	190,777
Amortization of deferred financing costs	513	513
Warrant issuance costs	—	1,386
Change in fair value of warrant liabilities	2,600	(62,400)
Stock-based compensation	5,360	850
Provision for doubtful accounts	81	162
Inventories write-downs	—	500
Loss from write-offs of property and equipment	156	—
Deferred income taxes	—	1,671
Change in working capital	5,509	14,544
Cash Flow (Used in) from Operating Activities	(19,674)	(8,715)
Capital expenditures	(677)	(1,532)
Cash Flow Used in Investing Activities	(677)	(1,532)
Proceeds from At-the Market Equity Offering, net of issuance costs paid	18,550	—
Proceeds from 2020 private placement, net of issuance cost	—	72,012
Proceeds from revolver facility	—	20,000
Repayment on revolver facility	—	(13,000)
Purchase of public warrants	—	(879)
Cash paid to acquire noncontrolling interest	—	(10,810)
Distribution to noncontrolling interest	—	(4,011)
Cash Flow from Financing Activities	18,550	63,312
Effect of exchange rates	148	(304)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(1,653)	$52,761

Comparison of Results for the six months ended June 30, 2021 and 2020 (as restated)

Operating activities. Our net cash provided by (used in) operating activities for the six months ended June 30, 2021 and 2020, were $(19.7) million and $(8.7) million, respectively. In the six months ended June 30, 2021, the Company incurred a cash deficit as it had minimal revenue generation on cruise ships due to the COVID-19 pandemic, while still incurring operating expenses.

Investing activities. Our net cash used in investing activities for the six months ended June 30, 2021 and 2020 were $(0.7) million and $(1.5) million, respectively. In the six months ended June 30, 2021, the Company incurred less capital expenditures due to the COVID-19 pandemic as compared to the six months ended June 30, 2020.

Financing activities. Our net cash provided by financing activities for the six months ended June 30, 2021 and 2020 were $18.6 million and $63.3 million, respectively. For the six months ended June 30, 2021, the Company sold 1.7 million common shares under the ATM Program, resulting in $18.5 million in net proceeds. In the six months ended June 30, 2020, the Company closed the 2020 Private Placement ($72.0 million proceeds through June 30, 2020, net of issuance costs paid), purchased the 40% noncontrolling interest of Medispa Limited for $12.3 million in a combination of $10.8 million in cash and 98,753 shares of the Company’s common stock at a share price of $15.26, and borrowed a net $7.0 million under the First Lien Revolving Facility due to COVID-19.

Seasonality

Prior to the COVID-19 pandemic, a significant portion of our revenues were generated onboard cruise ships. We experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally resulted in the highest revenue yields for us. Further, cruises and destination resorts have been negatively affected by the frequency and intensity of hurricanes. The negative impact of hurricanes in the Northern Hemisphere is highest during peak hurricane season from August to October. Seasonality has not been a factor impacting our operations during the period to date of the COVID-19 pandemic. We expect seasonality factors impacting our operations will reoccur at such time as the COVID-19 pandemic substantially abates.

Contractual Obligations

As of June 30, 2021, our future contractual obligations have not changed significantly from the amounts included within our 2020 10-K/A.

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

Our critical accounting policies are included in our 2020 10-K/A. We believe that there have been no significant changes during the three months ended June 30, 2021 to the critical accounting policies disclosed in our 2020 10-K/A.

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

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report and other disclosures, we may issue “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We attempt, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “forecast,” “future,” “intend,” “plan,” “estimate” and similar expressions of future intent or the negative of such terms. Such forward-looking statements include, but are not limited to, statements regarding:

•	the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition, including cash flows and liquidity;
•	the Company’s plans to resume its business operations in accordance with the CDC’s guidelines in connection with the Framework for Conditional Sailing Order;
•

the demand for the Company’s services and products, together with the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors or changes in the business environment in which the Company operates;

•	changes in consumer preferences or the market for the Company’s services and products;
•	changes in applicable laws or regulations;
•	competition for the Company’s services and products and the availability of competition for opportunities for expansion of the Company’s business;
•	difficulties of managing growth profitably;
•	the loss of one or more members of the Company’s management team;
•	changes in the market for the services and products we offer for sale;
•

other risks and uncertainties included from time to time in the Company’s reports, including the Company’s 2020 10-K/A, and all amendments to those reports, as filed with the U.S. Securities and Exchange Commission; and

•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These risks are discussed in further detail, along with other risks and uncertainties, in our 2020 10-K/A filed with the Securities and Exchange Commission. That report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our 2020 10-K/A.

Item 4.	Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While these vaccines are a promising milestone in global efforts to contain and eliminate COVID-19, a number of uncertainties remain, including whether any additional vaccines will receive regulatory approval, the risk of differing interpretations and assessments by the scientific community during the peer review/publication process, widespread adoption of the vaccines by consumers, the availability of the raw materials needed in the quantities required to manufacture the vaccine, pricing and access challenges, storage, distribution and administration requirements, and logistics. There can be no assurance as to when a sufficient number of individuals will be vaccinated, permitting travel restrictions to be lifted. Recently, new COVID-19 variants were recognized in Brazil, South Africa, the United Kingdom and the United States, among other jurisdictions. These variants have the potential to increase the lethality, have increased the spread of COVID-19, may reduce vaccine effectiveness, and may prolong the duration of the pandemic, materially negatively impacting our business performance, results of operations and financial condition, including liquidity.

In response to the COVID-19 pandemic, on March 14, 2020, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a No Sail Order, as a result of which a majority of our cruise line partners voluntarily suspended their operations. The No Sail Order was replaced by the CDC’s Framework for Conditional Sailing Order on October 30, 2020, which will remain in effect until the earliest of (1) the expiration of the Secretary of Health and Human Services’ declaration that COVID-19 constitutes a public health emergency, (2) the CDC Director rescinds or modifies the order based on specific public health or other considerations, or (3) November 1, 2021. The Framework for Conditional Sailing Order outlines a phased approach for gradually permitting cruise ship passenger operations in U.S. waters, subject to certain conditions and guidelines. As of the date of this report, the Conditional Sailing Order and related measures, such as technical guidelines, have become nonbinding recommendations for cruise lines arriving in or departing from a port in Florida, which most Florida-porting ships have chosen to voluntarily follow. We are continuing to review the CDC’s guidelines in connection with the Framework for Conditional Sailing Order as well as monitor the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings. As of June 30, 2021, 14 of the ships we serve had commenced sailing and 42 of our destination resort spas were operating.

The COVID-19 pandemic has materially adversely impacted our business, operations, results of operations and financial condition, including liquidity, and is expected to continue to materially adversely impact our business, operations, results of operations and financial condition, including liquidity, in the second quarter and fiscal year 2021 and possibly thereafter. We cannot presently estimate the extent to which the pandemic will impact our business, operations, results of operations or financial condition, including liquidity, which will depend on a number of factors, such as the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and cruises; and how quickly economies, travel and cruise activity, and demand for our services recover after the pandemic subsides.

To date we have incurred, and expect to continue to incur, significant costs caused by the COVID-19 pandemic. In light of the ongoing substantial suspension of cruise voyages, the Company has taken steps to reduce expenses, including (i) repatriating all of our shipboard staff, of which 779 have returned to work as of June 30, 2021, (ii) furloughing 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminating the employment of 66% of such personnel, of which substantially all had returned to work as of June 30, 2021, (iii) implementing furloughs, terminations of employment, or salary reductions for all corporate personnel, of which substantially all whose employment was not terminated have returned to work at full salary levels as of June 30, 2021, (iv) eliminating all non-essential operating and capital expenditures, and (v) deferring payment of the dividend declared by our Board in the first quarter of 2020 and suspending our dividend program until further notice, among other actions. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty, customer preferences, or our ability to attract and retain employees, relationships with cruise line and destination resort partners, relationships with key suppliers, and our reputation and market share may suffer as a result. Notwithstanding the mitigating actions we have undertaken, the Company continues to incur significant ongoing expenses. We expect also to incur additional COVID-19 related costs relating to greater hygiene-related protocols in our services that we expect to be mandated by government authorities or other international authorities or required by our cruise line and destination resort partners. In addition, we expect that the travel and hospitality industry as a whole will be subject to enhanced health and hygiene requirements in attempts to counteract or mitigate the impact of future outbreaks, which requirements may be costly and take a significant amount of time to implement.

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

As a result of COVID-19, credit agencies may downgrade our credit ratings in the future. If our credit ratings are downgraded in the future, or if general market conditions were to ascribe a higher risk to our credit rating levels, our access to capital and the cost of debt financing may be negatively impacted. The interest rate we pay on our existing debt instruments is affected by our credit ratings. Accordingly, a downgrade may cause our cost of borrowing to increase.

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

Our future success after the COVID-19 pandemic subsides is dependent on our ability to recruit and retain personnel qualified to perform our services. Shipboard employees typically are employed pursuant to agreements with terms of nine months. Our land-based health and wellness employees generally are employed without contracts, on an at-will basis. Other providers of shipboard health and wellness services compete with us for shipboard personnel. We also compete with destination resort health and wellness centers and other employers for our shipboard and land-based health and wellness personnel. After the effects of COVID-19 are controlled, and after we resume our operations, we may not be able to assemble a sufficient number of employees possessing the requisite training and skills necessary to conduct our business. Our inability to attract a sufficient number of qualified personnel in the future to provide our services and products could adversely impact our business, operations, results of operations and financial condition. In addition, due to the impact of COVID-19, the immigration approval processes in the United States have experienced severe backlog and may in the future proceed at a slower pace than previously had been the case. Since many of our shipboard employees are not United States citizens, exacerbation of this trend of immigration restrictions caused by COVID-19 could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

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

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of June 30, 2021, we have $234.5 million of secured indebtedness under our First Lien Term Loan Facility and Second Lien Term Loan Facility, and our First Lien Revolving Facility (collectively, the “Credit Facilities”). Our debt level and the terms of our financing arrangements could adversely affect our business, operations, results of operations and financial condition and limit our ability to successfully implement our growth strategies. In addition, under the Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, incur incremental additional indebtedness, or raise equity capital. We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

The Credit Facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could materially adversely affect our results of operations and cash flow.

We Previously Identified A Material Weakness in Our Internal Control over Financial Reporting Which Has Since Been Remediated. Any Future Failure to Establish and Maintain an Effective System of Internal Control over Financial Reporting Could Result in our Inability to Accurately Report our Financial Results, or do so in a Timely Manner, Which may Adversely Affect Investor Confidence in us and Materially Adversely Affect our Business and Operating Results.

Following the issuance of the SEC’s public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”) on April 30, 2021, our management and our audit committee concluded that, in light of the Statement, it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 (Successor), and the period from March 20, 2019 to December 31, 2019 (Successor) (the “Affected Periods”). As part of such process, our management and audit committee determined that our disclosure controls and procedures for the Affected Periods were not effective with respect to the classification of our warrants as components of equity as opposed to liabilities, and that the foregoing arose as a result of a material weakness in our internal control over financial reporting. As of March 31, 2021, the material weakness was remediated. However, we cannot assure you that other material weaknesses and control deficiencies will not occur in the future.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we identify any new material weakness in the future, any such newly identified material weakness could have caused or could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding accurate and timely filing of periodic reports and with applicable Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that any measures we have taken or may take in the future will be sufficient to avoid potential future material weaknesses. Additionally, as a result of the material weakness we previously identified in our internal controls over financial reporting for the Affected Periods, the Restatement, the change in the accounting treatment of our Warrants, as well as other matters raised or that may in the future be raised by the SEC, we may in the future be exposed to litigation or other disputes concerning, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the previously identified material weakness in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, regardless of its outcome, could have a material adverse effect on our business, operations, financial condition, results of operations and share price.

Our First and Second Lien Term Facilities Are Tied to LIBOR

The London interbank offered rate (“LIBOR”), is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our current portfolio of debt and financial instruments currently tied to LIBOR consists of the Company’s First and Second Lien Term Facilities. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. Dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate certain of our financing agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As of June 30, 2021, we had $234.5 million in outstanding indebtedness tied to LIBOR.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify herein and in our 2020 Annual Report on Form 10-K/A, which in turn could materially adversely affect our business, results of operation and financial condition, including liquidity, and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

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

*To be furnished by amendment within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2021

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Operating Officer and Chief Financial Officer
Principal Financial and Accounting Officer