Form 10-Q
period 2021-09-30
ONESPAWORLD HOLDINGS Ltd
filed 2021-11-05
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2021

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

As of September 30, 2021, the registrant had 74,175,938 voting shares and 17,185,500 non-voting shares of common stock issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,682	$41,552
Restricted cash	1,896	1,896
Accounts receivable, net	14,468	2,994
Inventories	24,796	27,200
Prepaid expenses	6,404	6,950
Other current assets	1,033	1,590
Total current assets	81,279	82,182
Property and equipment, net	13,909	17,056
Intangible assets, net	586,496	599,114
OTHER ASSETS:
Deferred tax assets	—	98
Other non-current assets	3,706	3,829
Total other assets	3,706	3,927
Total assets	$685,390	$702,279
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$13,179	$8,601
Accrued expenses	30,556	25,761
Current portion of long-term debt	1,255	—
Other current liabilities	2,361	2,713
Total current liabilities	47,351	37,075
Deferred rent	358	283
Income tax contingency	4,202	4,392
Warrant liabilities	104,200	104,700
Other long-term liabilities	3,726	5,568
Long-term debt, net	228,948	229,433
Total liabilities	388,785	381,451
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 74,175,938 issued and outstanding at September 30, 2021 and 69,292,596 shares issued and outstanding at December 31, 2020	7	7
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 17,185,500 shares issued and outstanding, at both September 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	680,927	649,540
Accumulated deficit	(380,851)	(323,246)
Accumulated other comprehensive loss	(3,480)	(5,475)
Total shareholders' equity	296,605	320,828
Total liabilities and shareholders' equity	$685,390	$702,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (as restated)	2021	2020 (as restated)
REVENUES:
Service revenues	$34,844	$1,108	$47,096	$90,895
Product revenues	8,791	681	11,284	26,199
Total revenues	43,635	1,789	58,380	117,094
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	33,157	7,191	50,202	100,329
Cost of products	8,395	1,467	11,194	25,226
Administrative	3,363	3,792	12,069	13,315
Salary and payroll taxes	6,676	4,504	20,316	14,767
Amortization of intangible assets	4,206	4,206	12,618	12,618
Goodwill and tradename intangible assets impairment	—	—	—	190,777
Total cost of revenues and operating expenses	55,797	21,160	106,399	357,032
Loss from operations	(12,162)	(19,371)	(48,019)	(239,938)
OTHER (EXPENSE) INCOME, NET:
Interest expense and warrants issuance cost	(3,151)	(3,464)	(9,914)	(12,594)
Change in fair value of warrant liabilities	3,100	(25,100)	500	37,300
Total other (expense) income, net	(51)	(28,564)	(9,414)	24,706
Loss before income tax expense (benefit)	(12,213)	(47,935)	(57,433)	(215,232)
INCOME TAX EXPENSE (BENEFIT)	129	(388)	172	1,370
NET LOSS	$(12,342)	$(47,547)	$(57,605)	$(216,602)
NET LOSS PER VOTING AND NON-VOTING SHARE
Basic	$(0.14)	$(0.56)	$(0.64)	$(3.06)
Diluted	$(0.14)	$(0.56)	$(0.64)	$(3.06)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	90,852	84,968	89,559	70,737
Diluted	90,852	84,968	89,559	70,737

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (as restated)	2021	2020 (as restated)
Net loss	$(12,342)	$(47,547)	$(57,605)	$(216,602)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(204)	89	(90)	(215)
Cash flows hedges:
Net unrealized (loss) gain on derivative	(75)	(126)	629	(7,179)
Amount realized and reclassified into earnings	475	519	1,456	888
Total other comprehensive income (loss) net of tax	196	482	1,995	(6,506)
Total comprehensive loss	$(12,146)	$(47,065)	$(55,610)	$(223,108)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

			Three Months Ended September 30, 2021
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, June 30, 2021	73,290	17,186	$9	$673,375	$(3,676)	$(368,509)	$301,199
Net income	—	—	—	—	—	(12,342)	(12,342)
Stock-based compensation	—	—	—	2,059	—	—	2,059
Foreign currency translation adjustment	—	—	—	—	(204)	—	(204)
Unrecognized gain on derivatives	—	—	—	—	400	—	400
At-The Market Equity Offering, net of issuance cost	552	—	—	5,493		—	5,493
Common shares issued under equity incentive plan	334	—	—	—	—	—	—
BALANCE, September 30, 2021	74,176	17,186	$9	$680,927	$(3,480)	$(380,851)	$296,605

			Nine Months Ended September 30, 2021
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2020	69,292	17,186	$9	$649,540	$(5,475)	$(323,246)	$320,828
Net loss	—	—	—			(57,605)	(57,605)
Stock-based compensation	—	—	—	7,419	—	—	7,419
Foreign currency translation adjustment	—	—	—	—	(90)	—	(90)
Unrecognized gain on derivatives	—	—	—		2,085	—	2,085
At-The Market Equity Offering, net of issuance cost	2,264	—	—	23,968	—	—	23,968
Common shares issued under equity incentive plan	1,015	—	—	—	—	—	—
Conversion of deferred shares into common shares	1,600	—	—	—	—	—	—
Conversion of public warrants into common shares	5	—	—	—	—	—	—
BALANCE, September 30, 2021	74,176	17,186	$9	$680,927	$(3,480)	$(380,851)	$296,605

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

CONTINUED

(Unaudited)

(in thousands)

			Three Months Ended September 30, 2020 (as restated)
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, June 30, 2020	67,782	$17,186	$9	$634,998	$(6,269)	$(204,324)	$424,414
Net loss	—	—	—	—	—	(47,547)	(47,547)
2020 Private Placement, net of issuance costs	—	—	—	—	—	—	—
Reclassification of public warrants to liabilities	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	1,110	—	—	1,110
Foreign currency translation adjustment	—	—	—	—	89	—	89
Unrecognized loss on derivatives	—	—	—	—	393	—	393
BALANCE, September 30, 2020	67,782	$17,186	$9	$636,108	$(5,787)	$(251,871)	$378,459

						Nine Months Ended September 30, 2020 (as restated)
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total OneSpaWorld Shareholders’ equity	Non-Controlling Interest	Total Shareholders’ Equity
BALANCE, December 31, 2019	61,119	—	$6	$616,888	$719	$(35,269)	$582,344	$8,124	$590,468
Net loss	—	—	—	—	—	(216,602)	(216,602)	—	(216,602)
Stock-based compensation	—	—	—	1,960	—	—	1,960	—	1,960
2020 Private Placement, net of issuance costs	6,564	17,186	3	53,785	—	—	53,788	—	53,788
Reclassification of public warrants to liabilities	—	—	—	(26,500)	—	—	(26,500)	—	(26,500)
Foreign currency translation adjustment	—	—	—	—	(215)	—	(215)	—	(215)
Unrecognized loss on derivatives	—	—	—	—	(6,291)	—	(6,291)	—	(6,291)
Dividend declared	—	—	—	(2,449)	—	—	(2,449)	—	(2,449)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,011)	(4,011)
Purchase of noncontrolling interest	99	—	—	(6,697)	—	—	(6,697)	(4,113)	(10,810)
Purchase of public warrants	—	—	—	(879)	—	—	(879)	—	(879)
BALANCE, September 30, 2020	67,782	17,186	$9	$636,108	$(5,787)	$(251,871)	$378,459	$—	$378,459

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,605)	$(216,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,859	18,271
Goodwill and tradename intangible assets impairment	—	190,777
Amortization of deferred financing costs	770	770
Warrants issuance cost	—	1,386
Change in fair value of warrant liabilities	(500)	(37,300)
Stock-based compensation	7,419	1,960
Provision for doubtful accounts	32	167
Loss from inventories write-downs	2,000	1,090
Loss from write-offs of property and equipment	178	90
Deferred income taxes	107	1,671
Changes in:		—
Accounts receivable, net	(11,506)	27,378
Inventories, net	404	1,480
Prepaid expenses	546	747
Other current assets	557	802
Other noncurrent assets	123	(221)
Accounts payable	4,543	(14,852)
Accrued expenses	4,795	2,705
Other current liabilities	(119)	(287)
Income taxes payable	—	(587)
Income tax contingency	(138)	231
Deferred rent	75	216
Net cash used in operating activities	(31,460)	(20,108)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,306)	(1,794)
Net cash used in investing activities	(1,306)	(1,794)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from At-the Market Equity Offering, net of issuance costs paid	24,003	—
Proceeds from 2020 private placement, net of issuance costs paid	—	68,602
Proceeds from revolver facility	—	20,000
Repayment on revolver facility	—	(13,000)
Purchase of public warrants	—	(879)
Dividend paid on common stock	—	(2,445)
Cash paid to acquire noncontrolling interest	—	(10,810)
Distributions to noncontrolling interest	—	(4,011)
Net cash provided by financing activities	24,003	57,457
Effect of exchange rate changes on cash	(107)	(204)
Net (decrease) increase in cash and cash equivalents and restricted cash	(8,870)	35,351
Cash and cash equivalents and restricted cash, Beginning of period	43,448	13,863
Cash and cash equivalents and restricted cash, End of period	$34,578	$49,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020 (as restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$18	$37
Interest	$9,506	$9,082
Non-cash transactions:
Unpaid declared dividends	$—	$2,449
Common stock issued to purchase noncontrolling interest	$—	$1,507

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Impact of Coronavirus (COVID-19) – Liquidity and Management’s Plans

The regional and global outbreak of the coronavirus pandemic (“COVID-19” or the “pandemic”) has negatively impacted and is expected to continue to have a material negative impact on the Company’s operations. On October 30, 2020, the U.S. Centers for Disease Control and Prevention (“CDC”) issued its Conditional Sailing Order, which outlines a phased approach for gradually permitting cruise ship passenger operations in U.S. waters, subject to certain conditions and guidelines. On October 25, 2021, the CDC announced a temporary extension to the Framework for Conditional Sailing Order through January 15, 2022, due to the continued spread of the Delta variant. After the expiration of this extension, the CDC intends to transition to a voluntary program, in coordination with the cruise ship operators and other stakeholders, to assist the cruise industry to detect, mitigate, and control the spread of COVID-19 onboard cruise ships and otherwise as a result of passenger and staff infection while on a cruise itinerary. As of the date of this report, the Conditional Sailing Order and related measures, such as technical guidelines, operate as nonbinding recommendations for cruise lines arriving in or departing from a port in Florida, which most Florida-porting ships have chosen to voluntarily follow. We are continuing to review the CDC’s guidelines in connection with the Framework for Conditional Sailing Order as well as monitor the actions of our cruise line partners with respect to their continued return to service. Our cruise line partners have restarted operations in a phased manner, following the requirements and recommendations of regulatory agencies, with reduced guest occupancy, modified itineraries and enhanced health, safety and vaccination protocols. We also believe that there have been positive developments around the availability and distribution of effective COVID-19 vaccines, which we believe will be important to achieving historical occupancy levels of our cruise line and destination resorts partners.

In September 2020, we began the resumption of limited spa operations with one of our cruise line-partners. Likewise, during the third and fourth quarters of 2020, we began the resumption of spa operations in a limited number of destination resorts as part of our phased-in return to service. As of September 30, 2021, 45 destination resort spas and 78 ships of our cruise line partners were operating. Starting in the first quarter of 2020, and continuing through the third quarter of 2021, COVID-19-related shutdowns have had a significant negative impact on our business, results of operations and financial condition. We believe the ongoing effects of COVID-19 on our operations will continue to have a significant negative impact on our financial results and liquidity and such negative impact may continue well beyond the containment of the pandemic. It is not possible to predict the ultimate impact of the pandemic, which will depend on a number of factors outside of our control, including, without limitation, the duration and scope of the pandemic, travel restrictions and advisories, the potential unavailability of ports and/or destinations of our cruise line partners, and the general impact on consumer sentiment regarding travel. The full effect of the pandemic on our financial performance cannot be quantified at this time and the full extent of the impact will be determined by the results of our return to service and the length of time COVID-19 influences actions by government authorities, personnel employment, consumer travel decisions, and policies, procedures and actions of our cruise line and destination resort spa partners; however we expect to report a net loss for the fourth quarter ending December 31, 2021 and for the year ending December 31, 2021.

On June 12, 2020, the Company closed its private placement (the “2020 Private Placement”) of $75 million in common equity and warrants to Steiner Leisure and its affiliates and other investors, including certain funds advised by Neuberger Berman Investment Advisers LLC and certain members of OSW management and its Board of Directors.

On December 7, 2020, the Company entered into an At-The-Market Equity Offering (“ATM”) Sales Agreement with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its common shares, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million. During the quarters ended December 2020, March 2021 and June 2021, we sold 1,259,195, 1,711,003 and 551,690 shares, respectively, under the ATM Sales Agreement for total net proceeds of $35.1 million. As of September 30, 2021, shares representing approximately $14 million remain available for sale under the ATM Sales Agreement. As of November 5, 2021, shares representing approximately $10.0 million remain available for sale under the ATM Sales Agreement.

The Company has also undertaken steps to mitigate the adverse impact of the pandemic, which have included, without limitation, the following:

•	commencing in March 2020, closed all spas on ships where voyages have been cancelled (as of September 30, 2021, we were operating spas onboard 78 vessels);
•	closed all destination resort spas as of March 26, 2020 (as of September 30, 2021, 45 destination resort spas had reopened and were operating);
•

The Company repatriated all of its shipboard employees as a result of COVID-19 related cruise suspensions, eliminating all ongoing expenses related to these repatriated employees. A total of 1,653 of our cruise ship personnel have re-embarked on vessels that have sailed or are anticipated to sail;

•

furloughed 96% and subsequently terminated the employment of 66% of U.S. and Caribbean-based destination resort spa personnel and 38% of corporate personnel and implemented salary reductions for all corporate personnel; as of September 30, 2021, the majority had returned to work and no salary reductions remain in place for corporate personnel;

•	eliminated all non-essential operating and capital expenditures;
•	withdrew our dividend program until further notice and deferred payment of the dividend declared on February 26, 2020, in the amount of $2.4 million, until approved by the Board of Directors;
•	borrowed $7 million, net, on our revolving credit facility, leaving $13 million available and undrawn at September 30, 2021.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. We cannot make assurances that our assumptions used to estimate our liquidity requirements will be realized as assumed or may not change because of the unprecedented environment we are experiencing due to COVID-19. We have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements and there may be material changes to those estimates in future periods.

Based on the actions the Company has taken as described above, our current resources, our current operations, vessels expected to return to sailing, destination resort spas expected to reopen, and our assumptions regarding the expected performance of our spas operation onboard vessels and in destination resorts, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements. Management cannot predict the magnitude and duration of the negative impact from the COVID-19 pandemic; new events beyond management’s control may have incrementally material adverse impact on the Company’s results of operations, financial position and liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted or condensed pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows of our interim periods are not necessarily indicative of the results of operations or cash flows that may be expected for the entire fiscal year. As noted in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “2020 10-K/A”), the Company restated its previously issued consolidated financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and the period from March 20, 2019 to December 31, 2019 (Successor), as well each of the quarters within those periods, as a result of the Company’s reevaluation of the accounting treatment of its warrants in response to the SEC’s statement on April 12, 2021 entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Restatement”). For more information on the Restatement and a material weakness in internal control over financial reporting related thereto, see “Explanatory Note” in the 2020 10-K/A and Note 2 to the consolidated and combined financial statements included in the 2020 10-K/A. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and related notes thereto included in the 2020 10-K/A. We have restated herein our condensed consolidated financial statements as of and for the quarter and nine months ended September 30, 2020. We have also restated related amounts within the accompanying footnotes to the condensed consolidated financial statements. The impact to the quarter ended September 30, 2020 was an increase to net loss of $25.1 million. The impact to the nine months ended September 30, 2020 was a decrease to net loss of $35.9 million. The impact as of September 30, 2021, was an increase to warrant liabilities of $61.3 million, a decrease to accumulated deficit of $16.2 million and a decrease of additional paid-in capital of $77.5 million.

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

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of September 30, 2021 to the total amount presented in our condensed consolidated statements of cash flows for the nine months ended September 30, 2021 (in thousands):

Cash and cash equivalents	$32,682
Restricted cash	1,896
Total cash and restricted cash in the consolidated statement of cash flows	$34,578

Inventories

Inventories, consisting principally of beauty, health and wellness products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. For the three months ended September 30, 2021 and 2020, we recorded an inventory reserve of $2.0 million and $0.6 million, respectively, and for the nine months ended September 30, 2021 and 2020, we recorded an inventory reserve $2.0 million and $1.1 million, respectively, for the decline in the net realizable value of inventories, which is included in Cost of products in the condensed consolidated statement of operations. These losses principally are the result of excess, slow-moving, expiration of products and damaged inventories caused by the cessation of our cruise line partners operations and, consequently, our operations due to the COVID 19 pandemic. The establishment of inventory reserves involves the estimate of the amount of inventories that will be used in health and wellness services on cruises when they return to sailing, which is uncertain and dependent on our cruise line partners and its customers that use our services.

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

The following table provides details underlying OneSpaWorld’s loss per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 (a)	2020 (as restated) (a)	2021 (a)	2020 (as restated) (a)
Net loss, adjusted for change in fair value of warrant liabilities for diluted earnings per share	$(12,342)	$(47,547)	$(57,605)	$(216,602)
Weighted average shares outstanding – Basic	90,852	84,968	89,559	70,737
Weighted average shares outstanding – Diluted	90,852	84,968	89,559	70,737
Income loss per share:
Basic	$(0.14)	$(0.56)	$(0.64)	$(3.06)
Diluted	$(0.14)	$(0.56)	$(0.64)	$(3.06)

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

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sponsor Warrants	8,000	8,000	8,000	8,000
Public Warrants	16,145	16,150	16,147	16,235
2020 PIPE Warrants	5,000	5,000	5,000	2,008
Deferred shares	—	1,600	515	4,593
Employee stock options	1,269	4,376	3,015	4,376
Restricted stock units	1,598	798	1,752	415
Performance stock units	699	661	704	328
	32,711	36,585	35,133	35,955

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provided guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of the adoption of this guidance.

3. GOODWILL AND INTANGIBLE ASSETS

As a result of the effect of COVID-19 on our expected future operating cash flows, we recognized impairment charges of approximately $190 million associated with the full impairment of the carrying value of the Maritime and Destination Resorts segment reporting units Goodwill and $0.7 million for the trade name, during the nine months ended September 30, 2020 and are included in Goodwill and tradename intangible assets impairment in the accompanying condensed consolidated statement of operations (See “Note 10”). There were no goodwill or intangible impairment charges during the three months ended September 30, 2021 and 2020, and during the nine months ended September 30, 2021.

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of September 30, 2021 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(39,311)	$565,389	39
Destination resort agreements	17,900	(2,989)	14,911	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(304)	696	8
	$629,800	$(43,304)	$586,496

The following is a summary of the Company’s intangible assets as of December 31, 2020 (in thousands, except amortization period):

	Cost	Accumulated Amortization	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(27,680)	$577,020	39
Destination resort agreements	17,900	(2,095)	15,805	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(211)	789	8
	$629,800	$(30,686)	$599,114

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2021 and 2020 was $4.2 million for each period. Amortization expense for the nine months ended September 30, 2021 and 2020 was $12.6 million for each period. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2021.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	September 30, 2021	December 31, 2020	Maturities Through	September 30, 2021	December 31, 2020
First lien term loan facility	3.9%	4.0%	2026	$202,457	$202,457
Second lien term loan facility	7.7%	7.7%	2027	25,000	25,000
First lien revolving facility	3.9%	4.0%	2024	7,000	7,000
Total debt				$234,457	$234,457
Less: unamortized debt issuance cost				(4,254)	(5,024)
Total debt, net of unamortized debt issuance cost				$230,203	$229,433
Less: current portion of long-term debt				(1,255)	-
Long-term debt, net				$228,948	$229,433

The following are scheduled principal repayments on long-term as of September 30, 2021 for each of the next five years (in thousands):

Year	Amount
2021	$-
2022	1,776
2023	2,085
2024	9,085
2025	2,085
Thereafter	219,426
Total	$234,457

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

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of September 30, 2021 and December 31 2020, the company was in compliance with all of the covenants contained in the New Credit Facilities.

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

Borrowing Capacity:

As of September 30, 2021, our available borrowing capacity under the First Lien Revolving Facility was $13 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
First Lien Revolving Facility	$20,000	$7,000

5. EQUITY AND WARRANT LIABILITIES

Equity

Common Shares

At September 30, 2021, there were 74,175,938 voting shares and 17,185,500 non-voting shares of OneSpaWorld common stock issued and outstanding. At December 31, 2020, there were 69,292,596 voting shares and 17,185,500 non-voting shares of OneSpaWorld common stock issued and outstanding.

At-The-Market Equity (“ATM”) Offering

During March 2021, we sold 1,711,003 shares under the ATM Sales Agreement for net proceeds of $18.5 million, after offering-related expenses paid of $0.6 million. During the third quarter of 2021, we sold 551,690 shares under the ATM Sales Agreement for net proceeds of $5.5 million, after offering-related expenses accrued of $0.02 million. As of September 30, 2021, shares representing approximately $14 million remain available under the ATM Sales Agreement. As of November 5, 2021, shares representing approximately $10.0 million remain available for sale under the ATM Sales Agreement. The Company is not obligated to sell any shares under the ATM Sales Agreement. Subject to the terms and conditions of the Agreement, the Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares from time to time based upon the Company’s instructions, including the number of shares to be issued, the time period during which sales are requested to be made and any minimum price below sales may not be made.

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

Warrant Liabilities

Sponsor Warrants

As of September 30, 2021 and December 31, 2020, 8.0 million Sponsor Warrants were issued and outstanding.

Public Warrants

As of September 30, 2021 and December 31, 2020, 16,145,379 and 16,150,379 Public Warrants were issued and outstanding, respectively.

2020 PIPE Warrants

As of September 30, 2021 and December 31, 2020, 5.0 million 2020 PIPE Warrants were issued and outstanding.

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

6. STOCK-BASED COMPENSATION

During the nine months ended September 30, 2021, 941,512 options, 18,985 RSUs and 28,478 PSUs, were forfeited due to the retirement of our former Chief Executive Officer. On August 3, 2021, Leonard Fluxman, Executive Chairman and Chief Executive Officer, and Stephen Lazarus, Chief Financial Officer and Chief Operating Officer, voluntarily surrendered outstanding options to purchase an aggregate of 3,434,379 of the Company’s common shares. The common shares underlying these surrendered options will be available for future grant to Company personnel under the OneSpaWorld 2019 Equity Incentive Plan, which had been depleted.

The share-based compensation expense for the three months ended September 30, 2021 and 2020 was $2.1 million and $1.1 million, respectively, which is included as a component of salary and payroll taxes in the accompanying condensed consolidated statements of operations.

The share-based compensation expense for the nine months ended September 30, 2021 and 2020 was $7.4 million and $2.0 million, respectively, which is included as a component of salary and payroll taxes in the accompanying condensed consolidated statements of operations

The following is a summary of options activity for the nine months ended September 30, 2021:

Stock Options Activity	Number of Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2020	4,375,891	$12.99	$4.48
Granted	-	-	-
Exercised	-	-	-
Forfeited	(4,375,891)	12.99	4.48
Outstanding at September 30, 2021	-	$-	$-
Vested at September 30, 2021	-	$-	$-

The following is a summary of RSUs activity for the nine months ended September 30, 2021:

Restricted Share Units Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2020	1,831,115	$7.32
Granted	106,744	9.77
Vested	(557,768)	6.67
Forfeited	(61,209)	11.64
Non-vested share units as of September 30, 2021	1,318,882	$7.82

The following is a summary of PSUs activity for the nine months ended September 30, 2021:

Performance Share Unit Activity	Number of Market Based-Awards	Weighted-Average Grant Date Fair Value	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2020	981,416	$4.83	129,920	$15.67
Granted	-	-	271,699	9.77
Vested	(543,167)	4.65	(7,305)	15.67
Forfeited	-	-	(35,026)	15.67
Non-vested share units as of September 30, 2021	438,249	$5.04	359,288	$11.21

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's condensed consolidated balance sheets and was $0.7 million, as of September 30, 2021 and December 31, 2020.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of September 30, 2021 and December 31, 2020.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of September 30, 2021 and December 31, 2020, our receivables from contracts with customers were $14.5 million and $3.0 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service revenues:
Maritime	$27,072	$130	$28,186	$81,062
Destination resorts	7,772	978	18,910	9,833
Total service revenues	34,844	1,108	47,096	90,895
Product revenues:
Maritime	7,766	7	8,209	23,132
Destination resorts	575	111	1,538	988
Timetospa.com	450	563	1,537	2,079
Total product revenues	8,791	681	11,284	26,199

Total revenues	$43,635	$1,789	$58,380	$117,094

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
U.S.	$5,070	$1,185	$12,446	$9,312
Not connected to a country	34,830	136	36,397	101,910
Other	3,735	468	9,537	5,872
Total	$43,635	$1,789	$58,380	$117,094

	As of
	September 30, 2021	December 31, 2020
Property and equipment, net:
U.S.	$6,173	$7,145
Not connected to a country	5,423	6,242
Other	2,313	3,669
Total	$13,909	$17,056

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2021			Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2020
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss
Accumulated other comprehensive (loss) income, beginning of period	$(560)	$(4,915)	$(5,475)	$(183)	$902	$719
Other comprehensive (loss) income before reclassifications	(90)	629	539	(215)	(7,179)	(7,394)
Amounts reclassified from accumulated other comprehensive loss	-	1,456	1,456	-	888	888
Net current period other comprehensive (loss) income	(90)	2,085	1,995	(215)	(6,291)	(6,506)
Accumulated other comprehensive loss, end of period	$(650)	$(2,830)	$(3,480)	$(398)	$(5,389)	$(5,787)
(1)	See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

The fair value of outstanding long-term debt as of September 30, 2021 and December 31, 2020 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's long-term debt were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
First lien term loan facility	$202,457	$200,930	$202,457	$188,560
Second lien term loan facility	25,000	24,490	25,000	20,950
First lien revolving facility	7,000	6,930	7,000	6,680
Total debt (a)	$234,457	$232,350	$234,457	$216,190
(a)	The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2021				Fair Value Measurements at December 31, 2020
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	Other current liabilities	$1,562	$-	$1,562	$-	$1,796	$-	$1,796	$-
Warrants	Warrant liabilities	104,200	-	104,200		104,700	-	104,700	-
Derivative financial instruments (1)	Other long term liabilities	1,268	-	1,268	-	3,119	-	3,119	-
Total liabilities		$107,030	$-	$107,030	$-	$109,615	$-	$109,615	$-

(1)	Consists of an interest rate swap.

Warrants

Public Warrants and 2020 PIPE Warrants

The fair value of the Public Warrants and 2020 PIPE Warrants are considered a Level 2 valuation and are determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	September 30, 2021		December 31, 2020
	Public Warrants	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants
Stock price	$9.97	$9.97	$10.14	$10.14
Strike price	$11.50	$5.75	$11.50	$5.75
Remaining life (in years)	2.47	3.70	3.22	4.45
Volatility	63.0%	63.0%	54.0%	54.0%
Interest rate	0.4%	0.7%	0.2%	0.3%
Redemption price	$18.00	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Sholes model. The significant assumptions which the Company used in the model are:

	September 30, 2021	December 31, 2020
Stock price	$9.97	$10.14
Strike price	$11.50	$11.50
Remaining life (in years)	2.47	3.22
Volatility	63.0%	54.0%
Interest rate	0.4%	0.2%
Dividend yield	0.0%	0.0%

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of September 30, 2021 and December 31, 2020, the notional amount is $134.7 million and $151.4 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $1.6 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Losses) gain recognized in accumulated other comprehensive income (loss)	$(75)	$(126)	$629	$(7,179)

Gains reclassified from accumulated other comprehensive income (loss) to interest expense	$475	$519	$1,456	$888

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Valuation of Goodwill and Trade Name

For the nine months ended September 30, 2020, we recognized goodwill impairment charges of $190 million for our two segment reporting units and an impairment charge of $0.7 million for the trade name (See “Note 3”). The determination of our reporting units' goodwill and trade name fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments. A change in the principal assumptions which influences the determination of fair value of our trade name, may result in a need to recognize an additional impairment charge.

The principal assumptions, all of which are considered Level 3 inputs and the valuation techniques used for the nine months ended September 30, 2020 consisted of:

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

11. INCOME TAXES

The Company recorded an income tax expense of approximately $0.1 million, $0.2 million and $1.4 million for the three months ended September 30, 2021, for the nine months ended September 30, 2021 and for the nine months ended September 30, 2020, respectively. For the three months ended September 30, 2020, we recorded a tax benefit of approximately $0.4 million. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to the change in valuation allowance, foreign rate differential including income earned in jurisdictions not subject to income taxes and withholding taxes due in various jurisdictions.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter as of September 30, 2021 and December 31, 2020, and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

13. SUBSEQUENT EVENTS

At-The-Market Equity (“ATM”) Offering

On October 1, 2021, we sold 350,000 shares under the ATM Sales Agreement for net proceeds of $3.5 million. As of November 5, 2021, shares representing approximately $10 million remain available for sale under the ATM Sales Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” herein and in “Risk Factors” in our Form 10-K/A for the fiscal year ended December 31, 2020. We assume no obligation to update any of these forward-looking statements.

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

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew almost all of our cruise line agreements that expired or were scheduled to expire. In 2019, we signed an agreement with Celebrity Cruises as the exclusive operator of health and wellness centers on Celebrity’s entire fleet, increasing the Celebrity vessels on which we operated in 2020 by nine, extended our current agreement with Norwegian Cruise Lines through 2024, won a contract with the new lifestyle brand Virgin Voyages to operate the spa and wellness offerings onboard Virgin vessels, and entered into an amended agreement with P&O Cruises to extend our operations on P&O’s vessels for the next five years. In August 2021, we extended our current agreement with Azamara through May 2026.

In December 2019, COVID-19 was initially reported in Wuhan, China. Shortly thereafter, the World Health Organization declared COVID-19 to be a “Public Health Emergency of International Concern” affecting all parts of the world on a global-scale. On October 30, 2020, the U.S. Centers for Disease Control and Prevention (“CDC”) issued its Framework for Conditional Sailing Order, which outlines a phased approach for gradually permitting cruise ship passenger operations in U.S. waters, subject to certain conditions and guidelines. On October 25, 2021, the CDC announced a temporary extension to the Framework for Conditional Sailing Order through January 15, 2022, due to the continued spread of the Delta variant. After the expiration of this extension, the CDC intends to transition to a voluntary program, in coordination with the cruise ship operators and other stakeholders, to assist the cruise industry to detect, mitigate, and control the spread of COVID-19 onboard cruise ships. As of the date of this report, the Conditional Sailing Order and related measures, such as technical guidelines, operate as nonbinding recommendations for cruise lines arriving in or departing from a port in Florida, which most Florida-porting ships have chosen to voluntarily follow. We are continuing to review the CDC’s guidelines in connection with the Framework for Conditional Sailing Order as well as monitor the actions of our cruise line partners with respect to the status of the voluntary suspension of cruise sailings. We also believe that there have been positive developments around the availability and widespread distribution of effective COVID-19 vaccines, which we believe will be important to achieve historical occupancy levels of our cruise line and resorts partners.

While the ongoing roll-out of vaccines across a number of countries is a promising milestone in global efforts to contain and eliminate COVID-19, material uncertainties remain, including, without limitation, whether additional vaccines or vaccine booster shots will receive regulatory approval, the risk of differing interpretations and assessments by the scientific community during the peer review/publication process, widespread adoption of the vaccines by consumers, the availability of raw materials needed to manufacture vaccines in sufficient qualities and challenges in the storage, distribution and administration of vaccines. Additionally, new COVID-19 variants have emerged in recent months that have increased, and may continue to increase, the infection of both vaccinated and unvaccinated persons, have increased, and may continue to increase, the spread of COVID-19, may reduce vaccine effectiveness, and may prolong the duration and exacerbate the negative impact on our business of the pandemic.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, differing restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs, among other actions that have had and may continue to have a material negative impact on our business. The COVID-19 pandemic is currently impacting global operations in the travel and hospitality industry worldwide by necessitating the closure or restricted operations of destination resorts, travel and hospitality services and significantly reducing demand worldwide for travel and hospitality services. We are unable to predict the global duration, severity and adverse impact of COVID-19; however it has had, and we anticipate that it will continue to have, a material negative impact on our business, results of operations and financial condition in 2021.

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

The Company is not reporting the financial indicators above due to the effect of COVID-19 on its business, as the comparison of these key performance indicators for the three and nine months ended September 30, 2021 to the respective prior periods is not meaningful.

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

•

The number of ships and destination resorts in which we operate health and wellness centers. Revenue is impacted by net new ship growth, ships out of service, unanticipated dry-docks, ships prevented from sailing due to outbreaks of illnesses, such as the COVID-19 pandemic, the schedule of ships returning to service of which COVID-19 caused cessation of sailing, and the number of destination resort health and wellness centers operating in each period.

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

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended September 30, 2021	% of Total Revenue	Three Months Ended September 30, 2020 (as restated)	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$34,844	80%	$1,108	62%
Product revenues	8,791	20%	681	38%
Total revenues	43,635	100%	1,789	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	33,157	76%	7,191	402%
Cost of products	8,395	19%	1,467	82%
Administrative	3,363	8%	3,792	212%
Salary and payroll taxes	6,676	15%	4,504	252%
Amortization of intangible assets	4,206	10%	4,206	235%
Goodwill and tradename intangible assets impairment	—	0%	—	0%
Total cost of revenues and operating expenses	55,797	128%	21,160	1183%
Loss from operations	(12,162)	-28%	(19,371)	-1083%
OTHER (EXPENSE) INCOME, NET:
Interest expense and warrants issuance cost	(3,151)	-7%	(3,464)	-194%
Change in fair value of warrant liabilities	3,100	7%	(25,100)	-1403%
Total other (expense) income, net	(51)	-0%	(28,564)	-1597%
Loss before tax expense (benefit)	(12,213)	-28%	(47,935)	-2679%
INCOME TAX EXPENSE (BENEFIT)	129	0%	(388)	-22%
NET LOSS	$(12,342)	-28%	$(47,547)	-2658%
NET LOSS PER VOTING AND NON-VOTING SHARE:
Basic	$(0.14)		$(0.56)
Diluted	$(0.14)		$(0.56)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	90,852		84,968
Diluted	90,852		84,968

Comparison of Results for the three months ended September 30, 2021 compared to three months ended September 30, 2020 (as restated)

Results of operations in the third quarter of 2021 continued to be materially adversely impacted by the COVID-19 pandemic that resulted in cancellation of all of the Company’s voyages and the closing of many destination resort health and wellness centers as of the end of the first quarter of 2020. As of September 30, 2021, our operations had resumed on 78 cruise ships and in 45 destination resort spas. Accordingly, we believe that the comparison of these results to the three months ended September 30, 2020 is not meaningful.

Revenues. Revenues for the three months ended September 30, 2021 and 2020 were $43.6 million and $1.8 million, respectively. The three months ended September 30, 2021 revenues were derived primarily from the 78 health and wellness centers onboard ships and our 45 open and operating destination resort health and wealth centers. Revenues for three months ended September 30, 2020 were negatively impacted by the COVID-19 pandemic and the resulting March 14, 2020 No Sail Order with revenues derived primarily from our e-commerce product sales through the Company’s timetospa.com website.

The break-down of revenue growth between service and product revenues was as follows:

•Service revenues. Service revenues for the three months ended September 30, 2021 were $34.8 million, an increase of $33.7 million, or 3,045%, compared to $1.1 million for the three months ended September 30, 2020. The increase is related to health and wellness centers having resumed operations in the third quarter of 2021, whereas the substantial majority were closed in the third quarter of 2020.

•Product revenues. Product revenues for the three months ended September 30, 2021 were $8.8 million, an increase of $8.1 million, or 1,191%, compared to $0.7 million for the three months ended September 30, 2020. The increase is related to health and wellness centers having resumed operations in the third quarter of 2021, whereas the majority were closed in the third quarter of 2020.

Cost of services. Cost of services for the three months ended September 30, 2021 were $33.2 million, an increase of $26.0, million or 361%, compared to $7.2 million for the three months ended September 30, 2020. The increase was primarily attributable to costs associated with increased service revenues of $34.8 million in the quarter from our operating health and wellness centers at sea and on land and increased costs related to the resumption of operations at our health and wellness centers at sea and on land.

Cost of products. Cost of products for the three months ended September 30, 2021 were $8.4 million, an increase of $6.9 million, or 472%, compared to $1.5 million for the three months ended September 30, 2020. The increase was primarily attributable to costs associated with increased product revenues of $8.1 million in the quarter from our operating health and wellness centers at sea and on land together with a $2.0 million inventory reserve recorded in the current quarter to reflect the write-down of inventory that is expected to expire due to the extended pause in operations caused by the COVID-19 pandemic.

Administrative. Administrative expenses for the three months ended September 30, 2021 were $3.4 million, a decrease of $0.4 million, or 11% compared to $3.8 million for the three months ended September 30, 2020. The decrease was primarily attributable to the three months ended September 30, 2020 having increased professional fees.

Salary and payroll taxes. Salary and payroll taxes for the three months ended September 30, 2021 were $6.7 million, an increase of $2.2 million, or 48%, compared to $4.5 million for the three months ended September 30, 2020. The increase was primarily attributable to non-cash stock-based compensation expense and by higher corporate salaries due to removal of salary reductions and increased headcount as we return to operations. The three months ended September 30, 2021 had $2.1 million non-cash stock-based compensation expense compared to $1.1 million in the three months ended September 30, 2020.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2021 and 2020 were $4.2 million for both periods.

Other (expense) income, net. Other income (expense), net includes interest expense and warrants issuance cost and change in the fair value of the warrant liabilities. Interest expense and warrants issuance cost for the three months ended September 30, 2021 were an expense of ($51) thousand, a decrease of $28.5 million or 100%, compared to an expense of ($28.6) million for the three months ended September 30, 2020. The decrease was primarily attributable the $28.2 million change in fair value of the outstanding warrants between periods. During the three months ended September 30, 2021 the change in fair value of the outstanding warrants was a gain of $3.1 million compared to a loss of ($25.1) million during the three months ended September 30, 2020. The change in fair value of warrants is the result of changes in market prices deriving the value of the financial instruments.

Income tax expenses (benefit). Income tax expenses (benefit) for the three months ended September 30, 2021 were an expense of $129 thousand, an increase of $0.5 million, or 133%, compared to a benefit of ($0.4) million for the three months ended September 30, 2020.

Net loss. Net loss for the three months ended September 30, 2021 was $12.3 million, a decrease of $35.2 million, or 74%, compared to a loss of ($47.5) million for the three months ended September 30, 2020. The $35.2 million improvement in the third quarter of fiscal 2021 was primarily a result of a $7.2 million reduction in the Company’s loss from operations plus the $28.2 million positive change in the fair value of warrants. The change in fair value of warrants is the result of changes in market prices deriving the value of the financial instruments.

Comparison of Results for the Nine Months Ended September 30, 2021 and 2020 (as restated)

As discussed above, our results of operations for the nine months ended September 30, 2021 continued to be materially adversely impacted by the COVID-19 pandemic.

	Consolidated
	Nine Months Ended September 30, 2021	% of Total Revenue	Nine Months Ended September 30, 2020 (as restated)	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$47,096	81%	$90,895	78%
Product revenues	11,284	19%	26,199	22%
Total revenues	58,380	100%	117,094	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	50,202	86%	100,329	86%
Cost of products	11,194	19%	25,226	22%
Administrative	12,069	21%	13,315	11%
Salary and payroll taxes	20,316	35%	14,767	13%
Amortization of intangible assets	12,618	22%	12,618	11%
Goodwill and tradename intangible assets impairment	—	0%	190,777	163%
Total cost of revenues and operating expenses	106,399	182%	357,032	305%
Loss from operations	(48,019)	-82%	(239,938)	-205%
OTHER (EXPENSE) INCOME, NET:
Interest expense and warrants issuance cost	(9,914)	-17%	(12,594)	-11%
Change in fair value of warrant liabilities	500	1%	37,300	32%
Total other (expense) income, net	(9,414)	-16%	24,706	21%
Loss before tax expense	(57,433)	-98%	(215,232)	-184%
INCOME TAX EXPENSE	172	0%	1,370	1%
NET LOSS	$(57,605)	-99%	$(216,602)	-185%
NET LOSS PER VOTING AND NON-VOTING SHARE:
Basic	$(0.64)		$(3.06)
Diluted	$(0.64)		$(3.06)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	89,559		70,737
Diluted	89,559		70,737

Revenues. Revenues for the nine months ended September 30, 2021 and 2020 were $58.4 million and $117.1 million, respectively. The 2021 decrease of $58.7 million, or 50%, was significantly driven by the COVID-19 pandemic, which resulted in the cancellation of all cruise ship voyages and closure of all destination resort health and wellness centers where we operate during mid-March 2020 through September 30, 2020. The nine months ended September 30, 2021 revenues were derived primarily from the resumption spas onboard ships and our destination resort health and wealth centers. As of September 30, 2021, 78 of our spas onboard ships had resumed operation with the majority of those coming into service during the third quarter and towards the end of the second quarter.

The break-down of revenue between service and product revenues was as follows:

•Service revenues. Service revenues for the nine months ended September 30, 2021 were $47.1 million, a decrease of $43.8 million, or 48%, compared to $90.9 million for the nine months ended September 30, 2020. The nine months ended September 30, 2020 included revenues before COVID-19 was declared a pandemic on March 10, 2020. The nine months ended September 30, 2021 included revenues related to the resumption of service at our destination resort health and wellness centers and 78 of our spas onboard ships which had resumed operation as of September 30, 2021, with the majority of those coming into service in the third quarter and towards the end of the second quarter.

•Product revenues. Product revenues for the nine months ended September 30, 2021 were $11.3 million, a decrease of $14.9 million, or 57%, compared to $26.2 million for the nine months ended September 30, 2020. The nine months ended September 30, 2020 included revenues before COVID-19 was declared a pandemic on March 10, 2020. The nine months ended September 30, 2021 included product sales revenues related to the resumption of service at our destination resort health and wellness centers and 78 of our spas onboard ships which had resumed operation as of September 30, 2021, with the majority of those coming into service in the third quarter and towards the end of the second quarter.

Cost of services. Cost of services for the nine months ended September 30, 2021 were $50.2 million, a decrease of $50.1 million, or 50%, compared to $100.3 million for the nine months ended September 30, 2020. The decrease was primarily attributable to the decline in revenue due to the impact of the COVID-19 pandemic.

Cost of products. Cost of products for the nine months ended September 30, 2021 were $11.2 million, a decrease of $14.0 million, or 56%, compared to $25.2 million for the nine months ended September 30, 2020. The decrease was primarily attributable to the decline in product revenue due to the impact of the COVID-19 pandemic, partially offset by an increase of $0.9 million loss from inventories write-downs for the decline in the net realizable value of inventories, principally the result of excess, slow-moving, and expiration of inventories caused by the cessation of our cruise line partners’ operations and, consequently, our operations, due to the COVID-19 pandemic.

Administrative. Administrative expenses for the nine months ended September 30, 2021 were $12.1 million, a decrease of $1.2 million or 9%, compared to $13.3 million for the nine months ended September 30, 2020. The decrease was primarily attributable to the reduction in costs of recruitment and training of onboard staff necessitated by cancelled cruises in the nine months ended September 30, 2021, offset by higher professional fees.

Salary and payroll taxes. Salary and payroll taxes for the nine months ended September 30, 2021 were $20.3 million, an increase of $5.5 million, or 38%, compared to $14.8 million for the nine months ended September 30, 2020. The increase was primarily attributable to non-cash stock-based compensation expense. The nine months ended September 30, 2021 had $7.4 million non-cash stock-based compensation expense, compared to $2.0 million in the nine months ended September 30, 2020.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2021 and 2020 were $12.6 million.

Goodwill and trade name impairment charges. Goodwill and trade name impairment charges for the nine months ended September 30, 2020 were $190.8 million. This was comprised of goodwill and trade name impairment charges of $190.1 million and $0.7 million, respectively.

Other (expense) income, net. Other income (expense) expenses, net includes interest expense and warrants issuance costs and changes in the fair value of the warrant liabilities. Interest expense and warrants issuance cost for the nine months ended September 30, 2021 were an expense of ($9.4) million, a decrease of ($34.1) million, or 138%, compared to income of $24.7 million for the nine months ended September 30, 2020. The decrease was primarily attributable the $36.8 million change in fair value of the outstanding warrants between periods. During the nine months ended September 30, 2021 the change in fair value of the outstanding warrants was a gain of $0.5 million compared to a gain of $37.3 million during the nine months ended September 30, 2020. The change in fair value of warrants is the result of changes in market prices deriving the value of the financial instruments. The decrease was partially offset by $1.4 million warrant issuance costs during the nine months ended September 30, 2020.

Income tax expenses. Income tax expenses for the nine months ended September 30, 2021 were $0.2 million, a decrease of $1.2 million, or 87%, compared to $1.4 million for the nine months ended September 30, 2020. The decrease was driven by a $1.7 million increase in valuation allowance related to the Company’s beginning-of-year deferred tax assets that are not realizable during the nine-month period ended September 30, 2020.

Net loss. Net loss for the nine months ended September 30, 2021 was $(57.6) million, a decrease in net loss of $159.0 million, or 73%, compared to a net loss of $(216.6) million for the nine months ended September 30, 2020. The decrease in the net loss principally resulted from the non-recurring $190.8 million goodwill and tradename intangible asset impairment charge recorded in 2020 period and partially offset by the $36.8 million change in the fair value of warrants versus the prior year nine-month period. The change in fair value of warrants is the result of changes in market prices deriving the value of the financial instruments.

Liquidity and Capital Resources

Overview

Due to the impact of COVID-19, we took and continue to take prudently aggressive actions to increase our financial flexibility, including closing all spas on cruise ships in the second quarter of 2020 where voyages had been cancelled, 78 of which have returned to service during the first three quarters of 2021, and closing all U.S., Caribbean-based and Asian based destination resort spas in the second quarter of 2020, certain of which reopened during the first three quarters of 2021 and the third and fourth quarters of 2020. Additionally, we have increased financial flexibility by securing and reallocating capital resources, including: (i) eliminating all non-essential operating and capital expenditures, (ii) withdrawing the Company dividend program until further notice, (iii) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors, (iv) the completion of the 2020 Private Placement on June 12, 2020; (v) borrowing $7 million, net, on our revolving credit facility, leaving $13 million available and undrawn; (vi) furloughing 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminating the employment of 66% of such personnel, of which substantially all had returned to work as of September 30, 2021; (vii) furloughed 38% of corporate personnel and implemented salary reductions for all corporate personnel; as of September 30, 2021, the majority thereof had returned to work and no salary reductions remain in place for corporate personnel; and (viii) entering into an agreement to allow for the Company to operate its ATM Program, which permits the Company to sell, from time to time, common shares up to an aggregate offering price of $50.0 million, of which $10 million remains available under the ATM Program for future sale. Prior to the emergence of COVID-19 and its material adverse impact on our business, results of operations and financial condition, we had historically funded our operations with cash flow from operations.

The ATM Program described above is governed by an At-The-Market Offering Sales Agreement with Stifel Nicolaus & Company, entered into on December 7, 2020. Under the ATM Program, we may offer and sell, from time to time, common shares having an aggregate offering price of up to $50.0 million (the “ATM Shares”). Any ATM Shares sold under the ATM Program will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-239628), which was declared effective by the SEC on July 22, 2020, the base prospectus filed as part of such registration statement, and the prospectus supplement, dated December 7, 2020 and filed by the Company with the SEC. During the year ended December 31, 2020, we issued and sold an aggregate of 1.3 million common shares at an average price of $9.18 per share for aggregate net proceeds of $11.1 million, which were net of equity issuance costs of $0.6 million. During the nine months ended September 30, 2021, we issued and sold an aggregate of 2.3 million common shares at an average price of $10.86 per share for aggregate net proceeds of $24.0 million, which were net of equity issuance costs of $0.8 million. As of September 30, 2021, $13.6 million remained available under the ATM program. Subsequent to September 30, 2021, the Company sold an additional 350,000 shares with gross proceeds of $3.6 million, with $10.0 million remaining available under the ATM program as of November 5, 2021.

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

Cash Flows

The following table shows summary cash flow information for the nine months ended September 30, 2021 and 2020.

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020 (as restated)

Net loss	$(57,605)	$(216,602)
Depreciation and amortization	16,859	18,271
Goodwill and tradename intangible asset impairment	—	190,777
Amortization of deferred financing costs	770	770
Warrants issuance cost	—	1,386
Change in fair value of warrant liabilities	(500)	(37,300)
Stock-based compensation	7,419	1,960
Provision for doubtful accounts	32	167
Loss from inventories write-downs	2,000	1,090
Loss from write-offs of property and equipment	178	90
Deferred income taxes	107	1,671
Change in working capital	(720)	17,612
Cash Flow Used in Operating Activities	(31,460)	(20,108)
Capital expenditures	(1,306)	(1,794)
Cash Flow Used in Investing Activities	(1,306)	(1,794)
Proceeds from At-the Market Equity Offering, net of issuance costs paid	24,003	—
Proceeds from 2020 private placement, net of issuance costs paid	—	68,602
Proceeds from revolver facility	—	20,000
Repayment on revolver facility	—	(13,000)
Purchase of public warrants	—	(879)
Dividend paid on common stock	—	(2,445)
Cash paid to acquire noncontrolling interest	—	(10,810)
Distribution to noncontrolling interest	—	(4,011)
Cash Flow from Financing Activities	24,003	57,457
Effect of exchange rates	(107)	(204)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(8,870)	$35,351

Comparison of Results for the nine months ended September 30, 2021 and 2020 (as restated)

Operating activities. Our net cash used in operating activities for the nine months ended September 30, 2021 and 2020, were $(31.4) million and $(20.1) million, respectively. In the nine months ended September 30, 2021, the Company incurred a cash deficit as it had lower revenue generation on cruise ships due to the COVID-19 pandemic, while still incurring operating expenses.

Investing activities. Our net cash used in investing activities for the nine months ended September 30, 2021 and 2020 were $(1.3) million and $(1.8) million, respectively. In the nine months ended September 30, 2021, the Company incurred less capital expenditures due to the COVID-19 pandemic and eliminating all non-essential capital expenditures as compared to the nine months ended September 30, 2020.

Financing activities. Our net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 were $24.0 million and $57.5 million, respectively. For the nine months ended September 30, 2021, the Company sold 2.3 million common shares under the ATM Program, resulting in $24.0 million in net proceeds. In the nine months ended September 30, 2020, the Company closed the 2020 Private Placement ($68.6 million proceeds through September 30, 2020, net of issuance costs paid), paid $2.4 million in dividends on common stock, purchased the 40% noncontrolling interest of Medispa Limited for $12.3 million in a combination of $10.8 million in cash and 98,753 shares of the Company’s common stock at a share price of $15.26, and borrowed a net $7.0 million under the First Lien Revolving Facility due to COVID-19.

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

Contractual Obligations

As of September 30, 2021, our future contractual obligations have not changed significantly from the amounts included within our 2020 10-K/A.

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

Our critical accounting policies are included in our 2020 10-K/A. We believe that there have been no significant changes during the three months ended September 30, 2021 to the critical accounting policies disclosed in our 2020 10-K/A.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Actual or Threatened Epidemics or Pandemics may Have an Adverse Effect on our Business, Operations, Results of Operations and Financial Condition, Including Liquidity

The COVID-19 pandemic and measures taken in response to the pandemic have had, and may continue to have, an adverse impact on our business. Steps have been taken by various countries to advise citizens to avoid non-essential travel, to implement closures of non-essential operations, and to implement quarantines and lockdowns to contain the spread of the virus, which have had a dampening effect on the economy and global demand for travel. While the ongoing roll-out of vaccines across a number of countries is a promising milestone in global efforts to contain and eliminate COVID-19, a number of uncertainties remain, including whether any additional vaccines or vaccine booster shots will receive regulatory approval, the risk of differing interpretations and assessments by the scientific community during the peer review/publication process, widespread adoption of the vaccines by consumers, the availability of raw materials needed to manufacture vaccines in sufficient quantities, and challenges in the storage, distribution and administration of vaccines. Uncertainty remains as to when a sufficient number of individuals will be vaccinated, permitting travel restrictions to be lifted. New COVID-19 variants that have emerged in recent months have the potential to increase the lethality, have increased the spread of COVID-19, may reduce vaccine effectiveness, and may prolong the duration of the pandemic, materially negatively impacting our business performance, results of operations and financial condition, including liquidity.

In response to the COVID-19 pandemic, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a Framework for Conditional Sailing Order on October 30, 2020, which outlines a phased approach for gradually permitting cruise ship passenger operations in U.S. waters, subject to certain conditions and guidelines. The Conditional Sailing Order and related measures, such as technical guidelines, currently operate as nonbinding recommendations for cruise lines arriving in or departing from a port in Florida, which most Florida-porting ships have chosen to voluntarily follow. On October 25, 2021, the CDC announced a temporary extension to the Framework for Conditional Sailing Order through January 15, 2022, due to the continued spread of the Delta variant. After the expiration of this extension, the CDC intends to transition to a voluntary program, in coordination with the cruise ship operators and other stakeholders, to assist the cruise industry to detect, mitigate, and control the spread of COVID-19 onboard cruise ships. As of September 30, 2021, 78 of the ships we serve had commenced sailing and 45 of our destination resort spas were operating. However, there can be no assurance as to when our cruise line partners will be able to receive conditional sailing certificates for additional ships or whether they can remain in compliance with the Conditional Sailing Order and their conditional sailing certificates, once obtained.

The COVID-19 pandemic has materially adversely impacted our business, operations, results of operations and financial condition, including liquidity, and is expected to continue to materially adversely impact our business, operations, results of operations and financial condition, including liquidity, in the third quarter and fiscal year 2021 and possibly thereafter. We cannot presently estimate the extent to which the pandemic will impact our business, which will depend on a number of factors, such as the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and cruises; and how quickly economies, travel and cruise activity, and demand for our services recover after the pandemic subsides.

To date we have incurred, and expect to continue to incur, significant costs caused by the COVID-19 pandemic. In light of the ongoing substantial suspension of cruise voyages, the Company has taken steps to reduce expenses, including (i) repatriating all of our shipboard staff, of which 1,653 have returned to work as of September 30, 2021, (ii) furloughing 96% of U.S. and Caribbean-based destination resort spa personnel and subsequently terminating the employment of 66% of such personnel, of which substantially all had returned to work as of September 30, 2021, (iii) implementing furloughs, terminations of employment, or salary reductions for all corporate personnel, of which substantially all whose employment was not terminated have returned to work at full salary levels as of September 30, 2021, (iv) eliminating all non-essential operating and capital expenditures, and (v) deferring payment of the dividend declared by our Board in the first quarter of 2020 and suspending our dividend program until further notice, among other actions. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty, customer preferences, or our ability to attract and retain employees, relationships with cruise line and destination resort partners, relationships with key suppliers, and our reputation and market share may suffer as a result. Notwithstanding the mitigating actions we have undertaken, the Company continues to incur significant ongoing expenses. We expect also to incur additional COVID-19 related costs relating to greater hygiene-related protocols in our services that we expect to be mandated by government authorities or other international authorities or to be required by our cruise line and destination resort partners. In addition, we expect that the travel and hospitality industry as a whole will be subject to heightened health and hygiene requirements in attempts to counteract or mitigate the impact of future outbreaks, which requirements may be costly and take a significant amount of time to implement.

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

Almost all of our shipboard personnel come from jurisdictions outside the United States. Due to the restrictions on international travel and immigration caused by COVID-19, our ability to obtain shipboard employees in the future will be subject to regulations in certain countries from which we source a number of our employees and, in the case of one country, control by an employment company that acts on behalf of employees and potential employees from that country. In addition, in that country, we are required to deal with local employment companies to facilitate the hiring of employees. Our ability to obtain shipboard employees from those countries on economic terms that are acceptable to us may be hampered by our inability to enter into acceptable agreements with the applicable local employment companies.

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

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of September 30, 2021, we have $234.5 million of secured indebtedness under our First Lien Term Loan Facility and Second Lien Term Loan Facility, and our First Lien Revolving Facility (collectively, the “Credit Facilities”). Our debt level and the terms of our financing arrangements could adversely affect our business, operations, results of operations and financial condition and limit our ability to successfully implement our growth strategies. In addition, under the Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, incur incremental additional indebtedness, or raise equity capital. We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

The Credit Facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could materially adversely affect our results of operations and cash flow to the extent notional amounts of interest rate swaps leave the Company exposed.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we identify any new material weakness in the future, any such newly identified material weakness could have caused or could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding accurate and timely filing of periodic reports and with applicable Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result. We cannot assure you that any measures we have taken or may take in the future will be sufficient to avoid potential future material weaknesses. Additionally, as a result of the material weakness we previously identified in our internal controls over financial reporting for the Affected Periods, the Restatement, the change in the accounting treatment of our Warrants, as well as other matters raised or that may in the future be raised by the SEC, we may in the future be exposed to litigation or other disputes concerning, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the previously identified material weakness in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, regardless of its outcome, could have a material adverse effect on our business, operations, financial condition, results of operations and share price.

Our First and Second Lien Term Facilities Are Tied to LIBOR

The London interbank offered rate (“LIBOR”), is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our current portfolio of debt and financial instruments currently tied to LIBOR consists of the Company’s First and Second Lien Term Facilities. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. Dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate certain of our financing agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As of September 30, 2021, we had $234.5 million in outstanding indebtedness tied to LIBOR.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify herein and in our 2020 Annual Report on Form 10-K/A, which in turn could materially adversely affect our business, results of operation and financial condition, including liquidity, and/or share price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*To be furnished by amendment within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2021

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Operating Officer and Chief Financial Officer
Principal Financial and Accounting Officer