Form 10-K
period 2021-12-31
ONESPAWORLD HOLDINGS Ltd
filed 2022-03-04
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (242) 322-2670

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

The aggregate market value of the registrant’s common shares held by non-affiliates was $659,091,058 as of June 30, 2021, based on the closing price of the common stock on the Nasdaq Capital Market on June 30, 2021, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of the registrant’s common stock held by each director and executive officer and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common shares as of June 30, 2021 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

As of February 25, 2022, the registrant had 78,646,455 voting shares and 13,421,914 non-voting shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement prepared for our 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

At our core, we are a global services company. With over 90% market share in the historically highly attractive outsourced maritime health and wellness market, we are the market leader at nearly 20x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise; broad and innovative service and product offerings; expansive global recruitment, training and logistics platform; and decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of their overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations. We have consistently expanded our onboard offerings with innovative, leading-edge service and product introductions, and developed a powerful back-end recruiting, training and logistics platform to manage our operational complexity, maintain our industry-leading quality standards and maximize revenue per center. The combination of our renowned recruiting and training platform, deep labor pool, global logistics and supply chain infrastructure and proven revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate. These competitive advantages have served our business well during these extremely challenging times for our industry.

Impact of Coronavirus (COVID-19)

In the face of the global impact of the coronavirus (“COVID-19”) pandemic, our cruise line partners paused their guest cruise operations and the majority of our U.S. and Caribbean-based destination resort spas temporarily closed in mid-March 2020. During 2021, we initiated our resumption of spa operations on cruise ships and in destination resorts in a phased manner, in concert with our cruise line and resort partners. As of February 25, 2022, our health and wellness centers on 105 ships of our cruise line partners and in 48 destination resort spas were operating as part of our gradual return to service.

The extent of the effects of COVID-19 on our business is uncertain and will depend on future developments, including, but not limited to, the duration and continued severity of COVID-19 and the length of time it takes to return the Company to profitability. The ongoing effects of COVID-19 have had, and will continue to have, a material negative impact on our financial results and liquidity.

We have implemented a number of proactive measures to mitigate the financial and operational impacts of COVID-19, including completing a private placement and various capital market transactions, reduction of capital expenditures and operating expenses, borrowing on our revolving credit facility, deferring payment of dividends declared and the suspension of our dividend program. To the extent necessary, we will continue to pursue other opportunities to improve our liquidity.

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

We are recognized by our cruise line and destination resort partners and our guests for our comprehensive suite of services and products. We curate and deliver a broad range of offerings centered on providing specific health, fitness, beauty, and wellness solutions to meet our guests’ lifestyle routines or objectives. These services include: (i) traditional body, salon, and skin care services and products; (ii) self-service fitness facilities, specialized fitness classes and personal fitness training; (iii) innovative pain management, detoxifying programs and comprehensive body composition analyses; (iv) weight management programs and products; and (v) advanced medi-spa services, among others. We also offer our guests access to leading beauty and wellness brands including ELEMIS ®, Kérastase ® and Dysport ®, with many brands offered exclusively by us in the cruise market. On average, during normal operating conditions, including prior to the near cessation of our operations due to COVID-19, guests spend $230 per visit and our solution sales approach drives substantial retail sales, with approximately 25% of our revenues derived from the sale of retail products.

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

Our cruise line relationships average over 20 years and encompass substantially all of the major global cruise lines, including Carnival Cruise Line, Royal Caribbean Cruises, Princess Cruises, Norwegian Cruise Lines, Celebrity Cruises, Costa Cruises and Holland America, among many others. These partnerships extend across contemporary, premium, luxury and budget cruise lines that operate ships regionally and globally. We maintain what we believe to be an exceptional contract renewal rate with our cruise line partners, having renewed approximately 94% of our contracts based on ship count over the last 15 years, including 100% of our contracts with ships larger than 3,500 berths. We have not only maintained relationships with existing cruise line partners, but also have a history of winning contracts and gaining market share. In August 2021, we extended our current agreement with Azamara through May 2026. On land, we have longstanding relationships with the world’s leading destination hotel and resort operators, including Marriott, Hilton, Wyndham, Atlantis, ClubMed, Caesars Entertainment, Lotte, Loews, Four Seasons, and Mohegan Sun, among others.

Our Operations and Performance

We are a Bahamian international business company that earns a substantial portion of our revenue in low- or no-tax jurisdictions, benefitting from a comparatively low effective cash tax rate. Additionally, we have minimal capital expenditures, as our cruise line and destination resort partners typically fund the build-out, maintenance, and refurbishment of our health and wellness centers. The combination of our attractive tax rate and asset-light operating model leads to a financial profile that delivers comparatively high Unlevered After-Tax Free Cash Flow. In fiscal 2017, 2018 and 2019, prior to the cessation of operations due to the COVID-19 pandemic, we converted approximately 90% of our Adjusted EBITDA to Unlevered After-Tax Free Cash Flow.

We have historically driven strong financial performance and believe our leading market position in a growing industry, differentiated business model and entrenched cruise line and destination resort partner relationships position our business for future growth. Due to the impact of COVID-19 on our operations in 2020 and 2021, current year data is not meaningful. However, for the year ended December 31, 2019, we achieved revenues of $562.2 million, Adjusted EBITDA of $59.0 million, Net Loss of $56.7 million and Unlevered After-Tax Free Cash Flow of $55.4 million.

Attractive Market Opportunity

Despite the adverse conditions impacting global operations and economies resulting from the COVID-19 outbreak, we continue to operate at the intersection of the historically attractive health and wellness and travel leisure industries. We believe we are well-positioned to grow as the cruise industry recovers from the COVID-19 pandemic.

Historical Cruise Industry Growth

Prior to COVID-19, the cruise industry had been among the fastest-growing segments in the travel leisure industry, including through the recessions of 2001 and 2008-2010. We estimate, based on annual statistics published by Cruise Lines International Association (“CLIA”), that global passenger counts had grown every year until 2020 from approximately 6.3 million passengers in 1995 to an all-time high of approximately 30.0 million passengers in 2019, representing a compound annual growth rate of 6.7%. This passenger growth had been driven by consistent, significant investments in new cruise ship capacity, strong loyalty among experienced cruisers and the large and growing appeal of cruising to all demographics, including millennials. From 2018 to 2020, the Caribbean, Bahamas and Bermuda were the top cruise destinations, representing 44% of passenger volume during that period, according to the CLIA. Although the COVID-19 pandemic has significantly adversely affected, and continues to affect, passenger volume in the global cruise industry, passenger volume has started to recover since a number of cruise lines restarted their operations beginning in July 2021. CLIA forecasts passenger volume to exceed 2019 levels by the end of 2023 and possibly by the end of 2022. Additionally, in a survey of international vacationers conducted by CLIA in connection with its 2022 State of the Cruise Industry Outlook, 80% of respondents who had previously been on a cruise said that they were likely to cruise again in the next few years, with millennials representing 85% of the cruise passenger respondents who plan to cruise again.

Historically Large and Growing Health and Wellness Industry

Our health and wellness centers cater to guests seeking a continuation of their health, fitness, beauty and wellness activities while traveling and those who want to trial services while away from home. As consumers increasingly incorporate health and wellness activities into their daily lives, they are placing a higher priority on health and wellness services while traveling and vacationing. According to CLIA, passenger volume in a baseline forecast on cruises is expected to surpass 2019 levels by the end of 2023, with passenger volume in an upside forecast projected to recover to 101% of 2019 levels by the end of 2022. Further, according to CLIA, the same percentage of travelers who have cruised before the pandemic say they will cruise again.

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

In 2015, a consortium led by L Catterton acquired Steiner Leisure, the holding company of OneSpaWorld at that time. Since then, OneSpaWorld has strengthened its already proven platform by leveraging L Catterton’s expertise in consumer services, consumer products, multi-unit retail operations and customer acquisition, among other expertise. OneSpaWorld has enhanced collaboration with its cruise line and destination resort partners to reinforce its market leading position and introduced innovative revenue initiatives to accelerate its revenue growth. Key recent initiatives include:

•	executing an effective return to service as our cruise line and destination resort partners resumed operations;
•	reopening our London Wellness Academy, which is integral to our status as a leader in training and certification;
•

continued innovation in our service and product offerings, coupled with enhanced consultative sales training techniques, resulting in a shifting revenue mix toward higher value-add and higher priced services, higher-priced products, and higher attachment rates for product purchases in connection with a guest service;

•	enhancing and expanding collaboration with cruise line and destination resort partners;
•	expanding pre-marketing, pre-booking and pre-payment platforms with optimal positioning on cruise line websites;
•	employing data-driven, dynamic pricing of services to optimize facility utilization and revenue generation; and
•	incorporating advanced direct marketing programs, including personalized communications and value promotions, to drive consumer demand.

On March 19, 2019 (the “Business Combination Date”), OneSpaWorld consummated a business combination pursuant to a Business Combination Agreement, dated as of November 1, 2018 (as amended on January 7, 2019, by Amendment No. 1 to the Business Combination Agreement), by and among Steiner Leisure Limited (“SLL”, “Steiner Leisure,” “Steiner,” or “Parent”), Steiner U.S. Holdings, Inc., Nemo (UK) Holdco, Ltd., Steiner UK Limited, Steiner Management Services, LLC, Haymaker Acquisition Corp. (“Haymaker”), OneSpaWorld, Dory US Merger Sub, LLC, Dory Acquisition Sub, Limited, Dory Intermediate LLC, and Dory Acquisition Sub, Inc. (the “Business Combination”), in which Haymaker acquired from Steiner operating business known as OSW Predecessor (“OSW”). Prior to the consummation of the Business Combination, OneSpaWorld was a wholly-owned subsidiary of Steiner Leisure. On the Business Combination Date, OneSpaWorld became the ultimate parent company of the Haymaker and OSW company.

Prior to the cessation of our cruise line and land-based destination resort operations due to COVID-19, our comprehensive suite of premium health, fitness, beauty and wellness services and products reached more consumers than ever before, with 175 centers onboard cruise ships addressing a captive audience of over 20 million passengers annually, and 68 destination resort centers serving global travelers at premier destination resorts around the world.

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

Global Leader in the Hospitality-Based Health and Wellness Industry

As the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide, we are at the center of the intersection between the health and wellness and travel leisure industries. In 2018, the Global Wellness Institute reported that global wellness tourism was a $639 billion industry. We command over 90% market share in the highly attractive outsourced maritime health and wellness market and we are nearly 20x the size of our closest competitor. Through our market share, we have had access to a captive audience of over 20 million passengers.

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

Differentiated Business Model That Would Be Difficult and Uneconomic to Replicate

For more than 50 years, our business model has been built through investment in global infrastructure and training, decades-long relationships with our cruise line and destination resort partners and our reputation for offering our guests a best-in-class health, fitness, beauty and wellness experience. Our robust infrastructure and processes required to operate and maximize revenue across our network of global health and wellness centers separates us from our peers. In 2021, we embarked on over 2,000 voyages that welcomed over three million passengers at more than 73 ports of embarkation. Our business model is centered on providing our cruise line and destination resort partners with the following solutions:

•

Creating Extraordinary Guest Experiences —We pride ourselves on creating extraordinary guest experiences in our health and wellness facilities, offering our cruise line and destination resort partners’ guests a comprehensive suite of premium health, wellness, fitness and beauty services, treatments, and products.

•

Global Recruiting, Training and Logistics —Prior to the near cessation of our operations due to COVID-19, we recruited, trained and managed over 3,000 health, fitness, beauty and wellness professionals annually around the world, representing 88 nationalities and 24 spoken languages. With seven global training facilities, we serve each cruise line’s needs for specific onboard staff with complex language, cultural and service modality requirements and are the only company with the infrastructure to commission highly trained staff at over 1,200 ports of call worldwide. Our commitment to our onboard and destination resort staff has proven to be an essential element of our successful return to service performance.

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

•

Exclusive Relationships with Global Brands —Due to our scale, superior operations, industry longevity and attractive captive consumer audience, prior to the near cessation of our operations due to COVID-19, we had over 1,100 product SKUs sourced from over 75 vendors offered through the OneSpaWorld platform at sea, including ELEMIS, Kérastase, Thermage ®, GoodFeet ® Arch Supports and GO SMILE ® Teeth Whitening.

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

Seasoned and Proven Leadership Team

OneSpaWorld is led by a management team that has operated the Company for nearly 20 years. Our Executive Chairman, President and Chief Executive Officer, Leonard Fluxman, and our Chief Financial Officer and Chief Operating Officer, Stephen Lazarus, together led OneSpaWorld's predecessor company, Steiner Leisure, as a public company for more than a decade. Mr. Fluxman and Mr. Lazarus now lead an internally developed senior management team with over 150 years of combined industry experience.

Additionally, our Chief Commercial Officer, Susan Bonner, has over 20 years of experience in the cruise line sector and is a seasoned executive with a proven track record and significant background in strategy, revenue management, operations management, sales, and marketing. We also benefit from Haymaker’s investing and operational experience at Fortune 500 companies, particularly in the consumer and hospitality sectors. The OneSpaWorld management team’s deep experience and proven track record in managing the business in both public and private markets positions OneSpaWorld as an attractive vehicle for future long-term growth within the global hospitality-based health and wellness industry.

Growth Strategies

Our management plans to continue growing the business through the following strategies:

Capture Highly Visible New Ship Growth with Current Cruise Line Partners

We expect to continue to benefit long-term from a return to the cruise industry’s capacity for growth, with a consistent and visible pipeline of new ships commissioned annually by our cruise line partners. By the end of 2023, our existing cruise line partners are expected to introduce 23 new ships. Through established cruise line partner relationships, current contracts, and an approximately 94% contract renewal rate over the last 15 years, we are well-positioned to capture new ship growth over the long term.

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

Continue Launching More Value-Added Services and Products

We have successfully innovated services and products to meet guests’ ever-changing needs, attract more guests and generate more revenue per guest. Medi-spa has been a highly successful innovation for OneSpaWorld at sea and is now a critical component of our offerings. Performed by licensed physicians, the medi-spa offerings provide the latest cosmetic medical services to guests, such as non-surgical cosmetic procedures, including BOTOX Cosmetic, Dysport, Restylane, CoolSculpting, Thermage, and dermal fillers. Guests purchasing medi-spa services spend on average up to 10x more than on traditional health, beauty and wellness services. We continue to roll out incremental revenue opportunities, including the Capillus® Laser Therapy Cap and HypericeTM percussion and vibration therapy products and related services. We will continue to focus on launching higher value-add services and products that meet guest demands, align with and enhance our cruise line and destination resort partner brands, optimize health and wellness center utilization, and maximize center-level profitability.

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

•

Expand Targeted Marketing and Promotion Initiatives —We are now directly marketing and distributing promotions to onboard passengers as a result of enhanced collaboration with select cruise line partners. These promotions are personalized and individually tailored to guests’ profiles and have successfully driven traffic and revenue at our health and wellness centers. Examples include “happy anniversary” messages to couples, “happy birthday” notes to individual guests, and promotional retail credits offered to guests who visit our centers before the end of their cruise. Guests that received these customized promotions were responsible for approximately 8% of revenues generated during the year ended December 31, 2021.

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

•

Medi-spa. We offer medi-spa services on the majority of our ships. Our service menu consists of the leading medi-spa brands, including BOTOX Cosmetic, Dysport, Restylane, CoolSculpting, Thermage, dermal fillers, and microneedling, among others. Medi-spa services are administered by certified medical physicians. Prior to the cessation of our operations due to COVID-19, medi-spa services were available on 99 ships. Subject to the continued resumption of operations by our cruise line partners, by the end of 2022, we expect to offer medi-spa services on 130 ships.

•

Fitness. We offer guests use of fitness centers as well as paid services by a fitness professional to our cruise and destination resort guests. The fitness centers offer guests use of strength equipment, cardiovascular equipment such as treadmills, elliptical machines, exercise bicycles and rowing and stair machines. Boutique fitness classes, including yoga, Pilates, F45 Training, cycling, and aerobics, are also available to guests for a fee or at no charge, depending on the class. Our fitness instructors are available to provide paid services, such as body composition analysis and personal training.

•

Nutrition. In addition to fitness services, we offer guests paid services including personal nutritional and dietary advice, weight management, nutrition coaching and detoxification. Guests can begin a program on the cruise and remain connected to our professional coach after the cruise to ensure successful completion of the program, such as a nutrition or detoxification plan, including by continuing to purchase nutritional and detoxification products via or e-commerce platform timetospa.com.

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

Products

We sell over 1,100 branded product SKUs sourced from over 75 vendors due to our scale, superior operations, industry longevity and attractive captive audience at sea and on land. We sell products from leading brands, including ELEMIS, Thermage, Dysport, GoodFeet Arch Supports and GO SMILE Teeth Whitening. We have an exclusive 10-year supply agreement with ELEMIS. We believe we have a leading retail attachment rate based on the number of products purchased in conjunction with a service compared to the broader consumer personal care services and retail industry. During 2021, approximately 20% of our revenues come from product sales, enabling incremental revenue even at full treatment room utilization.

We utilize three warehouses, consisting of one 27,000 square foot bonded warehouse in Miami, FL, one 21,600 square foot warehouse in Miami, FL, and one 5,000 square foot warehouse in New Jersey. The Miami warehouses provide fulfillment services for cruise inventory, and the New Jersey warehouse provides fulfillment for e-commerce and the Shop & Ship program.

Health and Wellness Centers

As of December 31, 2021, we operated state-of-the-art health and wellness centers on 170 ships, including virtually all of the major cruise lines globally, and 52 land-based destination resorts, principally in the United States, the Caribbean and Asia. Centers are designed and branded for each cruise and destination resort partner to optimize the guest experience, maximize revenues and align with our partners’ brand and hospitality environment. Centers can range in size from approximately 200 square feet to over 30,000 square feet and generally provide fitness areas, treatment rooms and salons, as well as elaborate thermal suites and/or saunas. Cruise centers are generally located on higher ship decks, which encourages increased passenger interest and guest traffic.

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

Principal Cruise Line Customers

A significant portion of our revenue is generated from each of the following cruise lines, which accounted for more than 10% of our total revenues in 2021, 2020 and 2019, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, P&O, Princess, and Seabourn cruise lines): 36.7%, 43.4%, and 46.7%, Royal Caribbean (including Royal Caribbean, Celebrity Cruises, Pullmantur, Azamara and Silversea cruise lines): 22.8%, 20.9%, and 23.1%, and Norwegian Cruise Line (including Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises): 11.4%, 16.3%, and 14.7%. These companies, combined, accounted for 140 of the 170 ships served by OneSpaWorld as of December 31, 2021. Our contracts are signed at the cruise line-level, not with the parent operator, giving OneSpaWorld a diverse customer base despite parent-level consolidation. Our contracts average five years in duration.

The numbers of ships served as of December 31, 2021 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Ships Served
Royal Caribbean (2)	25
Carnival (1)	24
Norwegian (3)	17
Princess (1)	14
Celebrity (2)	11
Costa (1)	11
Holland America (1)	11
Silversea (2)	8
Oceania (3)	6
P&O (1)	6
Windstar	6
Regent (3)	5
Seabourn (1)	5
Disney	4
Azamara (2)	3
Crystal	3
Cunard	3
Dream	2
Marella	2
Saga	2
Carnival Australia (1)	1
Virgin	1
Total	170

(1)	Carnival Corporation, the parent company of Carnival Cruise Line, also owns Carnival Australia, Costa, Holland America, P&O, Princess, and Seabourn.
(2)	Azamara, Celebrity, and Silversea are owned by Royal Caribbean.
(3)	Oceania and Regent are owned by Norwegian Cruise Lines.

Destination Resort Locations and Partners

As of December 31, 2021, we provided health and wellness services at destination resorts in the following locations:

Country	Number of Destination Resort Spas
Maldives	14
United States (1)	12
Malaysia	10
Indonesia	2
Bahamas	3
Palau	2
Russia	2
United Arab Emirates	2
Japan	2
Bahrain	1
Aruba	1
Egypt	1
Total	52

(1)	Includes Puerto Rico.

Cruise Line and Destination Resort Agreements

Through our cruise line and destination resort agreements, we have the exclusive right to offer health, fitness, beauty and wellness services and the ability to sell complementary products onboard the ships and at the destination resorts we serve. Under the cruise line agreements, guests pay for our services through our cruise line partners, who retain a specified percentage of gross receipts from such sales before remitting the remainder to us. Our revenue share agreements result in a highly variable cost model, where the primary fixed costs are the meals and accommodations for our shipboard employees. Most of our cruise line agreements cover all of the then-operating ships of a cruise line and typically new ships are added to ships in service through an amendment to the agreement. The agreements have specified terms ranging from three to 10.7 years, with an average remaining term per ship of approximately 3.7 years as of December 31, 2021. Cruise lines can terminate the agreements with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship, or our failure to achieve specified passenger service standards. However, we have never had a contract terminated prior to our respective expiration date.

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

Recent collaborative initiatives with cruise line partners have proven to enhance performance across certain key performance indicators. We have developed a fully integrated pre-booking platform, which allows guests to book health and wellness treatments six to eight weeks prior to the voyage. Pre-booked and pre-paid guests on average spend approximately 30% more than guests who book services once already onboard. We recently introduced a new pricing strategy, simplifying the choice architecture for our guests while continuing to make price adjustments across multiple areas within our spas. Guests have responded positively, resulting in an increased service spend coupled with a higher frequency of longer treatments booked, and a shift toward booking relatively more premium and signature services. We have begun rolling out our dynamic pricing model to our full cruise fleet, which provides the ability to optimize demand and maximize utilization of our health and wellness centers. We continually monitor the results of our marketing efforts and adjust our strategies in order to use our marketing resources in a cost-effective manner.

Competition

On cruise ships, we compete with passenger activity alternatives for onboard passenger dollars. We also compete with other maritime wellness facility providers, including cruise lines that insource the activity, as well as potential other outsource providers. Across the destination resorts business, we compete with other outsource providers of health, fitness, beauty and wellness services to hotel and destination resort operators. The destination resorts business is highly fragmented, and there is no one leader within this category.

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

While a number of the trademarks we use have been registered in the United States and other countries, the registrations of other trademarks that we use are pending. Recently, we have adopted the mark “OneSpaWorld” as the trade name of our maritime health and wellness business to reflect our position as a global provider of shipboard products and services.

We license “Mandara” for use by luxury destination resorts in certain Asian countries.

Sustainability and Social Responsibility

With a deep-seated devotion to the environment and the cultures we encounter and embrace, we strive for a better tomorrow by effecting positive change in the lives of stakeholders – our guests, employees, and the inhabitants of the destinations we visit and the locations where we operate and call home.

We believe that our impact on the environment, how we manage our relationships with our employees, our cruise and destination resort guests, our suppliers, and the communities where we operate, and the accountability of our leadership to our employees and our stockholders are all critically important to our business. Our company has undertaken a number of strategies to further these objectives, including programs to incorporate sustainability practices, improve data privacy and cybersecurity, increase employee diversity, ensure a respectful workplace, and invest in our communities. Our Board of Directors is responsible for promoting the long-term sustainable growth of the Company, including considering the social and environmental goals of the Company. See “Human Capital” for a more comprehensive description of our social responsibility initiatives.

With respect to environmental matters, we are collaborating with our third party product suppliers to introduce improved packaging solutions to reduce environmental impact. We have been implementing sustainability strategies by reducing paper usage and plastic water bottles, as well as recycling paper in the workplace, installing light sensors to reduce electricity consumption, and changing packaging materials from polystyrene to recyclable pillow packs. With respect to governance issues, we maintain policies with respect to ethical trading, confidential and non-public personal information, anti-fraud, anti-corruption, third party risk management, trade control compliance, data transfers, internal auditing services, global privacy, and global regulatory compliance.

Human Capital

As a pre-eminent global operator of health and wellness services, our people are essential to our operations and core to the long-term success of our Company. Our employees are responsible for upholding our purpose, integrity, and accountability, representing OneSpaWorld’s mission and values as a global health and wellness company. To attract and retain the best talent, we strive to embed a culture where employees can bring their whole selves to work.

Our Board of Directors directly oversees procedures and corporate culture which promotes and upholds the ethical conduct of the Company’s business, including adopting and monitoring compliance with the Company’s Code of Ethics, which, among other things, sets forth the Company’s policy of promoting high standards of integrity by and toward employees in the course of business dealings. The Compensation Committee of our Board is responsible for advising the Board with respect to the compensation philosophy, policies, and equity plans pertaining to our employees, intended to attract, engage, and retain talented personnel. The Audit Committee of our Board is responsible for establishing procedures for the treatment of anonymous employee complaints or concerns received by the Company, through the Company’s Ethics Hotline or otherwise. The Nominating and Governance Committee of our Board is responsible for developing, recommending to the Board, and reviewing on an ongoing basis the adequacy of the Company’s diversity and sustainability policies, as well as reviewing and recommending to the Board changes to the Company’s Code of Ethics.

During the first and second quarters of 2020, in response to the near cessation of our operations due to COVID-19, we took steps to mitigate the adverse impacts of the pandemic, including repatriating 3,220 of our cruise ship personnel to their homes around the world.

•

Our People. As a Company that provides health and wellness services and products, our employees are the bedrock of our cruise and resort guest experience. As of December 31, 2021, we had a total of 2,905 full-time employees. Of that number, 2,717 worked in health and wellness operations and 310 represented management and sales personnel and support staff, while 39 were involved in recruiting and training. We have one health and wellness center manager in each location and can have up to 83 total staff depending on the size of the center. As a global operation, we have a diverse team of employees who represent the locations and markets we serve and in which we operate. Approximately 369 of our employees were located in the United States. We believe our relationship with our employees is strong.

•

Diversity & Inclusion. Our Company achieves success by recruiting, training, supporting and resourcing employees from diverse demographic and socioeconomic populations across the globe, so as to best serve our cruise line and destination resort partners and their diverse global cruise line and destination resort base. We maintain an unwavering commitment to diversity and inclusion among our staff. OneSpaWorld is an equal opportunity employer, and we promote and celebrate diversity and inclusion in the workplace. We advertise U.S. corporate and destination resort spa positions on a human resources applicant tracking system, which provides visibility toward all applicants, including diverse candidates. As of December 31, 2021, our employees had the following attributes:

	Female	Male
Employees	2,205	437
Manager Staff	189	71
Executive Officers	1	2

In order to successfully achieve our goals toward diversity and inclusion, we strive to educate employees, managers, and leadership on these essential topics. Among other things, we provide annual trainings on the following topics: culture of civility, anti-harassment best practices, cultivating a respectful workplace, anti-harassment crash course: steering clear of sexual harassment, and halting harassment: prevention basics for management.

•

Talent Attraction. Our continued success is dependent on our ability to attract qualified employees. Our goal in recruiting and training new employees is to have available a sufficient number of skilled personnel trained in our customer service philosophy. Our cruise line and destination resort staff are sourced from over 95 countries. We recruit prospective shipboard health and wellness center employees from geographies including Australia, the British Isles, Canada, the Caribbean, continental Europe, India, Indonesia, Mauritius, the Philippines, South Africa, South America, and Thailand, providing an ample pipeline of talent from a wide range of demographics.

•	Talent Retention: Compensation and Benefits. We strive to provide competitive pay and benefits for our employees.

Shipboard spa employees typically are employed under nine month-long agreements with fixed terms. Our compensation arrangements include commissions received in connection with the provision of services and sales of products in our spas. We make available to all our shipboard employees comprehensive health and dental care, free of charge during the terms of their employment agreements, and provide long-term disability and death compensation, among other benefits. We provide our shipboard employees with transportation to their home countries free of charge following the completion of their employment terms. Our shipboard employees and their families and friends are entitled to discounts on the services and products we offer for sale, as well as personalized fitness and wellness programs. In recent years, we have improved staff retention, resulting in a more experienced staff across our fleet.

Employees at our destination resorts generally are employed without contracts, on an at-will basis, although most of our employees in Asia have one- or two-year contracts. Our U.S. corporate and destination resort spa employees are eligible to receive the following company benefits, some of which are Company sponsored, and some of which are voluntary: medical, dental, vision, 401(k) retirement plan, short term disability, long term disability, critical illness, flexible spending account, basic life insurance and basic accidental death and dismemberment, medical indemnity, off the job accident insurance, spouse life insurance and accidental death and dismemberment, child life insurance and accidental death and dismemberment. We provide an employee assistance program free of charge to our employees and members of their households, offering face-to-face mental health counseling sessions with a local provider, legal assistance, financial consultations, resources and referrals for childcare assistance and adoption, eldercare, pet care, and consultations with fraud resolution specialists intended to prevent identity theft.

•

Health and Safety. The health and safety of our employees remains our highest priority. During 2021, COVID-19 continued to pose a significant risk to our employees. We have undertaken a number of initiatives in connection with our reopening plan and our response to COVID-19, including the continuation of the availability of a remote work environment for our corporate employees. All staff returning to ships are required to complete training modules prior to returning to sea. We created a comprehensive manual entitled “Guidelines for Protection and Sanitization,” or “GPS,” which includes, among others, protocols for sanitization by service, modality and area, behavior, workplace controls, the use of personal protective equipment, social distancing, recognizing signs of COVID-19, and reporting procedures. As of the date of this report, more than 2,500 of our shipboard staff have successfully completed this training. In conjunction with corporate employees returning to our corporate office in Coral Gables, employees will be required to complete a training course regarding compliance with COVID-19 protocols, in alignment with CDC guidelines.

•

Culture and Ethics. We strive to bring our culture of ethical behavior to the forefront of our organization, and it is our values and mission that binds our business together. We visited over 1,200 global ports of call and operated 69 destination resorts in over 13 countries as of December 31, 2019, prior to the near cessation of our operations due to the COVID-19 pandemic. We have instituted best practices to ensure that we continue to operate to the highest standards, including requiring all our employees to familiarize themselves during the training with, and adhere strictly to, our Code of Ethics and other corporate policies.

•

Training and Development. Our business relies on the ever-changing needs and desires of our customer base. These changes require that our employees are armed with best-in-class training and development in emerging areas of health and wellness. We also operate in areas that are subject to regulation and licensing. To respond to these challenges, we have developed extensive training and licensing practices. Our efforts include training at our London Wellness Academy and our satellite training facilities in South Africa and the Philippines, ranging from two to six weeks depending on the profession and modality of each employee, onboard training for certain of our shipboard employees, and management training courses at our Coral Gables office. All our employees are required to complete sexual harassment training, and our shipboard employees also complete health and safety training upon boarding the vessels on which they serve. Certain shipboard employees also complete additional training on safe practices in providing our services, and training on cleaning and sanitization of our equipment and spa facilities. Our employees also receive training using our comprehensive “GPS” manual prior to returning to work.

We encourage our employees to progress through roles of increasing responsibility within our corporate structure during their tenures by providing numerous opportunities for development and training support. Most senior positions held by our Coral Gables and London Wellness Academy employees are occupied by individuals who began their careers as members of our shipboard spa teams. In our corporate office in Coral Gables, employees receive annual refresher and development training through the Company’s state of the art learning management system, and are required to review a variety of learning modules containing training content relevant to our globally diverse organization. As a substitute for our in-person training programs for existing and prospective staff, we have sought to limit our costs and our carbon footprint by offering eLearning modules for our shipboard staff, which we have integrated into our learning management system platform. The eLearning modules have also been an important component of our efforts to safely train our staff in a remote manner during the COVID-19 pandemic.

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

In response to the COVID-19 pandemic, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a Framework for Conditional Sailing Order on October 30, 2020, which outlines a phased approach for gradually permitting cruise ship passenger operations in U.S. waters, subject to certain conditions and guidelines. The Conditional Sailing Order and related measures, such as technical guidelines, currently operate as nonbinding recommendations for cruise lines arriving in or departing from a port in Florida, which most Florida-porting ships have chosen to voluntarily follow. On October 25, 2021, the CDC announced a temporary extension to the Framework for Conditional Sailing Order through January 15, 2022, due to the continued spread of the Delta variant. Following the expiration of this extension, the CDC recommends that cruise ships operating in U.S. waters choose to participate in the CDC’s COVID-19 Program for Cruise Ships. There can be no assurance as to when our cruise line partners will be able to receive conditional sailing certificates for additional ships or whether they can remain in compliance with the Conditional Sailing Order and their conditional sailing certificates, once obtained.

The COVID-19 pandemic has materially adversely impacted our business, operations, results of operations and financial condition, including liquidity, and is expected to continue to materially adversely impact our business, operations, results of operations and financial condition, including liquidity, in fiscal year 2022 and possibly thereafter. We cannot presently estimate the extent to which the pandemic will impact our business, which will depend on a number of factors, such as the duration and scope of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and cruises; and how quickly economies, travel and cruise activity, and demand for our services recover after the pandemic subsides. The COVID-19 pandemic also presents a significant threat to our employees’ well-being and morale, which has impacted employee productivity and may impact employee retention going forward.

To date we have incurred, and expect to continue to incur, significant costs caused by the COVID-19 pandemic. In light of the ongoing suspension of cruise voyages, the Company has taken steps to reduce expenses, including to date repatriating our shipboard staff furloughing certain destination resort spa personnel, capital expenditures and operating expenses, deferring payment of dividends declared and the suspension of our dividend program. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty, customer preferences, or our ability to attract and retain employees, destination resort partners or investors, and our reputation and market share may suffer as a result. Notwithstanding the mitigating actions we have undertaken, the Company continues to incur significant ongoing expenses. We may also incur additional COVID-19 related costs if we are subject to greater hygiene-related protocols in our services that are mandated by government authorities or other international authorities. In addition, the industry as a whole may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement.

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

We Depend on Our Agreements with Cruise Lines and Destination Resort Health and Wellness Centers; if These Agreements Terminate, Our Business Would Be Harmed

A significant portion of our revenues are generated from our cruise ship health and wellness operations, which have been adversely impacted by the outbreak of COVID-19. In light of the current market conditions and the other impacts caused by COVID-19, our cruise line and destination resort spa agreements may not be renewed after their expiration date on similar terms or at all. Any renewals may cause further reductions in our margins, as the amounts we pay to cruise lines and land-based venues may increase upon entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. Due to the impact of COVID-19, six vessels on which we operated health and wellness centers have been taken out of service permanently by our cruise line partners, and 20 vessels on which we operated health and wellness centers prior to the COVID-19 pandemic have been sold to other cruise line operators, including operators we currently serve. We are engaged in discussions with these cruise line operators regarding agreements to continue operation of our health and wellness centers aboard these ships; however, there can be no assurance that we will execute satisfactory agreements in the future. Termination or nonrenewal of cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our results of operations and financial condition. Some of our land-based destination resort health and wellness center agreements also provide for termination with limited advance notice under certain circumstances.

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

According to CLIA, 51% of passengers in the global cruise industry were sourced from North America, our core market, from 2018 to 2020. Prior to the outbreak of COVID-19, there was also a growing number of passengers sourced from outside North America in markets such as Western Europe, Asia, Australasia and South America. A significant portion of the cruise industry’s growth is expected to come from expansion of markets outside of our core North American market. We believe that non-North American passengers spend less on our services and products than North American passengers.

Our health and wellness centers on ships operating in the North American market are currently our best performing centers, and there can be no assurance that we will be able to generate the same revenue performance in non-North American markets. Additionally, our cruise line partners dictate the itineraries and geographies where their ships sail, and they may change itineraries to be less favorable to our revenue performance.

Other recent trends are those of certain cruise lines reducing the number of cruises to certain long-standing destinations and replacing them with alternative exotic destinations, as well as extending the length of voyages. As the cruise industry continues to resume operations after its virtual cessation due to the COVID-19 pandemic, such replacements and extensions could result in cruises producing lower revenues per voyage than produced in prior years, which may impact our revenues.

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

Cruise ships have increasingly had, and are expected to continue to have, itineraries which provide for the ships to be in port during cruises. When cruise ships are in port, our revenues are adversely affected compared with our revenues when cruise ships are at sea.

Cruise ships periodically go into dry-dock for routine maintenance, repairs and refurbishment for periods ranging from one to three weeks. Cruise ships also may be taken out of service unexpectedly for non-routine maintenance and repairs as a result of damage from an accident or otherwise, such as the Oasis of the Seas and Carnival Horizon incidents in 2019 and 2021, respectively. A ship also may go out of service with respect to us if it is transferred to a cruise line we do not serve or if it is retired from service. While we attempt to plan appropriately for the scheduled removal from service of ships we serve, unexpected removals from service of ships we serve can hamper the efficient distribution of our shipboard personnel, in addition to causing unexpected reductions in our shipboard revenues.

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

We Are Required to Make Minimum Payments under Our Agreements and May Face Increasing Payments to Cruise Lines and Owners of Our Destination Resort Health and Wellness Centers

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2021, these payments were required by four of the agreements for our destination resort health and wellness centers.

As of December 31, 2021, we guaranteed total minimum payments to owners of our land-based venues of approximately $2.9 million in the aggregate for 2022. Upon resumption of cruising and as we renew or enter into new agreements with cruise lines and land-based venues, we may experience increases in such required payments. As of December 31, 2021, there were no minimum payments guarantee amounts to cruise lines.

We Depend on the Continued Viability of the Ships and Destination Resort Health and Wellness Centers We Serve

Our revenues from our shipboard guests and guests at our destination resort health and wellness centers can only be generated if the ships and land-based venues we serve are open for business and continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. We cannot be assured of the continued viability of any of the land-based venues (including our ability to protect our investments in build-outs of health and wellness centers) or cruise lines that we serve, particularly in the event of recurrence of the more severe aspects of the economic slowdown experienced in certain prior years, which may occur due to the COVID-19 pandemic or other disruptions. To the extent that cruise lines or land-based venues we serve, or could potentially serve in the future, cease to operate all or a portion of their operations, our results of operations and financial condition could be adversely affected.

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

To the extent that our belief about the source of OneSpaWorld (Bahamas)’s shipboard income is correct, such income would not be ECI because such income is income of a character (compensation for services, gains on sales of certain property, and rental income from the lease of tangible property) that cannot be treated as ECI unless it is treated as U.S.-source income. However, OneSpaWorld (Bahamas)’s shipboard income generated while in port in The Bahamas is subject to the payment of a 10% VAT payable to the Bahamas Department of Inland Revenue.

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

The following are other risks related to the hospitality industry:

•

changes in the national, regional and local conditions (including major national or international terrorist attacks, armed hostilities, such as the recent invasion of Ukraine, or other significant adverse events, including an oversupply of hotel properties or a reduction in demand for hotel rooms);

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

•	weather conditions, including natural disasters, such as earthquakes, hurricanes, tsunamis and floods, which may be exacerbated due to climate change;

•	possible labor unrest or changes in economics based on collective bargaining activities;
•	changes in ownership, maintenance or room rates of, or popular travel patterns and guest demographics at the venues we serve;
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

We Compete with Passenger Activity Alternatives

We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to our services and products seeking agreements with cruise lines. Casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, ships dock in ports which provide opportunities for additional shopping as well as other activities that compete with us for passenger attention and disposable income, and cruise ships are increasingly offering itineraries providing for greater numbers of port days. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. Certain cruise lines we serve and have formerly served have engaged the services of third parties or their own personnel for the operation of the health and wellness centers for all or some of their ships. Additional cruise lines could take similar actions in the future. In addition, there are certain other entities offering services in the cruise industry similar to those provided by us and we may not be able to serve new cruise ships that come into service and that are not covered by our cruise line agreements.

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

The waters and countries in which we operate include geographic regions that, from time to time, experience political and civil unrest and armed hostilities. Political unrest in areas where we operate health and wellness centers also has adversely affected our operations and continued political unrest in the Middle East has adversely affected the travel industry in that region. The threat of additional attacks and of armed hostilities internationally, such as the hostilities in Eastern Europe and Ukraine, or locally, may cause prospective travelers to cancel their plans, including plans for cruise or land-based venue vacations. Weaker cruise industry and land-based venue performance could have a material adverse effect on our results of operations and financial condition.

Increased Severe Weather, Including as A Result of Climate Change, Can Disrupt Our Operations

Our operations may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornados, tsunamis, typhoons and volcanic eruptions. Most scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere that contribute to climate change could have significant physical effects on weather conditions, such as increased frequency and severity of hurricanes, storms, droughts, floods, and other climatic events. It is possible that cruises we serve could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other factors. Extreme weather events, such as hurricanes, floods and typhoons, may not only cause disruption, alteration, or cancellation of cruises and closures of destination resort health and wellness centers but may also adversely impact commercial airline flights and other transport or prevent certain individuals from electing to utilize our offerings altogether. In addition, these extreme weather conditions could result in increased wave and wind activity, which would make it more challenging to sail and dock ships and could cause sea/motion sickness among guests and crew on the ships we serve. These events could have an adverse impact on the safety and satisfaction of cruising and could have an adverse impact on our net revenue yields and profitability. Additionally, these extreme weather conditions could impact our ability to provide our cruise products and services as well as to obtain insurance coverage for operations in such areas at reasonable rates.

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

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of December 31, 2021, we have $234.5 million of secured indebtedness under our First Lien Term Loan Facility and Second Lien Term Loan Facility, and our First Lien Revolving Facility (collectively, the “Credit Facilities”). Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

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

Our First and Second Lien Term Facilities Are Tied to LIBOR

The London interbank offered rate (“LIBOR”), is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our current portfolio of debt and financial instruments currently tied to LIBOR consists of the Company’s First and Second Lien Term Facilities. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. Dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate certain of our financing agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As of December 31, 2021, we had $234.5 million in outstanding indebtedness tied to LIBOR.

We Restated Our Previously Issued Consolidated Financial Statements as of December 31, 2020 and 2019 and for the Year Ended December 31, 2020 (Successor), and the Period from March 20, 2019 to December 31, 2019 (Successor), Which May Lead to Additional Risks and Uncertainties, Including Loss of Investor Confidence and Negative Impacts on Our Share Price

On April 12, 2021, the SEC staff issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). On May 10, 2021, we amended our 2020 Form 10-K to restate previously issued consolidated financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 (Successor), and the Period from March 20, 2019 to December 31, 2019 (Successor) (the “Affected Periods”). The restatement related to accounting for warrants incorrectly as components of equity as opposed to liabilities. The restatement of the financial statements (the “Restatement”) had no impact on our liquidity, cash, cash equivalents, or adjusted EBITDA for the Affected Periods. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our Warrants and that such gains or losses could be material.

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

We Identified a Material Weakness in our Internal Control over Financial Reporting as of December 31, 2020; if we are Unable to Establish and Maintain an Effective System of Internal Control over Financial Reporting in the Future, we may not be able to Accurately Report our Financial Results, or do so in a Timely Manner, Which may Adversely Affect Investor Confidence in us and Materially Adversely Affect our Business and Operating Results.

Following the issuance of the SEC’s Statement, on April 30, 2021, our management and our audit committee concluded that, in light of the Statement, it was appropriate to restate our previously issued audited financial statements for the Affected Periods. See “—We Restated Our Previously Issued Consolidated Financial Statements as of December 31, 2020 and 2019 and for the Year Ended December 31, 2020 (Successor), and the Period from March 20, 2019 to December 31, 2019 (Successor), Which May Lead to Additional Risks and Uncertainties, Including Loss of Investor Confidence and Negative Impacts on Our Share Price.” As part of such process, our management and audit committee determined that our disclosure controls and procedures for the Affected Periods were not effective with respect to the classification of our Warrants as components of equity as opposed to liabilities, and that the foregoing arose as a result of a material weakness in our internal control over financial reporting.

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

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding accurate and timely filing of periodic reports and with applicable Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. Additionally, as a result of the material weakness we identified in our internal controls over financial reporting for the Affected Periods, the Restatement, the change in the accounting treatment of our Warrants, as well as other matters raised or that may in the future be raised by the SEC, we may in the future be exposed to litigation or other disputes concerning, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, regardless of its outcome, could have a material adverse effect on our business, operations, financial condition, results of operations and share price.

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

We May Be Exposed to the Threat of Cyber Attacks and/or Data Breaches, which Could Cause Business Disruptions and Loss

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

Risks Related to Ownership of Our Securities

Steiner Leisure Owns a Significant Portion of Our Shares and Has Representation on Our Board; Steiner Leisure May Have Interests That Differ from Those of Other Shareholders

As of the date of this report, approximately 21% of our common shares are beneficially owned by Steiner Leisure. Two of our directors were nominated by Steiner Leisure, and as a result, Steiner Leisure may be able to significantly influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our shareholders, and for shareholder action, including the designation and appointment of the OneSpaWorld Board of Directors (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. The influence of Steiner Leisure over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common shares to decline or prevent our shareholders from realizing a premium over the market price for our common shares.

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

The Market Price and Trading Volume of Our Common Shares Has Been and May Continue to Be Volatile

The market price and trading volume of our common shares may be volatile and could decline significantly, as has recently happened as a result of COVID-19 and related economic uncertainty. We cannot assure that the market price of our common shares will not fluctuate widely or decline significantly in the future in response to a number of factors, including, without limitation, the following:

•	the continuation and impact of the COVID-19 pandemic;
•	the realization of any of the risk factors presented in this Annual Report on Form 10-K;
•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•	performance and departures of key personnel;
•	failure to comply with the requirements of Nasdaq;
•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•	future issuances, sales or resales, or anticipated issuances, sales or resales, of our common shares, such as additional sales of common shares through the Company’s ATM Program;
•	publication of research reports about us, the cruise industry, or the hospitality industry generally;
•	the performance and market valuations of our cruise line partners and of companies in the travel leisure industry;

•	broad disruptions in the financial markets, as have occurred as a result of COVID-19, including sudden disruptions in the credit markets;
•	speculation in the press or investment community with respect to the factors impacting our business, including the risk factors presented in this Annual Report on Form 10-K;
•	actual, potential or perceived operational and internal control, accounting or financial reporting issues; and
•	changes in accounting principles, policies and guidelines.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are traded on The Nasdaq Capital Market under the symbol “OSW.” As of February 25, 2022, there were 26 registered holders of our common shares and one registered holder of non-voting common shares. In addition to our common shares that trade on Nasdaq, the Company has begun an ATM Program (more fully described herein) that permits, but does not require, the Company to sell common shares.

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

Stock Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (United States and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning January 1, 2021 and ending December 31, 2021.

As a result of the impact of the COVID-19 outbreak on our business, our Board of Directors re-evaluated our current dividend program and determined, in order to increase our financial flexibility and reallocate our capital resources, to temporarily suspend our dividend program until further notice.

The graph assumes that $100.00 was invested on January 4, 2021 in our common shares at a per share price of $9.67, the closing price on that date, and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among OneSpaWorld Holdings Limited, the Nasdaq Composite Index, and the Dow Jones US Travel & Leisure Index

	1/31	2/28	3/31	4/30	5/31	6/30	7/31	8/31	9/30	10/31	11/30	12/31
OneSpaWorld Holdings Limited	$(73.63)	$57.23	$289.03	$254.86	$207.45	$355.85	$(21.00)	$75.15	$67.72	$259.07	$343.23	$28.53
NASDAQ Composite	$73.05	$155.44	$85.20	$198.78	$129.42	$242.31	$320.95	$373.89	$384.51	$360.59	$515.40	$480.94
Dow Jones US Travel & Leisure	$13.26	$104.75	$276.82	$305.16	$253.02	$296.14	$224.97	$223.96	$247.23	$264.42	$242.60	$171.22

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for the Company, derived from the audited consolidated financial statements of OSW Predecessor included elsewhere in this report. The information below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of the Company, and the notes related thereto, included elsewhere in this report.

	Successor			Predecessor
	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019	Year Ended December 31, 2018
(In thousands)
REVENUES
Service Revenues	$115,945	$93,682	$339,793	$91,280	$410,927
Product Revenues	28,086	27,243	103,988	27,172	129,851
Total Revenues	144,031	120,925	443,781	118,452	540,778
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	108,939	107,258	292,844	76,836	352,382
Cost of products	26,646	31,976	90,353	23,957	110,793
Administrative	15,526	18,957	13,986	2,498	9,937
Salary, benefits and payroll taxes	28,151	20,138	32,300	29,349	15,624
Amortization of intangible assets	16,829	16,823	13,174	755	3,521
Goodwill and tradename intangible assets impairment	—	190,777	—	—	—
Total cost of revenues and operating expenses	196,091	385,929	442,657	133,395	492,257
(Loss) income from operations	(52,060)	(265,004)	1,124	(14,943)	48,521
OTHER (EXPENSE) INCOME, NET
Interest expense and warrant issuance costs	(13,488)	(16,089)	(13,522)	(6,316)	(34,099)
Loss on extinguishment of debt	—	—	—	(3,413)	—
Interest income	55	30	43	—	238
Change in fair value of warrant liabilities	(2,600)	(6,100)	(19,700)	—	171
Total other expense, net	(16,033)	(22,159)	(33,179)	(9,729)	(33,690)
(Loss) income before income tax expense (benefit)	(68,093)	(287,163)	(32,055)	(24,672)	14,831
INCOME TAX EXPENSE (BENEFIT)	429	814	(120)	109	1,088
NET (LOSS) INCOME	$(68,522)	$(287,977)	$(31,935)	$(24,781)	$13,743
Adjusted EBITDA (1)	$(18,946)	$(42,748)	$45,239	$13,797	$58,793
Unlevered After-Tax Free Cash Flow (1)	$(21,974)	$(45,015)	$42,092	$13,280	$53,084
% Conversion	116.0%	105.3%	93.0%	96.3%	90.3%

	Successor			Predecessor
	As of December 31, 2021	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018
Balance Sheet Data (At Period End):
Working Capital (2)	$4,249	$1,659	$25,389	$22,419
Total Assets	688,868	702,279	923,669	272,659
Total Liabilities	394,964	381,451	333,201	400,242
Total Equity (Deficit)	293,904	320,828	590,468	(127,583)

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

The following table reconciles Net (Loss) Income to Adjusted EBITDA and Unlevered After-Tax Free Cash Flow for the years ended December 31, 2021 and 2020 (Successor) and periods March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19,2019 (Predecessor):

	Successor			Predecessor
(In thousands)	Year Ended December 31,	Year Ended December 31,	March 20, 2019 to December 31,	January 1, 2019 to March 19,
	2021	2020	2019	2019
Net (Loss) Income	$(68,522)	$(287,977)	$(31,935)	$(24,781)
Provision (Benefit) for Income Taxes	429	814	(120)	109
Interest Income	(55)	(30)	(43)	—
Noncontrolling Interest (a)	—	—	(3,334)	(678)
Interest expense and warrant issuance costs	13,488	16,089	13,522	6,316
Loss on Extinguishment of Debt	—	—	—	3,413
Related Party Adjustments (b)	—	—	—	538
Goodwill and trade name impairment charges	—	190,777	—	—
Depreciation & Amortization	22,468	24,453	19,606	1,989
Change in Control Payments (c)	—	—	—	26,615
Stock-based Compensation	10,646	4,950	20,683	—
Business Combination Costs (d)	—	1,619	7,160	—
Addback for Non-Cash Prepaid Expenses (e)	—	457	—	276
Change in fair value of warrant liabilities	2,600	6,100	19,700	—
Adjusted EBITDA	$(18,946)	$(42,748)	$45,239	$13,797
Capital Expenditures	(2,868)	(2,132)	(2,909)	(517)
Cash Taxes (f)	(160)	(135)	(238)	—
Unlevered After-Tax Free Cash Flow	$(21,974)	$(45,015)	$42,092	13,280
% Conversion (g)	116.0%	105.3%	93.0%	96.3%
(a)	Noncontrolling Interest refers to amounts paid to a joint venture partner.
(b)	Related Party Adjustments refers to adjustments to reflect the impact of agreements with related parties for the full periods presented.
(c)	Change in control payments relates to amounts paid to OSW Predecessor executives upon consummation of the Business Combination.
(d)	Business Combination costs refers primarily to legal and advisory fees incurred by OneSpaWorld in connection with the Business Combination.
(e)	Addback for Non-Cash Prepaid Expenses refers to non-cash expenses incurred in connection with certain contracts.
(f)	Cash Taxes refers to cash taxes paid or payable.
(g)	Unlevered After-Tax Free Cash Flow Conversion is calculated as Adjusted EBITDA less Capital Expenditures and Provision for Income Taxes, divided by Adjusted EBITDA

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of our audited financial condition and results of operations should be read in conjunction with the information presented in “Selected Historical Financial Information” and our consolidated financial statements and the notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity, and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

The information for the years ended December 31, 2021 and 2020 (Successor), the period from March 20, 2019, to December 31, 2019 (Successor) and the period from January 1, 2019 to March 19, 2019 (Predecessor) is derived from OSW Predecessor’s audited consolidated and combined financial statements and the notes thereto included elsewhere in this report.

Any reference to “OneSpaWorld” refers to OneSpaWorld Holdings Limited and our consolidated subsidiaries on a forward-looking basis or, as the context requires, to the historical results of OSW Predecessor. Any reference to “OSW Predecessor” refers to the entities comprising the “OneSpaWorld” business prior to the consummation of the Business Combination.

Overview

During 2021, we continued to execute our gradual resumption of our health and wellness centers operations on cruise ships and in destination resorts. As of December 31, 2021, 118 ships of our cruise line partners and 48 destination resort spas were operating as part of our gradual return to service. The extent of the effects of COVID-19 on our business are uncertain and will depend on future developments, including, but not limited to, the duration and continued severity of COVID-19 and the length of time it takes to return the company to profitability. We cannot fully predict the continuing impacts of the COVID-19 outbreak on the industry or on our business. Despite this uncertainty, we believe we have certain strengths that have positioned us as a leader in the hospitality-based health and wellness industry and to participate in the recovery of the cruise industry and the hospitality industry.

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Our highly trained and experienced staff offered guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard cruise ships and at destination resorts globally. We are the market leader at nearly 20x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform as well as decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay.

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

We are unable to predict the course of COVID-19, but it has had, and we anticipate that it will continue to have, a material negative impact on our business performance, results of operations, financial condition and liquidity in 2022.

Matters Affecting Comparability

On March 19, 2019, we consummated the previously announced Business Combination.

“OSW Predecessor” is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and OneSpaWorld Marks Limited (formerly known as Steiner Marks Limited), (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC (subsequently dissolved), Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., OneSpaWorld Resort Spas (North Carolina), Inc. (formerly known as Steiner Resort Spas (North Carolina), Inc.), OSW SoHo LLC, OSW Distribution LLC, World of Wellness Training Limited (formerly known as Steiner Training Limited), STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited (formerly known as STO Medispa Limited), Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited (subsequently dissolved), The Onboard Spa by Steiner (Shanghai) Co., Ltd. (subsequently dissolved), Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C. (subsequently dissolved), Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure (the noncontrolling interest in which was subsequently purchased by OneSpaWorld), and (iv) the timetospa.com website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.), subsequently transferred to OneSpaWorld.

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

Due to the impact of COVID-19 on our operations in 2021 and 2020, current and prior year data is not meaningful and not included.

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

Cost of products. Cost of products consists primarily of the cost of products sold through our various methods of distribution, an allocable portion of wages paid to shipboard employees and an allocable portion of payments to cruise lines and destination resort partners (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both). Cost of products has historically been highly variable, increases and decreases in cost of products are primarily attributable to a corresponding increase or decrease in product revenues and includes impairment of inventories. Cost of products has tended to remain consistent as a percentage of product revenues.

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

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes are comprised of employee expenses associated with corporate and administrative functions that support our business, including fees for employee salaries, bonuses, stock based compensation, payroll taxes, pension/401(k) and other employee costs.

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

•

Other risks and uncertainties. Our revenues and financial performance may be impacted by other risks and uncertainties, including, without limitation, those set forth under the section entitled “Risk Factors”.

The effect of each of these factors on our revenues and financial performance varies from period to period.

Results of Operations

Comparison of Results for the Years Ended December 31, 2021 and 2020

	Successor
	Consolidated

($ in thousands)	Year Ended December 31, 2021	% of Total Revenue	Year Ended December 31, 2020	% of Total Revenue
REVENUES
Service revenues	$115,945	80.5%	$93,682	77.5%
Product revenues	28,086	19.5%	27,243	22.5%
Total revenues	144,031	100.0%	120,925	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	108,939	75.6%	107,258	88.7%
Cost of products	26,646	18.5%	31,976	26.4%
Administrative	15,526	10.8%	18,957	15.7%
Salary, benefits and payroll taxes	28,151	19.5%	20,138	16.7%
Goodwill and tradename intangible assets impairment	—	0.0%	190,777	157.8%
Amortization of intangible assets	16,829	11.7%	16,823	13.9%
Total cost of revenues and operating expenses	196,091	136.1%	385,929	319.1%
Loss from operations	(52,060)	-36.1%	(265,004)	-219.1%
OTHER (EXPENSE) INCOME, NET
Interest expense and warrant issuance costs	(13,488)	-9.4%	(16,089)	-13.3%
Interest income	55	0.0%	30	0.0%
Change in fair value of warrant liabilities	(2,600)	-1.8%	(6,100)	-5.0%
Total other expense, net	(16,033)	-11.1%	(22,159)	-18.3%
Loss before income tax expense (benefit)	(68,093)	-47.3%	(287,163)	-237.5%
INCOME TAX EXPENSE (BENEFIT)	429	0.3%	814	0.7%
NET LOSS	$(68,522)	-47.6%	$(287,977)	-238.1%

Revenues. Revenues for the years ended December 31, 2021 and 2020 were $144.0 million and $120.9 million, respectively. Results in both 2021 and 2020 were substantially impacted by the COVID-19 pandemic, which resulted in the cancellation of all cruise ship voyages and closure of all destination resort health and wellness centers during mid-March 2020 through December 31, 2020. The twelve months ended December 31, 2021 revenues were derived primarily from the operations of health and wellness centers onboard ships having resumed voyages and our destination resort health and wellness centers having resumed operations primarily during the last two quarters of the year.

The break-down of revenue between service and product revenues was as follows:

•

Service revenues Service revenues for the year ended December 31, 2021 were $115.9 million, an increase of $22.2 million, or 24%, compared to $93.7 million for the year ended December 31, 2020. The year ended December 31, 2020 included revenues before COVID-19 was declared a pandemic on March 10, 2020. The year ended December 31, 2021 included revenues related to the resumption of service at our destination resort health and wellness centers and 118 of our health and wellness centers onboard ships which had resumed operation as of December 31, 2021, with the majority of those coming into service in the third quarter and fourth quarters.

•

Product revenues. Product revenues for the year ended December 31, 2021 were $28.1 million, a decrease of $0.9 million, or 3%, compared to $27.2 million for the year ended December 31, 2020. The year ended December 31, 2020 included revenues before COVID-19 was declared a pandemic on March 10, 2020. The year ended December 31, 2021 included product sales revenues related to the resumption of service at our destination resort health and wellness centers and 118 of our health and wellness centers onboard ships which had resumed operation as of December 31, 2021, with the majority of those coming into service in the third quarter and fourth quarters.

Cost of services. Cost of services for the year ended December 31, 2021 were $108.9 million, an increase of $1.6 million, or 2%, compared to $107.3 million for the year ended December 31, 2020. The increase was primarily attributable to the resumption of cruise line health and wellness center operations in the last two quarters of 2021 compared with our cruise line operations in the first quarter of 2020 prior to the onset of the COVID-19 pandemic.

Cost of products. Cost of products for the year ended December 31, 2021 were $26.6 million, a decrease of $5.4 million, or 17%, compared to $32.0 million for the year ended December 31, 2020. The decrease was attributable to a lower amount required in 2021 versus 2020 related to the decrease in inventory write-downs for the decline in the net realizable value of inventories, principally the result of excess, slow-moving, and expiration of inventories caused by the cessation of our cruise line partners’ operations and, consequently, our operations, due to the COVID-19 pandemic and a change in business mix.

Administrative. Administrative expenses for the year ended December 31, 2021 were $15.5 million, a decrease of $3.5 million or 18%, compared to $19.0 million for the year ended December 31, 2020. The decrease was primarily attributable to a reduction in costs of recruitment and training of onboard staff as a result of the COVID-19 pandemic, structural cost savings implemented by management and higher professional fees in 2020.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the year ended December 31, 2021 were $28.2 million, an increase of $8.1 million, or 40%, compared to $20.1 million for the year ended December 31, 2020. The increase was primarily attributable to non-cash stock-based compensation expense and by the measured increase in Corporate head count to account for the return to sailing.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2021 and 2020 were both $16.8 million, respectively.

Goodwill and trade name impairment charges. Goodwill and trade name impairment charges for the year ended December 31, 2020 were $190.8 million. This was comprised of goodwill and trade name impairment charges of $190.1 million and $0.7 million, respectively.

Other (expense) , net. Other (expense), net includes interest expense and warrants issuance costs, interest income and changes in the fair value of the warrant liabilities. Interest expense and warrants issuance cost for the year ended December 31, 2021 were $13.5 million, a increase of $2.6 million, or 16%, compared to $16.1 million for the year ended December 31, 2020. The increase was primarily attributable to the $1.4 million warrant issuance costs during the year ended December 31, 2020. During the year ended December 31, 2021 the change in fair value of the outstanding warrants was a loss of $2.6 million compared to a loss of $6.1 million during the year ended December 31, 2020. The change in fair value of warrants is the result of changes in market prices deriving the value of the financial instruments.

Income tax expense (benefit). Income tax expenses for the year ended December 31, 2021 were $0.4 million, a decrease of $0.4 million, or 47%, compared to $0.8 million for the year ended December 31, 2020. The decrease was driven by an increase in the 2020 valuation allowance offset by higher income in taxable jurisdictions in the year ended December 31, 2021.

Net loss. Net loss for the years ended December 31, 2021 was $68.5 million, a decrease in net loss of $219.5 million, or 76%, compared to a net loss of $288.0 million for the year ended December 31, 2020. The decrease in the net loss principally resulted from the non-recurring $190.8 million goodwill and tradename intangible asset impairment charge recorded in 2020 period and the resumption of operations in the last two quarters of 2021.

Comparison of Results for the Years Ended December 31, 2020 and 2019

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

	Successor				Predecessor
	Consolidated				Combined
($ in thousands)	Year ended December 31, 2020	% of Total Revenue	March 20, 2019 to December 31, 2019	% of Total Revenue	January 1, 2019 to March 19, 2019	% of Total Revenue
REVENUES
Service revenues	$93,682	77.5%	$339,793	76.6%	$91,280	77.1%
Product revenues	27,243	22.5%	103,988	23.4%	27,172	22.9%
Total revenues	120,925	100.0%	443,781	100.0%	118,452	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	107,258	88.7%	292,844	66.0%	76,836	64.9%
Cost of products	31,976	26.4%	90,353	20.4%	23,957	20.2%
Administrative	18,957	15.7%	13,986	3.2%	2,498	2.1%
Salary, benefits and payroll taxes	20,138	16.7%	32,300	7.3%	29,349	24.8%
Amortization of intangible assets	16,823	13.9%	13,174	3.0%	755	0.6%
Goodwill and tradename intangible assets impairment	190,777	157.8%	—	0.0%	—	0.0%
Total cost of revenues and operating expenses	385,929	319.1%	442,657	99.7%	133,395	112.6%
Loss from operations	(265,004)	-219.1%	1,124	0.3%	(14,943)	-12.6%
OTHER (EXPENSE) INCOME, NET
Interest expense and warrant issuance costs	(16,089)	-13.3%	(13,522)	-3.0%	(6,316)	-5.3%
Loss on extinguishment of debt	—	0.0%	—	0.0%	(3,413)	0.0%
Interest income	30	0.1%	43	0.0%	—	0.0%
Change in fair value of warrant liabilities	(6,100)	-5.0%	(19,700)	-4.4%	—	0.0%
Total other expense, net	(22,159)	-18.3%	(33,179)	-7.5%	(9,729)	-8.2%
(Loss) income before income tax expense (benefit)	(287,163)	-237.5%	(32,055)	-7.2%	(24,672)	-20.8%
INCOME TAX EXPENSE (BENEFIT)	814	0.7%	(120)	0.0%	109	0.1%
NET (LOSS) INCOME	(287,977)	-238.1%	(31,935)	-7.2%	(24,781)	-20.9%
Net income attributable to noncontrolling interest	-	0.0%	3,334	0.8%	678	0.6%
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS AND PARENT, RESPECTIVELY	$(287,977)	-238.1%	$(35,269)	-7.9%	$(25,459)	-21.5%

Revenues. Revenues for the year ended December 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $120.9 million, $443.8 million and $118.5 million, respectively. The decrease was driven by the COVID-19 pandemic, which resulted in the cancellation of most cruise ship voyages and the closure of many destination resort health and wellness centers where we operate during mid-March 2020 through December 31, 2020. The break-down of revenue between service and product revenues was as follows:

•Service revenues Service Revenues for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $93.7 million, $339.8 million and $91.3 million, respectively.

•Product revenues. Product revenues for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $27.2 million, $104.0 million and $27.2 million, respectively.

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

Cost of products. Cost of products for the year ended December 31, 2020, Successor 2019 Period and Predecessor 2019 Period were $32.0 million, $90.4 million and $24.0 million, respectively. The decrease was attributable to a lower amount required in 2021 versus 2020 related to the decrease in inventory write-downs for the decline in the net realizable value of inventories, principally the result of excess, slow-moving, and expiration of inventories caused by the cessation of our cruise line partners’ operations and, consequently, our operations, due to the COVID-19 pandemic and a change in business mix.

Administrative. Administrative expenses for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $19.0 million, $14.0 million, and $2.5 million, respectively. The year ended December 31, 2020 included a full year of public company cost and higher legal expenses. The Successor 2019 Period and Predecessor 2019 Period had expenses incurred in connection with the Business Combination and costs associated with being a public company.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the year ended December 31, 2020, the Successor 2019 Period and Predecessor 2019 Period were $20.1 million, $32.3 million, and $29.3 million, respectively. The decrease for the year ended December 31, 2020 compared to the combined Successor 2019 Period and Predecessor 2019 Period was $41.5 million, or 67%. The decrease was driven by $20.7 million related to stock options that fully vested upon grant to certain directors and executives in the Successor 2019 Period and $26.6 million in change in control payments pursuant to agreements entered into in 2016 that were earned upon consummation of the Business Combination for services rendered prior to the Business Combination in the Predecessor 2019 Period. The year ended December 31, 2020 had $5.0 million of non-cash stock-based compensation expense and included management’s actions to preserve liquidity due to the COVID-19 pandemic by enacting salary reductions, furloughs and terminations, which reduced salary expense for the period.

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

Liquidity and Capital Resources

Overview

Due to the impact of COVID-19, we have taken prudently aggressive actions to increase our financial flexibility. We have increased financial flexibility by securing and reallocating capital resources, including: (i) eliminating all non-essential operating and capital expenditures, (ii) withdrawing the Company dividend program until further notice, (iii) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors, (iv) the completion of the 2020 Private Placement on June 12, 2020; (v) borrowing $7 million, net, on our revolving credit facility, leaving $13 million available and undrawn; and (vi) entering into an agreement to allow for the Company to operate its ATM Program, which permits the Company to sell, from time to time, common shares up to an aggregate offering price of $50.0 million. We have historically funded our operations with cash flow from operations, except prior to March 19, 2019 with respect to certain expenses and operating costs that had been paid in the Predecessor Periods prior to the Business Combination by Steiner Leisure on our behalf, and, when needed, with borrowings under our credit facility. Steiner Leisure has paid on our behalf expenses associated with the allocation of Parent corporate overhead and costs associated with the purchase of products from related parties and forgiven by Steiner Leisure. Historical operating cash flows exclude OSW Predecessor’s expenses and operating costs paid by Steiner Leisure on our behalf. Consequently, our combined historical cash flows may not be indicative of cash flows had we been a separate stand-alone entity, or of our future cash flows.

The ATM Program described above is an At-The-Market Offering Sales Agreement with Stifel Nicolaus & Company, entered into on December 7, 2020. Under the ATM Program, we may offer and sell, from time to time, common shares having an aggregate offering price of up to $50.0 million (the “ATM Shares”). Any ATM Shares sold under the ATM Program will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-239628), which was declared effective by the SEC on July 22, 2020, the base prospectus filed as part of such registration statement, and the prospectus supplement, dated December 7, 2020 and filed by the Company with the SEC. During the year ended December 31, 2020, we issued and sold an aggregate of 1.3 million common shares at an average price of $9.18 per share for aggregate net proceeds of $11.1 million, which were net of equity issuance costs of $0.6 million. During the year ended December 31, 2021, we issued and sold an aggregate of 2.6 million common shares at an average price of $10.88 per share for aggregate net proceeds of $27.5 million, which were net of equity issuance costs of $0.9 million.

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

Cash Flows

The following table shows summary cash flow information for the years ended December 31, 2021, December 31, 2020, periods from March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor).

	Successor			Predecessor
	Consolidated			Combined
	Year Ended December 31,	Year Ended December 31,	March 20,2019 to December 31,	January 1, 2019 to March 19,
(in thousands)	2021	2020	2019	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,522)	$(287,977)	(31,935)	$(24,781)
Depreciation and amortization	22,468	24,453	19,606	1,989
Goodwill and trade name impairment charges	—	190,777	—	—
Stock-based compensation	10,646	4,950	20,683	—
Amortization of deferred financing costs	1,026	1,026	841	213
Warrant issuance costs	—	1,386	—	—
Change in fair value of warrant liabilities	2,600	6,100	19,700	—
Provision for doubtful accounts	453	172	—	8
Inventories impairment charges	3,977	6,000	—	—
Loss from write-offs of property and equipment	177	90	—	—
Loss on extinguishment of debt	—	—	—	3,413
Deferred income taxes	89	1,575	(643)	—
Change in working capital	(8,018)	14,898	(31,426)	22,891
Net cash (used in) provided by operating activities	(35,104)	(36,550)	(3,174)	3,733
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,868)	(2,132)	(2,909)	(517)
Acquisition of OSW Predecessor, net of cash acquired	—	—	(676,453)	—
Net cash used in investing activities	(2,868)	(2,132)	(679,362)	(517)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	—	—	122,510	—
Net proceeds from Haymaker and private placement investors	—	—	349,390	—
Proceeds from 2020 private placement, net of issuance costs paid	—	68,602	—	—
Proceeds from At-the Market Equity Offering, net of issuance costs paid	27,474	11,090	—	—
Proceeds from the term loan and revolver facilities	—	20,000	245,900	—
Repayment on term loan and revolver facilities	—	(13,000)	(18,442)	—
Dividend paid on common stock	—	(2,445)	—	—
Purchase of public warrants	—	(879)	—	—
Proceeds from conversion of public warrants into common shares	—	—	11	—
Payment of deferred financing costs	—	—	(6,892)	—
Proceeds from amounts due from related party	—	—	3,187	—
Net distributions to Parent and its affiliates (1)	—	—	—	(4,262)
Distribution to noncontrolling interest	—	(4,011)	(834)	(267)
Cash paid to acquire noncontrolling interest	—	(10,810)	—	—
Net cash provided by (used in) financing activities	27,474	68,547	694,830	(4,529)
Effect of exchange rate changes on cash	(117)	(280)	(205)	649
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,615)	29,585	12,089	(664)
Cash and cash equivalents and restricted cash, Beginning of period	43,448	13,863	1,774	15,302
Cash and cash equivalents and restricted cash, End of period	$32,833	$43,448	$13,863	$14,638

Comparison of Results for the Years Ended December 31, 2021 and 2020

Operating activities. Our net cash used in operating activities for the year ended December 31, 2021 and 2020, were $(35.1) million and $(36.6) million, respectively. For the year ended December 31, 2021, the Company incurred a cash flow deficit from operations principally due to the Net Loss for the period caused by the negative impact of the COVID-19 pandemic on revenue generation on cruise ships, while the Company continued to incur substantial operating expenses to prepare for and execute the resumption of operations on cruise ships and in destination resorts occurring in 2021.

Investing activities. Our net cash used in investing activities for the year ended December 31, 2021 and 2020 were $(2.9) million and $(2.1) million, respectively. In the years ended December 31, 2021 and 2020, the Company incurred low capital expenditures due to the COVID-19 pandemic and eliminating all non-essential capital expenditures. The $0.8 million increase in 2021 primarily resulted in capital expenditures for return to service onboard vessels during the latter part of 2021.
Financing activities. Our net cash provided by financing activities for the year ended December 31, 2021 and 2020 were $27.5 million and $68.5 million, respectively. For the year ended December 31, 2021, the Company sold 2.6 million common shares under the ATM Program, resulting in $27.5 million in net proceeds. In the year ended December 31, 2020, the Company closed the 2020 Private Placement ($68.6 million proceeds through December 31, 2020, net of issuance costs paid), paid $2.4 million in dividends on common stock, purchased the 40% noncontrolling interest of Medispa Limited for $12.3 million in a combination of $10.8 million in cash and 98,753 shares of the Company’s common stock at a share price of $15.26, and borrowed a net $7.0 million under the First Lien Revolving Facility due to COVID-19.

Comparison of Results for the Years Ended December 31, 2020 to the Periods from March 20, 2019 to December 31, 2019 (Successor) and January 1, 2019 to March 19, 2019 (Predecessor)

Operating activities. Our net cash (used in) provided by operating activities for the year ended December 31, 2020, Successor 2019 Period, and the Predecessor 2019 Period were $(36.5) million, $(3.2) million and $3.7 million, respectively. In the year ended December 31, 2020, the Company ceased meaningful revenue generation at the end of the first quarter, while incurring significant costs related to the housing and repatriation costs of Company personnel onboard cruise ships, as well as costs incurred in preparation for cruise ship layups. Subsequently, the Company continued to pay repatriation costs and corporate expenses leading to a cash deficit. Also, in 2020 the Company included a $6.0 million charge for the write down of inventory that is likely to expire as a result of the extended pause in operations caused by the COVID-19 pandemic. In the Successor 2019 Period, the Company incurred stock-based compensation payments of $20.7 million related to stock options to certain directors and executives. In the Predecessor 2019 Period, the Company incurred change of control payments of $26.6 million payable upon consummation of the Business Combination.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations and that require the most difficult, subjective and complex judgments. This discussion is not intended to be a comprehensive description of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other significant accounting policies, please see Note 2 in the Notes to the Consolidated Financial Statements. Note that our preparation of our consolidated financial statements included in this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will be consistent with those estimates. Our consolidated financial statements include the assets, liabilities, revenues and expenses specifically related to our operations. We believe the assumptions and allocations underlying the accompanying consolidated financial statements and notes to the consolidated financial statements are reasonable, appropriate, and consistently applied for the periods presented.

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

Prior to adoption of Accounting Standard Codification (“ASC”) Topic 606, Revenues from Contracts with Customers, as discussed in Revenue Recognition section in Note 2, Summary of Significant accounting policies to our consolidated financial statements, we recognized revenues earned as services are provided and as products are sold, following legacy accounting guidance under ASC Topic 605, Revenue Recognition. Generally, this led to recognition that is consistent with our new policy. Under legacy guidance, we had also elected to recognize revenue on a net-of-tax basis, which is similar to our election under ASC Topic 606. For gift card breakage, the Company uses the redemption recognition method for recognizing breakage related to certain gift certificates for which it has sufficient historical information; this pattern is relatively consistent with our recognition pattern under ASC Topic 606.

Cost of Revenues. We make certain assumptions to allocate cost of revenues which includes:

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

Cost of revenues may be affected by, among other things, sales mix, production levels, exchange rates, changes in supplier prices and discounts, purchasing and manufacturing efficiencies, tariffs, duties, freight and inventory costs, including impairment charges to reduce inventory to net realizable value, and increases in fuel costs. Certain cruise line and destination resort health and wellness center agreements provide for increases in the percentages of services and products revenues and/or, as the case may be, the amount of minimum annual payments over the terms of those agreements. These payments may also be increased under new agreements with cruise lines and destination resort health and wellness center owners that replace expiring agreements.

Inventories. Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for resale for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated net realizable value. The Company’s evaluation of net realizable value requires judgment and is based on specific assumptions. The establishment of inventory reserves involves the estimate of the amount of inventories that will be used in health and wellness services on cruises when they return to sailing, which is uncertain and dependent on our cruise line partners and their customers who use our services. During the years ended December 31, 2021 and 2020 (Successor), we recorded inventory impairment charges of $4.0 million (of which approximately $2.0 million was recorded in the three months ended December 31, 2021) and $6.0 million, respectively, for the decline in the net realizable value of inventories, which is included in Cost of products in the accompanying consolidated statement of operations. This loss principally is the result of excess, slow-moving, expiration of products and damaged inventories held at our Maritime segment caused by the cessation of our cruise line partners’ operations and, consequently, our Maritime segment operations, due to the COVID 19 pandemic. The establishment of inventory reserves involves estimating the amount of inventories that will be sold at or used in health and wellness services on cruises when they return to sailing, which is uncertain and dependent on our cruise line partners and its customers that use our services and purchase our products

Goodwill and Indefinite-Lived Intangible Assets. Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. The Company has two operating segments: (1) Maritime and (2) Destination Resorts. The Maritime and Destination Resorts operating segments each have associated goodwill, and each has been determined to be a reporting unit.

Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually, each October or, more frequently, when events or circumstances dictate an interim test is necessary. We review goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if necessary, a two-step goodwill impairment test. Factors to consider when performing the qualitative assessment primarily include general economic conditions and changes in forecasted operating results. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. The Company can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the goodwill impairment test, if the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. As amended by ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, if the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit. As a result of the effect of COVID-19 on our expected future operating cash flows and our evaluation of the economic and market conditions, and its impact on the Company’s common share price, we concluded it is more likely than not that goodwill was impaired, and performed, including work performed by third-party valuation specialists, interim impairment tests as of March 31, 2020. As a result, we concluded that the goodwill associated with our reporting units was fully impaired. We recognized goodwill impairment charges of approximately $190 million during the year ended December 31, 2020. Significant assumptions used in the income approach included the estimated future net annual cash flows for each reporting unit and the discount rate.

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

As a result of the effect of COVID-19 on our expected future operating cash flows and our evaluation of the economic and market conditions, and its impact on the Company’s common share price, interim impairment evaluation of our trade name indefinite-lived intangible asset was performed as of March 31, 2020 and determined that the estimated fair value of one of our trade names was less than carrying value. As a result, we recognized an impairment charge of $0.7 million during the year ended December 31, 2020. As of October 1, 2021 and 2020, we performed our annual trade name indefinite-lived intangible asset impairment quantitative test and determined there was no incremental impairment. The trade name was valued through application of the relief from royalty method. Under this method, a royalty rate is applied to the revenues associated with the trade name to capture value associated with use of the name as if licensed. The resulting royalty savings are then discounted to present fair value at rates reflective of the risk and return expectations of the interests to derive its fair value as of the impairment testing date.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation, global health epidemics/pandemics and customer preferences. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent. Such a slowdown could adversely affect our results of operations and financial condition. The COVID-19 pandemic has negatively impacted our business, operations, results of operations and financial condition in 2021. Recurrence of the more severe aspects of the recent adverse economic conditions, including a further escalation of the COVID-19 outbreak, as well as periods of inflation, interest rate increases, and fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

U.S. Tax Reform and Recent Tax Legislation

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in response to the COVID-19 pandemic and includes certain business and economic provisions. As a result, the Company has deferred $421,356 in payroll taxes and expects to benefit from the Employer Retention Credit. Additionally, the Consolidated Appropriations Act (“CAA”), enacted on December 27, 2020, which extended and modified certain provisions under the CARES Act, introduced new relief provisions, and extended or made permanent certain tax provisions set to expire after December 31, 2020 through 2021. The expected outcome is not expected to be material to the Company’s consolidated financial statements. The Company is continuing to analyze the impact of this recent legislation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Concentration of credit risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2021, none of the destination resort spas we served represented greater than 10% of our accounts receivable. As of December 31, 2020 and 2019, respectively, three of the cruise lines we served represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience, and generally an account receivable balance is written off once it is determined to be uncollectible. We review the historical collection experience and consider other facts and circumstances and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from historic collection experience, we would make a corresponding adjustment to the allowance. The allowance for doubtful accounts was $0.5 million and $0.01 million as of December 31, 2021 and 2020, respectively. Bad debt expense is included within administrative operating expenses in the consolidated and combined statements of operations and was $0.1 million and $0.0 million for the years ended December 31, 2021 and 2020, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 4, 2022 are filed as part of this report, beginning on page F-l.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. We carried out an evaluation, under the supervision, and with the participation, of, our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding such required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, due to COVID-19 related restrictions, the Company was not able to complete the annual physical counts of inventory on all vessels as is typically done. The Company was able to gain access to certain vessels, and in these instances, we completed counts of individual SKUs. Given the limited access to certain vessels, alternative procedures were performed, including analytics by vessels, communication with cruise line partners on the safeguarding and condition of inventory, and overall detailed analysis of inventory condition, consisting of review of excess, slow-moving, expiration of products, and damaged inventories. The Company completed the annual physical counts on substantially all of the 118 vessels that had returned to service as of December 31, 2021. Our management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is contained under the caption “Corporate Governance” in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2021 (the 2022 Proxy Statement) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is contained under the captions “Compensation of Directors and Executive Officers” and “Corporate Governance” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item 12 is contained under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is contained under the caption “Corporate Governance” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is contained under the caption “Proposals to be Voted On —Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following report and Consolidated Financial Statements are filed as part of this report beginning on page F-l, pursuant to Item 8.

Audited Consolidated Financial Statements for OneSpaWorld Limited and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 (Successor), for the period from March 20, 2019 to December 31, 2019 (Successor) and for the period from January 1, 2019 to March 19, 2019 (Predecessor).

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2021 and 2020 (Successor), for the period from March 20, 2019 to December 31, 2019 (Successor) and for the period from January 1, 2019 to March 19, 2019 (Predecessor).

Consolidated Statements of Equity (Deficit) for the years ended December 31, 2021 and 2020 (Successor), for the period from March 20, 2019 to December 31, 2019 (Successor) and for the period from January 1, 2019 to March 19, 2019 (Predecessor).

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020 (Successor), for the period from March 20, 2019 to December 31, 2019 (Successor) and for the period from January 1, 2019 to March 19, 2019 (Predecessor).

Notes to Consolidated Financial Statements

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

Document Exhibit Number	Exhibit Description

10.13†

 Form of OneSpaWorld Holdings Limited October 2020 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated and filed October 13, 2020).

10.14†

Form of OneSpaWorld Holdings Limited October 2020 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 dated and filed October 13, 2020).

10.15*†	Form of OneSpaWorld Holdings Limited December 2021 Performance Stock Unit Award Agreement for 2021 Awards.

21.1*	Subsidiaries of OneSpaWorld Holdings Limited.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s form 10-k for year ended December 31, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Stephen B. Lazarus
Name: Stephen B. Lazarus
Title: Chief Financial Officer and Chief Operating Officer
Date:	March 4, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Leonard Fluxman Leonard Fluxman	Executive Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2022

/s/ Stephen B. Lazarus Stephen B. Lazarus	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 4, 2022

/s/ Steven J. Heyer Steven J. Heyer	Lead Director	March 4, 2022

/s/ Maryam Banikarim Maryam Banikarim	Director	March 4, 2022

/s/ Glenn J. Fusfield Glenn J. Fusfield	Director	March 4, 2022

/s/ Adam Hasiba Adam Hasiba	Director	March 4, 2022

/s/ Andrew R. Heyer Andrew R. Heyer	Director	March 4, 2022

/s/ Marc Magliacano Marc Magliacano	Director	March 4, 2022

/s/ Walter F. McLallen Walter F. McLallen	Director	March 4, 2022

/s/ Stephen W. Powell Stephen W. Powell	Director	March 4, 2022

/s/ Jeffrey E. Stiefler Jeffrey E. Stiefler	Director	March 4, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of OneSpaWorld Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneSpaWorld Holdings Limited and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated and combined statements of operations, comprehensive (loss) income, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, for the period from March 20, 2019 through December 31, 2019 (Successor), and for the period from January 1, 2019 through March 19, 2019 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, for the period from March 20, 2019 through December 31, 2019 (Successor), and for the period from January 1, 2019 through March 19, 2019 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 4, 2022

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
ASSETS	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$30,937	$41,552
Restricted cash	1,896	1,896
Accounts receivable, net	19,480	2,994
Inventories, net	29,483	27,200
Prepaid expenses	6,574	6,950
Other current assets	577	1,590
Total current assets	88,947	82,182
Property and equipment, net	14,107	17,056
Intangible assets, net	582,290	599,114
OTHER ASSETS:
Deferred tax assets	70	98
Other non-current assets	3,454	3,829
Total other assets	3,524	3,927
Total assets	$688,868	$702,279
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$15,846	$8,601
Accrued expenses	32,232	25,761
Current portion of long-term debt	1,776	—
Other current liabilities	2,011	2,713
Total current liabilities	51,865	37,075
Deferred rent	341	283
Income tax contingency	4,129	4,392
Warrant liabilities	107,300	104,700
Other long-term liabilities	2,646	5,568
Long-term debt, net	228,683	229,433
Total liabilities	394,964	381,451
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 78,422,887 shares issued and outstanding at December 31, 2021 and 69,292,596 shares issued and outstanding at December 31, 2020	8	7
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 13,421,914 shares issued and outstanding at December 31, 2021 and 17,185,500 shares issued and outstanding at December 31, 2020	1	2
Additional paid-in capital	687,660	649,540
Accumulated deficit	(391,768)	(323,246)
Accumulated other comprehensive loss	(1,997)	(5,475)
Total shareholders' equity	293,904	320,828
Total liabilities and shareholders' equity	$688,868	$702,279

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Successor			Predecessor
	Consolidated			Combined
	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019
REVENUES
Service revenues	$115,945	$93,682	$339,793	$91,280
Product revenues	28,086	27,243	103,988	27,172
Total revenues	144,031	120,925	443,781	118,452
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	108,939	107,258	292,844	76,836
Cost of products	26,646	31,976	90,353	23,957
Administrative	15,526	18,957	13,986	2,498
Salary, benefits and payroll taxes	28,151	20,138	32,300	29,349
Amortization of intangible assets	16,829	16,823	13,174	755
Goodwill and tradename intangible assets impairment	-	190,777	—	—
Total cost of revenues and operating expenses	196,091	385,929	442,657	133,395
(Loss) income from operations	(52,060)	(265,004)	1,124	(14,943)
OTHER (EXPENSE) INCOME, NET
Interest expense and warrant issuance costs	(13,488)	(16,089)	(13,522)	(6,316)
Loss on extinguishment of debt	—	—	—	(3,413)
Interest and other income	55	30	43	—
Change in fair value of warrant liabilities	(2,600)	(6,100)	(19,700)	—
Total other expense, net	(16,033)	(22,159)	(33,179)	(9,729)
Loss before income tax expense (benefit)	(68,093)	(287,163)	(32,055)	(24,672)
INCOME TAX EXPENSE (BENEFIT)	429	814	(120)	109
NET LOSS	(68,522)	(287,977)	(31,935)	(24,781)
Net income attributable to noncontrolling interest	—	—	3,334	678
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS AND PARENT, RESPECTIVELY	$(68,522)	$(287,977)	$(35,269)	$(25,459)
NET LOSS PER VOTING AND NON-VOTING SHARE
Basic and diluted	$(0.76)	$(3.87)	$(0.58)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	90,134	74,359	61,118

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Successor			Predecessor
	Consolidated			Combined
	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019
Net loss	$(68,522)	$(287,977)	$(31,935)	$(24,781)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(113)	(377)	(183)	(165)
Cash flows hedges:
Net unrealized gain (loss) on derivative	1,684	(7,215)	1,109	—
Amount realized and reclassified into earnings	1,907	1,398	(207)	—
Total other comprehensive income (loss), net of tax	3,478	(6,194)	719	(165)
Comprehensive loss	(65,044)	(294,171)	(31,216)	(24,946)
Comprehensive income attributable to noncontrolling interest	—	—	3,334	678
Comprehensive loss attributable to common shareholders and Parent, respectively	$(65,044)	$(294,171)	$(34,550)	$(25,624)

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share data)

Predecessor:	Combined

	Net Parent Investment	Accumulated Other Comprehensive Loss	Total Parent's Equity (Deficit)	Noncontrolling Interest	Total

BALANCE, December 31, 2018	$(130,520)	$(649)	$(131,169)	$3,586	$(127,583)
Net Loss	(25,459)	-	(25,459)	678	(24,781)
Distributions to noncontrolling interest	-	-	-	(267)	(267)
Net contributions from Parent and its affiliates	351,802	-	351,802	-	351,802
Foreign currency translation loss	-	(165)	(165)	-	(165)
BALANCE, March 19, 2019	$195,823	$(814)	$195,009	$3,997	$199,006

Successor:			Consolidated
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total OneSpaWorld Shareholders’ Equity	Noncontrolling Interest	Total
BALANCE, March 20, 2019 (1)	61,118	—	6	$627,960	$—	$—	$627,966	$5,624	$633,590
Immaterial correction of an error	—	—	—	(29,321)	—	—	(29,321)	—	(29,321)
Net loss	—	—	—	—	—	(35,269)	(35,269)	3,334	(31,935)
Conversion of public warrants into common shares	1	—	—	11	—	—	11	—	11
Dividends	—	—	—	(2,445)	—	—	(2,445)	—	(2,445)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(834)	(834)
Stock-based compensation	—	—	—	20,683	—	—	20,683	—	20,683
Foreign currency translation loss	—	—	—	—	(183)	—	(183)	—	(183)
Unrealized gain on derivatives	—	—	—	—	902	—	902	—	902
BALANCE, December 31, 2019	61,119	—	6	616,888	719	(35,269)	582,344	8,124	590,468
Net loss	—	—	—	—	—	(287,977)	(287,977)	—	(287,977)
2020 Private Placement, net of issuance costs	6,564	17,186	3	53,404	—	—	53,407	—	53,407
Reclassification of public warrants to liabilities	—	—	—	(26,500)	—	—	(26,500)	—	(26,500)
At-the- Market Equity Offering, net of issuance costs	1,259	—	—	10,823	—	—	10,823	—	10,823
Stock-based compensation	—	—	—	4,950	—	—	4,950	—	4,950
Foreign currency translation adjustment	—	—	—	—	(377)	—	(377)	—	(377)
Common shares issued under equity incentive plan	251	—	—	—	—	—	—	—	—
Unrecognized loss on derivatives	—	—	—	—	(5,817)	—	(5,817)	—	(5,817)
Dividends declared	—	—	—	(2,449)	—	—	(2,449)	—	(2,449)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,011)	(4,011)
Purchase of noncontrolling interest	99	—	—	(6,697)	—	—	(6,697)	(4,113)	(10,810)
Purchase of public warrants	—	—	—	(879)	—	—	(879)	—	(879)
BALANCE, December 31, 2020	69,292	17,186	9	649,540	(5,475)	(323,246)	320,828	—	320,828
Net loss	—	—	—	—	—	(68,522)	(68,522)	—	(68,522)
Stock-based compensation	—	—	—	10,646	—	—	10,646	—	10,646
Foreign currency translation adjustment	—	—	—	—	(113)	—	(113)	—	(113)
Unrecognized gain on derivatives	—	—	—	—	3,591	—	3,591	—	3,591
At-The Market Equity Offering, net of issuance costs	2,614	—	—	27,474	—	—	27,474	—	27,474
Common shares issued under equity incentive plan	1,148	—	—	—	—	—	—	—	—
Conversion of deferred shares into common shares	1,600	—	—	—	—	—	—	—	—
Conversion of non-voting common shares into voting common shares	3,764	(3,764)	—	—	—	—	—	—	—
Conversion of public warrants into common shares	5	—	—	—	—	—	—	—	—
BALANCE, December 31, 2021	78,423	13,422	$9	$687,660	$(1,997)	$(391,768)	$293,904	$—	$293,904

(1)

Initial equity balances of the Successor reflect the equity of the accounting acquirer, Haymaker Acquisition Corp., and the issuance of common stock, warrants and cash contributed by Haymaker in connection with the acquisition of OSW Predecessor.

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
	Consolidated			Combined
	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,522)	$(287,977)	$(31,935)	$(24,781)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	22,468	24,453	19,606	1,989
Goodwill and trade name impairment charges	—	190,777	—	—
Stock-based compensation	10,646	4,950	20,683	—
Amortization of deferred financing costs	1,026	1,026	841	213
Warrant issuance costs	—	1,386	—	—
Change in fair value of warrant liabilities	2,600	6,100	19,700	—
Provision for doubtful accounts	453	172	—	8
Inventories impairment charges	3,977	6,000	—	—
Loss from write-offs of property and equipment	177	90	—	—
Loss on extinguishment of debt	—	—	—	3,413
Deferred income taxes	89	1,575	(643)	—
Changes in:
Accounts receivable	(16,939)	27,347	(6,840)	1,671
Inventories	(6,260)	2,866	352	(406)
Prepaid expenses	376	705	(1,714)	1,073
Other current assets	1,013	725	(776)	213
Other non-current assets	375	(2,974)	(854)	(1,003)
Accounts payable	7,245	(14,836)	7,529	8,313
Accounts payable – related parties	—	—	—	(6,553)
Accrued expenses	6,471	1,538	(30,078)	19,792
Other current liabilities	(94)	(139)	317	(288)
Income taxes payable	—	(900)	409	42
Income tax contingency	(263)	443	69	—
Deferred rent	58	123	160	37
Net cash (used in) provided by operating activities	(35,104)	(36,550)	(3,174)	3,733
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,868)	(2,132)	(2,909)	(517)
Acquisition of OSW Predecessor, net of cash acquired	—	—	(676,453)	—
Net cash used in investing activities	(2,868)	(2,132)	(679,362)	(517)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	—	—	122,510	—
Net proceeds from Haymaker and private placement investors	—	—	349,390	—
Proceeds from 2020 private placement, net of issuance costs paid	—	68,602	—	—
Proceeds from At-the Market Equity Offering, net of issuance costs paid	27,474	11,090	—	—
Proceeds from the term loan and revolver facilities	—	20,000	245,900	—
Dividend paid on common stock	—	(2,445)	—	—
Purchase of public warrants	—	(879)	—	—
Proceeds from conversion of public warrants into common shares	—	—	11	—
Payment of deferred financing costs	—	—	(6,892)	—
Repayment on term loan and revolver facilities	—	(13,000)	(18,442)	—
Proceeds from amounts due from related party	—	—	3,187	—
Net distributions to Parent and its affiliates	—	—	—	(4,262)
Distributions to noncontrolling interest	—	(4,011)	(834)	(267)
Cash paid to acquire noncontrolling interest	—	(10,810)	—	—
Net cash provided by (used in) financing activities	27,474	68,547	694,830	(4,529)
Effect of exchange rate changes on cash	(117)	(280)	(205)	649
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,615)	29,585	12,089	(664)
Cash and cash equivalents and restricted cash, Beginning of period	43,448	13,863	1,774	15,302
Cash and cash equivalents and restricted cash, End of period	$32,833	$43,448	$13,863	$14,638

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Successor			Predecessor
	Consolidated			Combined
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019
Cash paid during the period for:
Income taxes	$160	$115	$409	$73
Interest	$12,567	$11,730	$12,347	$—
Non-cash transactions:
Equity consideration paid in connection with the Business Combination	$—	$—	$167,300	$—
Initial measurement of warrants accounted for as a liability	$—	$16,200	$36,200	$—
Unpaid declared dividends	$—	$2,449	$2,445	$—
Common stock issued to purchase noncontrolling interest	$—	$1,507	$—	$—
2020 Private Placement issuance cost accrued	$—	$381	$—	$—
At-the Market Equity Offering issuance cost accrued	$—	$267	$—	$—
Repayment of long-term debt by Parent on behalf of the company	$—	$—	$—	$351,482

The accompanying notes are an integral part of the consolidated and combined financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2021

1. Organization

OneSpaWorld Holdings Limited (“OneSpaWorld”, the “Company”, “we”, “us”, “our”) is an international business company incorporated under the laws of the Commonwealth of The Bahamas. OneSpaWorld is a global provider and innovator in the fields of health and wellness, fitness and beauty. In facilities on cruise ships and in land-based destination resorts, the Company strives to create a relaxing and therapeutic environment where guests can receive health and wellness, fitness and beauty services and experiences of the highest quality. The Company’s services include traditional and alternative massage, body care and skin care treatments, fitness, acupuncture, and medi-spa treatments. The Company also sells premium quality health and wellness, fitness and beauty products at its facilities and through its timetospa.com website. The predominant business, based on revenues, is sales of services and products on cruise ships and in land-based destination resorts, followed by sales of products through the timetospa.com website.

On March 19, 2019 (the “Business Combination Date”), OneSpaWorld consummated a business combination pursuant to a Business Combination Agreement, dated as of November 1, 2018 (as amended on January 7, 2019, by Amendment No. 1 to the Business Combination Agreement), by and among Steiner Leisure Limited (“Steiner Leisure,” “Steiner,” or “Parent”), Steiner U.S. Holdings, Inc., Nemo (UK) Holdco, Ltd., Steiner UK Limited, Steiner Management Services, LLC, Haymaker Acquisition Corp. (“Haymaker”), OneSpaWorld, Dory US Merger Sub, LLC, Dory Acquisition Sub, Limited, Dory Intermediate LLC, and Dory Acquisition Sub, Inc. (the “Business Combination”), in which Haymaker acquired from Steiner the operating business known as OSW Predecessor (“OSW”). Prior to the consummation of the Business Combination, OneSpaWorld was a wholly-owned subsidiary of Steiner Leisure. On the Business Combination Date, OneSpaWorld became the ultimate parent company of the Haymaker and OSW company.

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

OSW Predecessor” is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and OneSpaWorld Marks Limited (formerly known as Steiner Marks Limited), (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC (subsequently dissolved), Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., OneSpaWorld Resort Spas (North Carolina), Inc. (formerly known as Steiner Resort Spas (North Carolina), Inc.), OSW SoHo LLC, OSW Distribution LLC, World of Wellness Training Limited (formerly known as Steiner Training Limited), STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited (formerly known as STO Medispa Limited), Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited (subsequently dissolved), The Onboard Spa by Steiner (Shanghai) Co., Ltd. (subsequently dissolved), Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C. (subsequently dissolved), Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl, Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure (the noncontrolling interest in which was subsequently purchased by OneSpaWorld), and (iv) the timetospa.com website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.), subsequently transferred to OneSpaWorld.

As of December 31, 2019, the Company had a 60% controlling interest and a third party had a 40% noncontrolling interest of Medispa Limited, a Bahamian entity that is a subsidiary of the Company. On February 14, 2020, the Company purchased the 40% noncontrolling interest and as a result, since this date we became the sole owners of this entity. See “Note 11 – “Noncontrolling Interest” for further details.

Impact of Coronavirus (COVID-19) – Liquidity and Management’s Plans

In the face of the global impact of COVID-19, our cruise line partners paused their guest cruise operations and the majority of our land based destination resort spas temporarily closed in mid-March 2020. During 2021, we continued to execute our resumption of spa operations onboard cruise ships and in destination resorts in a phased manner. As of February 25, 2022, our health and wellness centers on 105 ships of our cruise line partners and 48 land based destination resort spas were operating as part of our gradual return to service. The extent of the effects of COVID-19 on our business are uncertain and will depend on future developments, including, but not limited to, the duration and continued severity of COVID-19 and the length of time it takes to return the company to profitability. The ongoing effects of COVID-19 have had, and will continue to have, a material negative impact on our financial results and liquidity.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. We cannot make assurances that our assumptions used to estimate our liquidity requirements will be realized as assumed or may not change because of the unprecedented environment we are experiencing due to COVID-19. We have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements and there may be material changes to those estimates in future periods. We have implemented a number of proactive measures to mitigate the financial and operational impacts of COVID-19, including completing a private placement and various capital market transactions, reduction of capital expenditures and operating expenses, borrowing on our revolving credit facility, deferring payment of dividends declared and the suspension of our dividend program. To the extent necessary, we will continue to pursue other opportunities to improve our liquidity.

Based on the actions the Company has taken as described above, our assumptions regarding the impact of COVID 19, our current resources, our current operations, vessels expected to return to sailing, destination resort spas expected to reopen, and our assumptions regarding the expected performance of our health and wellness operation onboard vessels and in destination resorts, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next 12 months and comply with all debt covenants as required by our debt agreements. Management cannot predict the magnitude and duration of the negative impact from the COVID-19 pandemic; new events beyond management’s control may have incrementally material adverse impact on the Company’s results of operations, financial position and liquidity.

2. Summary of Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Principles Combination

Successor:

The accompanying consolidated financial statements as of and for the years ended December 31, 2021, 2020 and for the period from March 20, 2019 to December 31, 2019, include the consolidated balance sheet and statements of operations, comprehensive (loss) income, equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our financial position, results of operations and cash flows.

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

Predecessor:

The combined OSW financial statements (the “OSW financial statements”) include the accounts of the wholly-owned and indirect subsidiaries of Steiner Leisure listed in Note 1 and include the accounts of a company majority-owned by OneSpaWorld Medispa (Bahamas) Limited, in which OneSpaWorld (Bahamas) Limited, the 100% owner of OneSpaWorld Medispa (Bahamas) Limited, had a controlling interest. The OSW combined financial statements also include the accounts and results of operations associated with the timetospa.com website owned by Elemis USA, Inc. until March 1, 2019. The OSW financial statements do not represent the financial position and results of operations of a legal entity but rather a combination of entities under common control of Steiner Leisure that have been “carved out” of the Steiner Leisure consolidated financial statements and reflect significant assumptions and allocations. All significant intercompany transactions and balances have been eliminated in combination. The accompanying OSW combined financial statements may not be indicative of what they would have been had OSW actually been a separate stand-alone entity.

The accompanying OSW financial statements include the equity, revenues and expenses specifically related to OSW’s operations. Until December 31, 2019, OSW received services and support from various functions performed by Steiner Leisure and costs associated with these functions had been allocated to OSW. These allocations were necessary to reflect all of the costs of doing business and include costs related to certain Steiner Leisure corporate functions, including, but not limited to, senior management, legal, human resources, finance, IT and other shared services that had been allocated to OSW based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis determined by an estimate of the percentage of time Steiner Leisure employees devoted to OSW, as compared to total time available or by the headcount of employees at Steiner Leisure corporate headquarters that are fully dedicated to the OSW entities in relation to the total employee headcount. These allocated costs are reflected in salaries and payroll taxes and administrative expenses in the accompanying OSW combined statements of operations. Management considers these allocations to be a reasonable reflection of the utilization of services by or benefit provided to OSW. However, the allocations may not be indicative of the actual expenses that would have been incurred had OSW operated as an independent, stand-alone entity.

The net effect of the settlement of transactions between OSW, Steiner Leisure, and other affiliates of Steiner Leisure are reflected in the accompanying combined statements of cash flows as a financing activity.

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

Management believes the assumptions and allocations underlying the accompanying OSW combined financial statements and notes to the OSW combined financial statements are reasonable, appropriate and consistently applied for the periods presented. Management believes the accompanying OSW financial statements reflect all costs of doing business.

The accompanying OSW combined financial statements have been prepared in conformity with U.S. GAAP.

Restatement

On May 10, 2021, the Company amended its 2020 Form 10-K (“Form 10-K/A”) to restate previously issued consolidated financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 (Successor), and the Period from March 20, 2019 to December 31, 2019 (Successor). The restatement related to accounting for warrants incorrectly as components of equity as opposed to liabilities. Refer to the Form 10-K/A filed on May 10, 2021 for additional information regarding the restatement.

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

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheet as of December 31, 2021 and 2020, to the total amount presented in our consolidated statements of cash flows for years ended December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$30,937	$41,552
Restricted cash	1,896	1,896
Total cash and restricted cash in the consolidated statement of cash flows	$32,833	$43,448

Inventories

Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for resale for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. During the years ended December 31, 2021 and 2020 (Successor), we recorded inventory impairment charges of $4.0 million (of which approximately $2.0 million was recorded in the three months ended December 31, 2021) and $6.0 million, respectively, for the decline in the net realizable value of inventories, which is included in Cost of products in the accompanying consolidated statement of operations. This impairment loss principally is the result of excess, slow-moving, expiration of products and damaged inventories held at our Maritime segment caused by the cessation of our cruise line partners operations and, consequently, our Maritime segment operations due to the COVID 19 pandemic. The establishment of inventory reserves involves estimating the amount of inventories that will be sold at or used in health and wellness services on cruises when they return to sailing, which is uncertain and dependent on our cruise line partners and its customers that use our services and purchase our products. No inventory reserve was recorded during the periods from March 20, 2019 to December 31, 2019 (Successor) and from January 1, 2019 to March 19, 2019 (Predecessor). the activity in the Company’s inventory reserve for the years ended December 31, 2021 and 2020 (Successor) is summarized as follows (in thousands):

	2021	2020
Beginning balance	$(6,000)	$-
Impairment charges	(3,977)	(6,000)
Write-offs	4,107	-
Ending balance	$(5,870)	$(6,000)

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. The Company has two operating segments: (1) Maritime and (2) Destination Resorts. The Maritime and Destination Resorts operating segments each have associated goodwill, and each has been determined to be a reporting unit. The Company reviews goodwill for impairment at the reporting unit level annually each October or, more frequently, when events or circumstances dictate an interim test is necessary. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if necessary, a goodwill impairment test. Factors to consider when performing the qualitative assessment primarily include general economic conditions and changes in forecasted operating results. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the goodwill impairment test. The Company may elect to bypass the qualitative assessment and proceed directly to the Goodwill impairment test, for any reporting unit, in any period. The Company can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the goodwill impairment test, the fair value of the reporting unit is determined and compared to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. As amended by ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, if the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.

Trade name represents our Identifiable intangible asset not subject to amortization and is assessed for impairment using a similar process used to evaluate goodwill as described above. The impairment review for trade name also allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative trade name impairment test. We would perform the quantitative test if our qualitative assessment determined it was more-likely-than-not that the trade name is impaired. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test. Our trade name would be considered impaired if its carrying value exceeds their estimated fair value.

No impairment was recorded for the year ended December 31, 2021. During the year ended December 31, 2020, we recognized a goodwill and trade name impairment charges of $190.1 million and $0.7 million, respectively, based on the interim impairment tests performed as of March 31, 2020. No impairment was recorded for the year ended December 31, 2021. See Note 5 – “Goodwill and Intangible Assets” and “Note 16 – “Fair Value Measurement and Derivatives” for further details.

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

Prior to adoption of Accounting Standard Codification (“ASC”) 606, Revenues from Contracts with Customers, the Company recognized revenues earned as services are provided and as products are sold, following legacy accounting guidance under ASC Topic 605, Revenue Recognition. Generally, this led to recognition that is consistent with our new policy. Under legacy guidance, we had also elected to recognize revenue on a net-of-tax basis, which is similar to our election under ASC Topic 606. For gift card breakage, the Company uses the redemption recognition method for recognizing breakage related to certain gift certificates for which it has sufficient historical information; this pattern is relatively consistent with our recognition pattern under ASC Topic 606.

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

Costs incurred to renew long-term contracts are capitalized and amortized to cost of services over the term of the contract.

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in administrative expenses. The shipping and handling costs included in administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 (Successor), for the period from March 20, 2019 through December 31, 2019 (Successor) and for the period from January 1, 2019 through March 19, 2019 (Predecessor) were $0.04 million, $0.04 million, $0.04 million and $0.01 million, respectively.

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

Most of our destination resorts agreements require the payment of rent based on a percentage of our revenues with others having fixed rent. We have received lease concessions from certain destination resorts where a fixed rent is required, in the form of rent deferrals and forgiveness during the year ended December 31, 2020. We have elected not to account for these rent concessions as lease modifications. The recognition of these rent concessions did not have a material impact on our consolidated financial statements as of December 31, 2020. No lease concessions were received during the year ended December 31, 2021.

Advertising

Substantially all of the Company’s advertising costs are charged to expense as incurred, except costs that result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising expenses included in cost of revenues and operating expenses in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 (Successor), for the period from March 20, 2019 through December 31, 2019 (Successor) and for the period from January 1, 2019 through March 19, 2019 (Predecessor) were $1.5 million, $2.4 million, $2.5 million and $0.5 million, respectively.

Share-Based Compensation

The Company recognizes expense for our share-based compensation awards using a fair-value-based method. Share-based compensation expense is recognized over the requisite service period for awards that are based on a service period and not contingent upon any future performance. We elected to treat shared-based awards with only service conditions and graded vesting features as a single award and recognize stock-based compensation expense on a straight-line basis. Share-based awards with performance and graded vesting features are expensed using the accelerated attribution method. We recognize forfeitures as they occur rather than estimating them over the life of the award. See Note 10 – “Stock Based Compensation” for further details.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These deferred issuance costs are amortized over the term of the loan agreement. The amortization of deferred financing fees is included in interest expense, net in the consolidated statements of operations.

Warrant Accounting

We account for common stock warrants in accordance with applicable guidance provide in ASC Topic 815 as either liability or equity instruments depending on the specific terms of the warrant agreement. We evaluated the warrants under this guidance and concluded that they do not meet the criteria to be classified in shareholders’ equity in all periods presented. Accordingly, the warrants are classified as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2021 and 2020. The change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive (loss) income.

Income Taxes

Successor and Predecessor:

As part of the process of preparing the consolidated and combined financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax purposes and accounting purposes, respectively. These differences result in deferred income tax assets and liabilities which are included in the accompanying consolidated balance sheet as of December 31, 2021 and 2020. Deferred taxes are recorded using the currently enacted tax rates that applied in the periods that the differences are expected to reverse. The Company must then assess the likelihood that its deferred income tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, the Company must establish a valuation allowance. With respect to acquired deferred tax assets, changes within the measurement period, under ASC Topic 805, Business Combinations, that result from new information about facts and circumstances that existed at the acquisition date shall be recognized through a corresponding adjustment to goodwill. Subsequent to the measurement period, all other changes shall be reported as a reduction or increase to income tax expense in the Company’s consolidated and combined statement of operations for the years ended December 31, 2021, 2020 (Successor), for the period from March 20, 2019 through December 31, 2019 (Successor) and for the period from January 1, 2019 to March 19, 2019 (Predecessor).

The Company believes a large percentage of its shipboard service’s income is foreign-source income, not effectively connected to a business it conducts in the U.S. and, therefore, not subject to U.S. income taxation.

The Company recognizes interest and penalties within the provision for income taxes in the consolidated statements of operations. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued, therefore, will be reduced and reflected as a reduction of the overall income tax provision.

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

As discussed in Note 9 – “Equity”, the Company has two classes of common stock, Voting and Non-Voting. Shares of Non-Voting common stock are in all respects identical to and treated equally with shares of Voting common stock except for the absence of voting rights. Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of Voting and Non-Voting common shares outstanding for the period. Diluted (loss) income per share is computed by dividing net income by the weighted average number of diluted Voting and Non-voting common shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase Voting and Non-Voting common shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive. The Company has not presented (loss) income per share under the two-class method, because the (loss) income per share are the same for both Voting and Non-Voting common stock since they are entitled to the same liquidation and dividend rights.

The following table provides details underlying OneSpaWorld’s loss per basic and diluted share calculation (in thousands, except per share data):

	Successor
	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019
Numerator:
Net loss attributable to OneSpaWorld (a)	$(68,522)	$(287,977)	$(35,269)
Denominator:
Weighted average shares issued and outstanding - basic and diluted (b)	90,134	74,359	61,118

Loss per share:
Basic and diluted	$(0.76)	$(3.87)	$(0.58)

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

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share for the years ended December 31, 2021 and 2020 and for the period from March 20, 2019 to December 31, 2019 (in thousands):

	Successor
	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019
Common share warrants (a)	29,145	26,974	24,500
Deferred shares	-	3,840	6,600
Employee stock options	-	4,376	4,455
Restricted share units	1,499	702	33
Performance share units	1,227	589	-
	31,871	36,481	35,588

(a)	Includes all Public, Sponsor and 2020 PIPE Warrants.

Foreign Currency Transactions

For currency exchange rate purposes, assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates, and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive loss caption of the Company’s balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the administrative expenses caption of the consolidated statements of operations for the years ended December 31, 2021, 2020 (Successor), for the period from March 20, 2019 to December 31, 2019 (Successor) and for the period from January 1, 2019 to March 31, 2019 (Predecessor) were ($0.2) million, $(0.07) million, $(0.2) million and $0.5 million, respectively.

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

Actual results could differ from those estimates. Significant estimates include the valuation of certain assets acquired in the Business Combination, assessment of net realizable value of inventories, the recovery of long-lived assets, goodwill and other intangible assets, the determination of deferred income taxes including valuation allowances, the useful lives of definite-lived intangible assets, the fair value of warrants, contingencies and property and equipment.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. As of December 31, 2021, and 2020, the Company had three cruise companies that represented greater than 10% of accounts receivable. The Company does not normally require collateral or other security to support normal credit sales. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company records an allowance for doubtful accounts with respect to accounts receivable using historical collection experience, and generally, an account receivable balance is written off once it is determined to be uncollectible. The Company reviews the historical collection experience and considers other facts and circumstances and adjusts the calculation to record an allowance for doubtful accounts as appropriate. If the Company’s current collection trends were to differ significantly from historic collection experience, the Company would make a corresponding adjustment to the allowance. The allowance for doubtful accounts was $0.5 million and $0.044 million as of December 31, 2021 and December 31, 2020, respectively. For the years ended December 31, 2021 and 2020, allowance for doubtful account expense amounted to $0.5 million and $0.2 million, respectively. Allowance for doubtful accounts expense is included within administrative operating expenses in the accompanying consolidated and combined statements of operations and is not material for the period from March 20, 2019 to December 31, 2019 (Successor) and for the period from January 1, 2019 to March 19, 2019, (Predecessor).

The activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2021 and 2020 (Successor) is summarized as follows (in thousands):

	2021	2020
Beginning balance	$(44)	$(10)
Provision for doubtful accounts	(453)	(172)
Write-offs	-	138
Ending balance	$(497)	$(44)

Accounting for Business Combinations

In accordance with ASC Topic 805, Business Combinations, when accounting for business combinations, the Company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update requires lessees to recognize for all leases with a term of 12 months or more at the commencement date: (a) a lease liability or a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (b) a right-of-use asset or a lessee’s right to use or control the use of a specified asset for the lease term. Under the update, lessor accounting remains largely unchanged. The update requires a modified retrospective transition approach for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements and do not require any transition accounting for leases that expire before the earliest comparative period presented. In June 2020, the FASB issued guidance (ASU 2020-05) that defers the effective dates of the lease standard (ASU 2016-02) for entities that have not yet issued financial statements adopting the standard. The update is effective retrospectively for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. We intend to elect the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company continues to evaluate the effect that the update will have on the Company’s consolidated financial statements. The Company is in the process of starting its initial scoping review to identify a complete population of leases to be recorded on the consolidated balance sheet as a lease obligation and right of use asset. The Company expects that the update will have a material effect on our consolidated balance sheets due to the recognition of operating lease assets and operating lease liabilities primarily related to the destination resort agreements and office space which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The Company is currently assessing the expected impact of the future adoption of this guidance.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This ASU amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit losses model) that is based on an expected losses model rather than an incurred losses model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of impairment models that entities use to account for debt instruments. In November 2019, the FASB issued guidance (ASU 2019-10) that defers the effective dates of the Financial Instruments—Credit Losses standard for entities that have not yet issued financial statements adopting the standard. The update is effective for annual periods beginning after December 15, 2022, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the expected impact of the future adoption of this guidance.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The ASUs may be applied through December 31, 2022 and is applicable to our interest rate swap contract and hedging relationship that reference LIBOR. The Company is currently assessing the expected impact of the future adoption of this guidance, that is, the eventual replacement of the LIBOR benchmark interest rate on its consolidated financial statements.

In August 2020, The FASB issued ASU No. 2020-06, Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity's Own Equity, which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is required to be adopted by us in the first quarter of 2023 and must be applied using either a modified or full retrospective approach. The Company is currently assessing the expected impact of the future adoption of this guidance.

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

 The pro forma information does not purport to be indicative of what the Company’s results of operations would have been if the Business Combination had in fact occurred at the beginning of the period presented and is not intended to be a projection of the Company’s future results of operations. Financial information prior to the Business Combination Date is referred to as “Predecessor” company information, which reflects the financial statements of OSW prepared using OSW’s previous basis of accounting. The financial information beginning March 20, 2019 is referred to as “Successor” company information and reflects the consolidated financial statements of OneSpaWorld, including the financial statement effects of recording fair value adjustments and the capital structure resulting from the Business Combination. Black lines have been drawn to separate the Successor’s financial information from that of the Predecessor since their financial statements are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Business Combination.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands, except useful life):

		As of December 31,
	Useful Life in years	2021	2020
Furniture and fixtures	5 – 7	$4,733	$4,106
Computers and equipment	3 – 8	9,214	7,659
Leasehold improvements	Shorter of remaining lease term or useful life	17,166	19,376
		31,113	31,141
Less: Accumulated depreciation and amortization		(17,006)	(14,085)
		$14,107	$17,056

Depreciation and amortization expense for years ended December 31, 2021, 2020 (Successor), for the period from March 20, 2019 to December 31, 2019 (Successor) and for the period from January 1, 2019 to March 19, 2019 (Predecessor) was $5.7 million, $7.6 million, $6.4 million and $1.2 million, respectively.

5. Goodwill and Intangible Assets

Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the Business Combination (See “Note 3”). As a result of the Business Combination on March 19, 2019, and the related application of acquisition accounting, the Company completed a valuation of goodwill of $190.1 million.

As a result of the effect of COVID-19 on our expected future operating cash flows and our evaluation of the economic and market conditions, and its impact on the Company’s common share price, we concluded it is more likely than not that the trade name indefinite-lived intangible asset and goodwill are impaired and performed, including work performed by third-party valuation specialists, interim impairment tests as of March 31, 2020. As a result, we concluded that the goodwill of $174.2 million and $15.9 million associated with the Maritime and Destination Resorts reporting units, respectively, was fully impaired as of March 31, 2020. Goodwill impairment charges of approximately $190 million for these reporting units are included in Goodwill and tradename intangible assets impairment in the accompanying consolidated statement of operations during the year ended December 31, 2020 (Successor) (See “Note 16”).

The changes in the carrying amount of goodwill for each unit for the year ended December 31, 2020 (Successor) were as follows (in thousands):

	Maritime	Destination Resorts	Total
Balance at December 31, 2019	$174,150	$15,927	$190,077
Impairments	(174,150)	(15,927)	$(190,077)
Balance at December 31, 2020	$-	$-	$-

As a result of the interim impairment tests discussed above, we performed a fair value test applying the relief of royalty method and determined that the estimated fair value of one of our trade names is less than carrying value as of March 31, 2020. As a result, we recognized an impairment charge of $0.7 million and it is included in Goodwill and tradename intangible assets impairment in the accompanying consolidated statement of operation during the year ended December 31, 2020 (Successor). As of October 1, 2021 and 2020, we performed our annual trade name indefinite-lived intangible asset impairment review and determined there was no incremental impairment.

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of December 31, 2021 (Successor) (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(43,187)	$561,513	39
Destination resort agreements	17,900	(3,287)	14,613	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(336)	664	8
	$629,800	$(47,510)	$582,290

The following is a summary of the Company’s intangible assets as of December 31, 2020 (Successor) (in thousands, except amortization period):

	Cost	Accumulated Amortization	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(27,680)	$577,020	39
Destination resort agreements	17,900	(2,095)	15,805	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(211)	789	8
	$629,800	$(30,686)	$599,114

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the years ended December 31, 2021, 2020 (Successor), for the period from March 20, 2019 to December 31, 2019 (Successor) and for the period from January 1, 2019 to March 19, 2019 (Predecessor) was $16.8 million, $16.8 million, $13.2 million, $0.8 million and $3.5 million, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2022.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2021	2020
Operative commissions	$3,132	$286
Minimum cruise line commissions	6,329	2,246
Professional fees	7,028	6,034
Payroll and bonuses	6,277	4,512
Interest	1,964	2,292
Other	7,502	10,391
	$32,232	$25,761

7. Long-term Debt

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate December 31,		Maturities Through	As of December 31,
	2021	2020		2021	2020
First lien term loan facility	4.0%	4.0%	2026	$202,457	$202,457
Second lien term loan facility	7.6%	7.7%	2027	25,000	25,000
Term credit agreement	4.0%	4.0%	2024	7,000	7,000
Total debt				234,457	234,457
Less: unamortized debt issuance cost				(3,998)	(5,024)
Total debt, net of unamortized debt issuance cost				230,459	229,433
Less: current portion of long-term debt				(1,776)	-
Long-term debt, net				$228,683	$229,433

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

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of December 31, 2021 and 2020, the company was in compliance with all of the covenants contained in the New Credit Facilities.

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

The following are scheduled principal repayments on long-term debt as of December 31, 2021 for each of the next five years (in thousands):

Year	Amount
2022	$1,776
2023	2,085
2024	9,085
2025	2,085
2026	2,085
Thereafter Total	217,341
$234,457

Borrowing Capacity:

As of December 31, 2021, our available borrowing capacity under the First Lien Revolving Facility was $13 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
First Lien Revolving Facility	$20,000	$7,000

8. Warrant Liabilities

Public Warrants

Each whole Public Warrant is exercisable to purchase one share of common stock and only whole warrants are exercisable. The Public Warrants became exercisable 30 days after the completion of the Business Combination. Each whole Public Warrant entitles the holder to purchase one share of OneSpaWorld common stock at an exercise price of $11.50. For the period from March 20, 2019 to December 31, 2019 (Successor Period), 1,100 Public Warrants were converted into 1,100 OneSpaWorld common shares. During the first quarter of 2020, the Company repurchased 348,521 warrants for a total of $0.9 million in open market transactions. As of December 31, 2021 and 2020, 16,145,279 and 16,150,379 Public Warrants were issued and outstanding, respectively. We evaluated the Public Warrants under ASC Topic 815 and concluded that upon issuance of the Non-Voting Common Shares on June 12, 2020 they do not meet the criteria to be classified in stockholders’ equity. Accordingly, the Public Warrants are classified as a liability at fair value on the Company’s consolidated balance sheets at December 31,2021 and 2020 (See “Note 2”).

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

As of December 31, 2021 and 2020, 8,000,000 of the 2019 PIPE Warrants were issued and outstanding. We evaluated the Sponsor Warrants, including the 2019 PIPE Warrants under ASC Topic 815, and concluded that upon issuance on March 19, 2019 they do not meet the criteria to be classified in shareholders’ equity. Accordingly, the Sponsor Warrants are classified as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2021 and 2020 (See “Note 2”).

2020 PIPE Warrants

The 2020 PIPE Warrants will expire on the earlier of (i) the fifth anniversary of the closing of the 2020 Private Placement or (ii) the Redemption Date (as defined below). Each Warrant entitles the holder to purchase one share of OneSpaWorld common stock at an exercise price of $5.75. The 2020 PIPE Warrants may be exercised on a “cashless” basis, in accordance with a specified formula. In addition, the Company may, at any time prior to their expiration, elect to redeem not less than all of such then-outstanding 2020 PIPE

Warrants at a price of $0.01 per warrant, provided that the last sales price of the common shares reported has been at least $14.50 per share (subject to adjustment in accordance with certain specified events), on each of twenty trading days within the thirty-trading day period ending on the third business day prior to the date on which notice of the redemption is given (the “Redemption Date”), and provided that the common shares issuable upon exercise of such 2020 PIPE Warrants have been registered, qualified or are exempt from registration or qualification under the Securities Act and under the securities laws of the state of residence of the registered holder of the 2020 PIPE Warrant. As of December 31, 2021 and 2020, 5,000,000 of the 2020 PIPE Warrants were issued and outstanding. We evaluated the 2020 PIPE Warrant Warrants under ASC Topic 815 and concluded that they do not meet the criteria to be classified in shareholders’ equity. Accordingly, the 2020 PIPE Warrants are classified as a liability at fair value upon issuance on June 12, 2020 and subsequently (See “Note 2”).

9. Equity

Common Shares

The Company is authorized to issue 250,000,000 common shares with a par value of $0.0001 per share. Pursuant to the Investment Agreement discussed below, we have amended our Articles of Incorporation (the “Articles”) and created a new class of Non-Voting Common Shares, par value $0.0001 per share. Of the authorized shares 225,000,000 are “Voting Common Shares” and 25,000,000 are “Non-Voting Common Shares.” The Non-Voting Common Shares are of equal rank to the Voting Common Shares, in terms of dividends, liquidation, preferences and all other rights and features, with the following exceptions: (i) the Non-Voting Common Shares have no voting rights, except as may be required by law; (ii) Steiner Leisure Limited (“Steiner Leisure”) may vote its Non-Voting Common Shares in favor of its director designees; and (iii) the Non-Voting Common Shares will automatically be converted to Voting Common Shares upon the occurrence of certain events set forth in the Articles. Holders of the Company’s voting common stock are entitled to one vote for each share. At December 31, 2021, there were 78,422,887 voting shares and 13,421,914 non-voting shares of OneSpaWorld common stock issued and outstanding. At December 31, 2020, there were 69,292,596 voting shares and 17,185,500 non-voting shares of OneSpaWorld common stock issued and outstanding.

Conversion of Non-Voting Common Shares to Voting Common Shares

Automatic Conversion

Each Non-Voting Common Share will automatically convert into one Voting Common Share, upon the occurrence of a Qualified Transfer of such Non-Voting Common Share or with the prior consent of our Board of Directors. A “Qualified Transfer” means a transfer (x) to a third party that is not (1) an affiliate of such holder nor (2) a person whose ownership thereof would result in such shares being treated as constructively owned by such holder under Section 958(b) of the U.S. Tax Code, applicable Treasury Regulations and other official guidance (a Person described in this clause (x), an “Unrelated Person”), and (y) that is not otherwise prohibited under the Articles. During the year ended December 31, 2021, 3.8 million Non-Voting Common Shares were converted into Voting Common Shares as a result of a Qualified Transfer.

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

At-The-Market Equity Offering

On December 7, 2020, we entered into the ATM Sales Agreement with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its common shares, par value $0.0001 per share, having an aggregate offering amount of up to $50.0 million pursuant to the shelf registration statement. During the year ended December 31, 2021, we sold 2.6 million shares under the ATM Sales Agreement for net proceeds of $27.5 million, after offering-related expenses paid of $0.9 million. During the year ended December 31, 2020, we sold 1.3 million shares under the ATM Sales Agreement for net proceeds of $11.1 million, after offering-related expenses paid of $0.6 million. As of December 31, 2021, shares representing approximately $10.0 million remain available for sale under the ATM Sales Agreement. The Company is not obligated to sell any shares under the ATM Sales Agreement. Subject to the terms and conditions of the Agreement, the Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares from time to time based upon the Company’s instructions, including the number of shares to be issued, the time period during which sales are requested to be made and any minimum price below sales may not be made.

Deferred Shares

As part of the equity consideration transferred in the Business Combination on March 19, 2019, Steiner and Haymaker Sponsor, LLC (“Haymaker Sponsor”) received deferred shares which provided the right to receive 5.0 million and 1.6 million shares OneSpaWorld common stock, respectively. The issuance of the OneSpaWorld common shares related to the Deferred Shares is contingent upon the earliest occurrence of any of the following events: (i) OneSpaWorld share price reaching $20 per share for five consecutive trading dates, as adjusted to reflect any stock split, reverse stock split, stock dividend, payment of dividends and other events as defined in the applicable Deferred Shares agreement, (ii) in the event of a change of control, as defined, of the Company if the price per share paid in connection with such change in control is equal to or greater than $20; however, if the price per share paid in connection with such change in control is less than $20, then no OneSpaWorld common shares will be issued and all the rights to receive the shares will be forfeited for no consideration, and (iii) ten years from the date of the Business Combination agreement.

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

Dividends Declared Per Common Share

In November 2019, the Company adopted a cash dividend program and declared an initial quarterly payment of $0.04 per common share. On March 24, 2020, the Company announced that it is deferring payment of its dividend declared on February 26, 2020, for payment on May 29, 2020, to shareholders of record on April 10, 2020, until the Board of Directors reapproves its payment; and withdrawing its dividend program until further notice. As of December 31, 2021, and 2020, dividends payable amounted to approximately $2.4 million which is presented as other-long term liabilities and other current liabilities in the accompanying consolidated balance sheets.

10. Stock-Based Compensation

Successor:

2019 Equity Incentive Plan and Stock-Based Compensation

The Company’s board of directors and shareholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) on March 18, 2019. The purpose of the 2019 Plan is to make available incentives that will assist the Company to attract, retain, and motivate employees, including officers, consultants and directors. The Company may provide these incentives through the grant of share options, share appreciation rights, restricted shares, restricted share units, performance shares and units and other cash-based or share-based awards. The Equity Plan provides participants an option to defer compensation on a tax-deferred basis. Awards may be granted under the 2019 Plan to OneSpaWorld employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. A total of 7,000,000 OneSpaWorld Shares have been authorized and reserved for issuance under the 2019 Plan. Non-cash stock-based compensation expense is included within general and administrative expense in the consolidated statements of operations. Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values. Forfeitures are recorded as they occur.

Stock Based Compensation Cost

Stock based compensation cost, which is included as a component of salary, benefits and payroll taxes in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and for the period from March 20, 2019 to December 31, 2019 was $10.6 million, $4.9 million and $20.7 million, respectively. As of December 31, 2021, the Company had $15.8 million of total unrecognized compensation expense related to restricted stock units and performance stock units.

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

The following is a summary of RSUs activity for the years ended December 31, 2021 and 2020:

RSU Activity	Number of Awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands) (1)

Non-Vested share units as of December 31, 2019	60,902	$15.60
Granted	1,833,821	7.33
Vested	(54,491)	15.60
Forfeited	(9,117)	15.62
Non-Vested share units as of December 31, 2020	1,831,115	$7.32	$18,568
Granted	411,595	$10.07
Vested	(697,640)	5.88
Forfeited	(47,025)	12.19
Non-Vested share units as of December 31, 2021	1,498,045	$8.76	$15,010

(1)

The aggregate intrinsic value is calculated based on the fair value of $10.02 and $10.14 per share of the Company’s common stock on December 31, 2021 and 2020, respectively, due to the fact that the performance stock units carry a $0 exercise price.

The total fair value of RSUs that vested in 2021 and 2020, based on the market price of the underlying shares on that day of vesting, was $6.6 million and $0.3 million, respectively.

There were 411,595, 1,833,821 and 60,902 RSUs granted during the years ended December 31, 2021, 2020 and the period from March 20, 2019 to December 31, 2019, respectively. The weighted average estimated fair value of RSUs granted during the period from March 20, 2019 to December 31, 2019 was $15.60. As of December 31, 2021, the Company had $9.9 million of total unrecognized compensation expense related to restricted stock award grants, which will be recognized over the weighted-average period of approximately 1.9 years.

On February 22, 2022, the Company granted 189,640 time-based RSU’s awards to certain executive officers which one third vest on March 7, 2022, and two-thirds of the RSU’s vest on December 5, 2022.

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

Performance Condition-Based Awards

On January 21, 2020, the Company granted 181,316 PSUs to certain employees which vest upon the achievement of certain pre-established performance target established for the 2020 calendar year and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through January 21, 2023. PSUs are converted into shares of common stock upon vesting on a one-for-one basis. The Company estimates the fair value of each performance share when the grant is authorized, and the related service period has commenced. The Company recognizes compensation cost over the vesting period based on the probability of the performance conditions being achieved. If the specified service and performance conditions are not met, compensation expense is not recognized, and any previously recognized compensation expense will be reversed. In December 2020, the Company’s compensation committee approved the waiver of the performance condition after considering the severe interruption of the Company’s business and operations resulting from the unforeseen circumstances of COVID-19 and the material adverse impact on the Company’s share price. As a result of this modification, the PSUs were revalued as of the date of the modification to $8.76 per share, based on the market price of the underlying shares on that day and the aggregate fair value of the modification was approximately $1.3 million which represents the total fair value of the modified award which will be expensed over the remaining vesting period. The modified PSUs will vest approximately 33% on each anniversary of the original grant date.

Market Condition-Based Awards

The Company estimates the fair value of each PSUs when the grant is authorized, and the related service period has commenced. Expense for these PSUs is recorded over the derived service period.

On August 18, 2020, the Company granted 1,003,000 PSUs to certain executive officers. The PSUs expire on the sixth anniversary of the Grant Date. The PSUs are converted into shares of common stock upon vesting on a one-for-one basis. The PSU’s will vest upon achievement of the twenty-day volume weighted average price of OneSpaWorld common shares reaching the following hurdle prices:

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

Grant date fair values of the market condition-based awards and the derived service periods assigned to the PSUs were estimated by a third-party valuation specialist using a Monte Carlo simulation in a risk-neutral framework assuming Geometric Motion, 100,000 trials, and using the following assumptions:

	August 18, 2020	October 1, 2020	October 13, 2020
Hurdle prices per share	$7.24, $8.83, $10.41, $12.00	$12.00	$8.39, $9.59, $10.80, $12.00
End of simulation term	August 18, 2026	October 1, 2026	October 13, 2026
Term of simulation	6 years	6 years	6 years
Stock price as of measurement date	$5.65	$6.47	$6.99
Volatility	54.13%	54.80%	54.92%
Risk-free rate (continuous)	0.37%	0.36%	0.41%

PSUs Activity

The following is a summary of PSUs activity for the years ended December 31, 2021 and 2020:

PSUs Activity	Number of Market Based-Awards	Weighted-Average Grant Date Fair Value	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value

Non-Vested share units as of December 31, 2019	-	$-	-	$-
Granted	1,253,000	4.81	181,316	15.67
Vested	(271,584)	4.76	(48,690)	15.67
Forfeited	-	-	(2,706)	15.67
Non-Vested share units as of December 31, 2020	981,416	$4.83	129,920	$15.67
Granted	-	-	698,289	9.94
Vested	(543,167)	4.65	(4,955)	15.67
Forfeited	-	-	(36,283)	15.11
Non-Vested share units as of December 31, 2021	438,249	$5.04	786,971	$10.63

No PSUs were granted during the periods from March 20, 2019 to December 31, 2019.

The total fair value of PSUS that vested in 2021, 2020 and 2019 was $5.4 million, $2.6 million and $0.4 million, respectively, based on the market price of the underlying shares on that day of vesting. As of December 31, 2021, there was total unrecognized compensation cost related to non-vested market and performance-based PSUs of $0.6 million and $5.1 million, respectively. The costs are expected to be recognized over the weighted-average period of approximately 0.6 years and 2.3 years, respectively. The aggregate intrinsic value of PSUs was $12.2 million and $11.3 million as of December 31, 2021 and December 31, 2020, respectively. The aggregate intrinsic value of PSUs is based on the number of nonvested PSUs and the market value of the Company’s common stock as of December 31, 2021.

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

During the year ended December 31, 2021, 941,512 options were forfeited due to the retirement of our former Chief Executive Officer.

On August 3, 2021, Leonard Fluxman, Executive Chairman, President and Chief Executive Officer, and Stephen Lazarus, Chief Financial Officer and Chief Operating Officer, voluntarily surrendered outstanding options to purchase an aggregate of 3,434,379 of the Company’s common shares. The common shares underlying these surrendered options will be available for future grant to Company personnel under the 2019 Plan.

The following table shows stock options that were outstanding and vested as of December 31, 2021 and 2020 and the related weighted average exercise price and weighted average grant date fair value.

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2020	4,375,891	$12.99	$4.48
Vested at December 31, 2020	4,375,891	$12.99	$4.48
Granted	-	-	-
Vested	-	-	-
Cancelled	(4,375,891)	12.99	4.48
Vested at December 31, 2021	-	$-	$-

The weighted average estimated fair value of options granted during the period from March 20, 2019 to December 31, 2019 was $4.48. On December 31, 2020, our outstanding stock options had no intrinsic value since the closing price on that date of $10.14 per share was below the weighted average exercise price of our outstanding stock options. As of December 31, 2021 and 2020, there was no unrecognized compensation cost related to the share options granted or exercised under the plan. No share options were granted during the year ended December 31, 2021 and 2020. No share options were exercisable as of December 31, 2021 and 2020.

11. Noncontrolling Interest

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

12. Revenue Recognition

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's consolidated balance sheets and was $0.8 million, $0.7 million and $0.8 million as of December 31, 2021, 2020 and 2019, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of December 31, 2021 and 2020.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net in the consolidated balance sheets. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of December 31, 2021, 2020 and 2019, our receivables from contracts with customers were $19.5 million, $3.0 million and $30.5 million, respectively and the increase as of December 31, 2021 when compared to December 31, 2020, reflects the impact of increased revenues during the fourth quarter of 2021 due to our gradual resumption of our spa operations. See Note 1 – “Impact of Coronavirus (COVID-19) – Liquidity and Management’s Plans”.

Costs incurred to enter into new or to renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to a fee accrued to a cruise line partner, amounted to $2.9 million and $3.1 million as of December 31, 2021 and 2020, respectively, and is presented within other non-current assets in the accompanying consolidated balance sheets. No Deferred contract costs was recorded for the period from March 20, 2019 to December 31, 2019. Amortization of the deferred contract cost was $0.7 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. Amortization of deferred costs are included in cost of services in the accompanying consolidated statements of operations. Our contract liabilities for gift cards and customer loyalty programs are described above.

Disaggregation of Revenue and Segment Reporting

The Company operates facilities on cruise ships and in destination resorts, where we provide health, fitness, beauty and wellness services and sell related products. The Company also sells health and wellness, fitness and beauty related products through its timetospa.com website which is a post-cruise sales tool where guests may continue their wellness journey after disembarking. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer, who is the Company’s chief operating decision maker (CODM), in determining how to allocate the

Company’s resources and evaluate performance. The following table disaggregates the Company’s revenues by revenue source and operating segment (in thousands):

Successor				Predecessor
Consolidated				Combined
	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019
Service Revenues:
Maritime	$89,024	$81,395	$308,090	$81,170
Destination resorts	26,921	12,287	31,703	10,110
Total service revenues	115,945	93,682	339,793	91,280
Product Revenues:
Maritime	23,698	23,441	99,308	25,794
Destination resorts	2,162	975	2,003	633
Timetospa.com	2,226	2,827	2,677	745
Total product revenues	28,086	27,243	103,988	27,172

Total revenues	$144,031	$120,925	$443,781	$118,452

13. Income Taxes

Loss before income tax expense (benefit) consists of (in thousands):

	Successor			Predecessor
	Consolidated			Combined
	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019
U.S.	$(2,506)	$(12,294)	$(19,901)	$115
Foreign	(65,587)	(274,869)	(12,154)	(24,787)
	$(68,093)	$(287,163)	$(32,055)	$(24,672)

The income tax expense (benefit) consists of the following (in thousands):

	Successor			Predecessor
	Consolidated			Combined
	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019
U.S. Federal	$126	$1,309	$(340)	$(39)
U.S. State	32	51	89	57
Foreign	271	(546)	131	91
	429	814	(120)	109
Current	340	(761)	523	118
Deferred	89	1,575	(643)	(9)
	$429	$814	$(120)	$109

A reconciliation of the difference between the expected income tax expense (benefit) using the U.S. federal tax rate and our actual provision is as follows (in thousands):

	Successor			Predecessor
	Consolidated			Combined

	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019
Provision using statutory
U.S. federal tax rate	$(14,298)	$(60,304)	$(6,731)	$(5,162)
Foreign rate differential	12,918	16,530	2,378	4,780
Prior period true up adjustment	(22)	(1,798)	-	-
State taxes	26	178	89	-
Change in valuation allowance	192	5,454	4,093	-
Permanent differences	1,679	40,865	168	346
Other	(66)	(111)	(117)	145
Total	$429	$814	$(120)	$109

The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate for 2021 (Successor), 2020 (Successor) and 2019 (Successor and Predecessor), and the Company’s actual provision is primarily attributable to the change in valuation allowance, foreign rate differential including income earned in jurisdictions not subject to income taxes, and prior period true- up adjustment.

A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

				(Predecessor)
	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019
Beginning balance	$1,663	$1,663	$1,663	$1,697
Gross (decreases) increases—prior period tax position	-	-	-	(34)
Ending balance	$1,663	$1,663	$1,663	$1,663

As of December 31, 2021 and 2020, the Company accrued $4.1 million and $4.4 million, respectively, for uncertain tax positions, including interest and penalties that, if recognized, would affect the effective income tax rate.

The Company classifies interest and penalties on uncertain tax positions as a component of provision for income taxes in the consolidated statements of operations. Accrued interest and penalties related to uncertain tax positions as of December 31, 2021 and 2020, amounted to $2.4 million and $2.6 million respectively, and are included in income tax contingency in the accompanying consolidated balance sheets.

Deferred income taxes consist of the following (in thousands):

	As of December 31,
	2021	2020
Deferred income tax assets:
Stock options	$6,773	$5,809
Inventory reserves	25	16
Allowance for doubtful accounts	-	12
Depreciation and amortization	1,773	2,351
Other reserves and accruals	587	430
Gift certificates	213	202
Net operating losses	3,408	3,833
Total deferred income tax assets	12,779	12,653
Less valuation allowance	(11,809)	(11,543)
Deferred income tax asset, net	$970	$1,110
Deferred income tax liability	$(900)	$(1,012)
Net deferred income tax asset	$70	$98

The valuation allowance increased by less than $0.3 million in 2021 and $6.4 million in 2020, primarily stemming from the assessment of realizability of the deferred tax asset.

Following is the activity of the valuation allowance (in thousands):

	2021	2020
Beginning balance	$11,543	$5,157
Additions	266	6,386
Deductions	-	-
Ending balance	$11,809	$11,543

As of December 31, 2021, we had $11.7 million of foreign tax operating loss carryforwards expiring as follows (in millions):

Expires
2022	$0.3
2023	0.5
2024	0.4
2025	0.9
2026	0.8
2027	0.6
2028	0.4
2029	0.2
2030	0.1
Indefinite	7.5
Total	$11.7

As the Company accounts for income taxes under the separate return method for the predecessor period, the statements of equity for period from January 1, 2019 to March 19, 2019 (Predecessor) includes $0.03 million of current income taxes payable that were included in net Parent investment, as such income taxes are not actually owed to the tax authorities. The Company is subject to routine audits by U.S. federal, state, local and foreign tax authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. The tax years 2016-2020 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as the U.S. and Italy.

14. Commitment and Contingencies

Cruise Line Agreements

A large portion of the Company’s revenues are generated on cruise ships. The Company has entered into agreements of varying terms with the cruise lines under which services and products are paid for by cruise passengers. These agreements provide for the Company to pay the cruise line commissions for use of their shipboard facilities, as well as fees for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount, or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. The Company recognizes all expenses related to cruise line commissions, minimum guarantees, and staff shipboard meals and accommodations, generally, as they are incurred and includes such expenses in cost of revenues and operating expenses in the accompanying consolidated statements of operations. For cruises in process at period end, an accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner.

Pursuant to agreements that provide for minimum commissions, the Company guaranteed total minimum payments to cruise line (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us). As of December 31, 2021, there were no minimum payments guarantee amounts.

Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of the Company’s total revenues in 2021, 2020, period from March 20, 2019 (Successor) to December 31, 2019 and period from January 1, 2019 to March 19, 2019 (Predecessor), respectively: Carnival (including Carnival, Carnival Australia, Costa, Holland America, P&O, Princess and Seabourn cruise lines): 36.7%, 43.4%, 46.7%, and 46.7.% ; Royal Caribbean (including Royal Caribbean, Pullmantur, Celebrity, Azamara and Silversea cruise lines): 22.8%, 20.9%, 22.7% and 24.6% ; and Norwegian Cruise Line (including Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises) 11.4%, 16.3%, 15.2% and 12.9%.

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

Rent expense consist of (in thousands):

Successor				Predecessor
Consolidated				Combined

	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019	January 1, 2019 to March 19, 2019

Minimum rentals	$3,325	$3,791	$5,173	$1,573
Contingent rentals	$4,072	1,703	2,039	689
	$7,397	$5,494	$7,212	$2,262

As of December 31, 2021, we guaranteed total minimum payments to owners of our land-based venues of approximately $2.9 million in the aggregate for 2022. Minimum annual commitments under operating leases at December 31, 2021 are as follows (in thousands):

Year	Amount
2022	$2,866
2023	2,511
2024	2,558
2025	2,585
2026	2,182
Thereafter	7,172
$19,874

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020 and is included in “Accrued expenses” on the Company's consolidated balance sheets as of December 31, 2021 and 2020. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

15. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

				Successor						Predecessor
	Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2021			Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2020			Accumulated Other Comprehensive Income (Loss) for the Period from March 20, 2019 to December 31, 2019			Accumulated Other Comprehensive Income (Loss) for the period from January 1, 2019 to March 19, 2019 (2)
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments
Accumulated other comprehensive income (loss), beginning of the period	$(560)	$(4,915)	$(5,475)	$(183)	$902	$719	$-	$-	$-	$(649)
Other comprehensive (loss) income before reclassifications	(113)	1,684	1,571	(377)	(7,215)	(7,592)	(183)	1,109	926	(165)
Amounts reclassified from accumulated other comprehensive income (loss)	-	1,907	1,907	-	1,398	1,398	-	(207)	(207)	-
Net current period other comprehensive (loss) income	(113)	3,591	3,478	(377)	(5,817)	(6,194)	(183)	902	719	(165)
Ending balance	$(673)	$(1,324)	$(1,997)	$(560)	$(4,915)	$(5,475)	$(183)	$902	$719	$(814)
(1)	See Note 16.
(2)	For the period from January 1, 2019 to March 19, 2019 (Predecessor) the only component of other comprehensive income (loss) was foreign currency translation adjustments.

16. Fair Value Measurements and Derivatives

Fair Value Measurements

Cash and cash equivalents at December 31, 2021 and December 31, 2020 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at December 31, 2021 and December 31, 2020 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of December 31, 2021, and 2020 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy.

The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	As of December 31, 2021		As of December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$30,937	$30,937	$41,552	$41,552
Restricted cash	1,896	1,896	1,896	1,896
Total Cash	$32,833	$32,833	$43,448	$43,448
First lien term loan facility	$202,457	$198,580	$202,457	$188,560
Second lien term loan facility	25,000	23,570	25,000	20,950
Term credit agreement	7,000	6,890	7,000	6,680
Total debt	$234,457	$229,040	$234,457	$216,190

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2021				Fair Value Measurements at December 31, 2020
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	Other current liabilities	$1,126	-	$1,126	-	$1,796	-	$1,796	-
Warrant liabilities	Warrant liabilities	107,300	-	107,300	-	104,700	-	104,700	-
Derivative financial instruments (1)	Other long term liabilities	197	-	197	-	3,119	-	3,119	-
Total Liabilities		$108,623	$-	$108,623	$-	$109,615	$-	$109,615	$-

(1)	Consists of an interest rate swap.

Warrants

Public and 2020 PIPE Warrants

The fair value of the Public and PIPE Warrants are considered a Level 2 valuation and is determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	December 31, 2021		December 31, 2020
	Public Warrants	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants
Stock price	$10.02	$10.02	$10.14	$10.14
Strike price	$11.50	$5.75	$11.50	$5.75
Remaining life (in years)	2.22	3.45	3.22	4.45
Volatility	68%	68%	54.0%	54.0%
Interest rate	0.78%	1.03%	0.2%	0.3%
Redemption price	$18.00	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Scholes model. The significant assumptions which the Company used in the model are:

	December 31, 2021	December 31, 2020
Stock price	$10.02	$10.14
Strike price	$11.50	$11.50
Remaining life (in years)	2.22	3.22
Volatility	68%	54.0%
Interest rate	0.80%	0.2%
Dividend yield	0.0%	0.0%

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of December 31, 2021 and 2020, the notional amount is $127.7 million and $151.4 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $1.2 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the consolidated financial statements was as follows (in thousands):

Derivative	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative			Location of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income

	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019		Year Ended December 31, 2020	Year Ended December 31, 2020	March 20, 2019 to December 31, 2019

Interest rate swap	$1,684	$(7,215)	$1,109	Interest expense	$1,907	$1,398	$(207)
Total	$1,684	$(7,215)	$1,109		$1,907	$1,398	$(207)

 Predecessor:

During for the period from January 1, 2019 to March 19, 2019, the Company did not enter into or transact any derivative contracts.

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Nonrecurring Fair Value Measurements

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

17. Transactions with Related Parties

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

The Company and SMS have entered into an Operational Services Agreement effective January 1, 2020, pursuant to which the Company would provide SMS with certain services including with respect to accounting, human resources, information technology, and office related support. This agreement was terminated effective on December 31, 2020 and provides that SMS will pay the Company for its services.

As discussed in Note 9 – “Equity”, on April 30, 2020, we entered into the Investment Agreement with Investors, including members of our management and Board of Directors. Pursuant to the Investment Agreement, we completed the 2020 Private Placement.

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

Purchases of beauty products from related parties and cost of revenues are as follows (in thousands):

Predecessor
January 1, 2019 to March 19, 2019
Purchases	$2,026
Cost of revenues	$1,828

The Company received services and support from various functions performed by the Parent until December 31, 2019.

Predecessor and Successor:

The Company entered into a Management Agreement, dated May 25, 2018 and amended and restated October 25, 2018, with Bliss World LLC, an indirect subsidiary of Steiner Leisure, which became effective at the time of the closing of the Business Combination. The Management agreement provides that OSW will manage the operation of nine U.S. health and wellness centers on behalf of Bliss World LLC in exchange for approximately $1.25 million in the aggregate for the year ended December 31, 2019. Subject to certain customary early termination rights, the agreement terminates, with respect to each health and wellness center, upon expiration or termination of the respective lease for each such health and wellness center. As of December 31, 2021, there are no health and wellness centers that remains subject to lease and ongoing operations.

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

The total fee for all the aforementioned agreements received by the Company (Successor) in 2021 and 2020 was not material.

18. Profit Sharing Plans

Eligible employees participate in the Company’s profit sharing retirement plan (Successor and Predecessor) and a profit sharing plan of the Parent (Predecessor), which are qualified under Section 401(k) of the Internal Revenue Code. With respect to the Parent’s profit sharing retirement plan, the Company’s Parent makes discretionary annual matching contributions in cash based on a percentage of eligible employee compensation deferrals. The contribution to the plans, included in salary, benefits and payroll taxes in the consolidated statements of operations for the years ended December 31, 2021, 2020 (Successor), for the period from March 20, 2019 to December 31, 2019 (Successor) and for the period from January 1, 2019 to March 19, 2019 (Predecessor) was $0.3 million, $0.3 million, $0.2 million and $0.01 million, respectively.

19. Segment and Geographic Information

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Successor			Predecessor
	Consolidated			Combined
	Year Ended December 31, 2021	Year Ended December 31, 2020	March 20,2019 to December 31, 2019	January 1, 2019 to March 19, 2019
Revenues:
U.S.	$18,827	$11,585	$25,950	$6,008
Not connected to a country	111,346	102,420	399,675	106,886
Other	13,858	6,920	18,156	5,558
Total	$144,031	$120,925	$443,781	$118,452

	As of December 31,
	2021	2020
Property and equipment, net:
U.S.	$5,951	$7,145
Not connected to a country	6,298	6,242
Other	1,858	3,669
Total	$14,107	$17,056