Form 10-Q
period 2022-03-31
ONESPAWORLD HOLDINGS Ltd
filed 2022-05-06
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2022

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

As of March 31, 2022, the registrant had 78,709,037 voting shares and 13,421,914 non-voting shares of common stock issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,054	$30,937
Restricted cash	1,896	1,896
Accounts receivable, net	21,707	19,480
Inventories, net	29,703	29,483
Prepaid expenses	5,824	6,574
Other current assets	619	577
Total current assets	88,803	88,947
Property and equipment, net	13,748	14,107
Intangible assets, net	578,085	582,290
OTHER ASSETS:
Deferred tax asset	70	70
Other non-current assets	5,320	3,454
Total other assets	5,390	3,524
Total assets	$686,026	$688,868
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$17,572	$15,846
Accrued expenses	32,022	32,232
Current portion of long-term debt	2,085	1,776
Other current liabilities	829	2,011
Total current liabilities	52,508	51,865
Deferred rent	361	341
Income tax contingency	4,062	4,129
Warrant liabilities	103,900	107,300
Other long-term liabilities	2,449	2,646
Long-term debt, net	228,419	228,683
Total liabilities	391,699	394,964
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 78,709,037 shares issued and outstanding at March 31, 2022 and 78,422,887 shares issued and outstanding at December 31, 2021	8	8
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 13,421,914 shares issued and outstanding, at both March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	691,001	687,660
Accumulated deficit	(398,084)	(391,768)
Accumulated other comprehensive income (loss)	1,401	(1,997)
Total shareholders' equity	294,327	293,904
Total liabilities and shareholders' equity	$686,026	$688,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Service revenues	$71,162	$4,604
Product revenues	16,501	986
Total revenues	87,663	5,590
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	62,667	7,484
Cost of products	14,652	1,295
Administrative	3,833	3,844
Salary, benefits and payroll taxes	8,727	7,652
Amortization of intangible assets	4,206	4,206
Total cost of revenues and operating expenses	94,085	24,481
Loss from operations	(6,422)	(18,891)
OTHER EXPENSE, NET:
Interest expense	(3,407)	(3,351)
Change in fair value of warrant liabilities	3,400	(23,300)
Total other expense, net	(7)	(26,651)
Loss before income tax (benefit) expense	(6,429)	(45,542)
INCOME TAX (BENEFIT) EXPENSE	(113)	26
NET LOSS	$(6,316)	$(45,568)
NET LOSS PER VOTING AND NON-VOTING SHARE
Basic and diluted	$(0.07)	$(0.52)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	92,204	87,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(6,316)	$(45,568)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(242)	112
Cash flows hedges:
Net unrealized gain on derivative	3,243	899
Amount realized and reclassified into earnings	397	493
Total other comprehensive income, net of tax	3,398	1,504
Total comprehensive loss	$(2,918)	$(44,064)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

			Three Months Ended March 31, 2022
	Issued common voting shares	Issued common non-voting shares	Voting and non-voting common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ equity
BALANCE, December 31, 2021	78,423	13,422	$9	$687,660	$(1,997)	$(391,768)	$293,904
Net loss	—	—	—	—	—	(6,316)	(6,316)
Stock-based compensation	—	—	—	3,286	—	—	3,286
Foreign currency translation adjustment	—	—	—	—	(242)	—	(242)
Unrecognized gain on derivatives	—	—	—	—	3,640	—	3,640
Proceeds from 2021 exercise of public warrants	—	—	—	55	—	—	55
Common shares issued under equity incentive plan	286	—	—	—	—	—	—
BALANCE, March 31, 2022	78,709	13,422	$9	$691,001	$1,401	$(398,084)	$294,327

			Three Months Ended March 31, 2021
	Issued common voting shares	Issued common non-voting shares	Voting and non-voting common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ equity
BALANCE, December 31, 2020	69,292	17,186	$9	$649,540	$(5,475)	$(323,246)	$320,828
Net loss	—	—	—	—	—	(45,568)	(45,568)
Stock-based compensation	—	—	—	3,631	—	—	3,631
Foreign currency translation adjustment	—	—	—	—	112	—	112
Unrecognized gain on derivatives	—	—	—	—	1,392	—	1,392
At-The Market Equity Offering, net of issuance cost	1,712	—	—	18,475	—	—	18,475
Common shares issued under equity incentive plan	673	—	—	—	—	—	—
Conversion of deferred shares into common shares	1,600	—	—	—	—	—	—
Conversion of public warrants into common shares	5	—	—	—	—	—	—
BALANCE, March 31, 2021	73,282	17,186	$9	$671,646	$(3,971)	$(368,814)	$298,870

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,316)	$(45,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,477	5,882
Amortization of deferred financing costs	257	257
Change in fair value of warrant liabilities	(3,400)	23,300
Stock-based compensation	3,286	3,631
Provision for doubtful accounts	—	10
Loss from write-offs of property and equipment	10	156
Changes in:	—
Accounts receivable, net	(2,227)	(267)
Inventories, net	(220)	327
Prepaid expenses	750	1,352
Other current assets	217	(273)
Other non-current assets	192	(20)
Accounts payable	1,726	(294)
Accrued expenses	(210)	2,627
Other current liabilities	(56)	(204)
Income tax contingency	(67)	—
Deferred rent	20	26
Net cash used in operating activities	(561)	(9,058)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(919)	(367)
Net cash used in investing activities	(919)	(367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from At-the Market Equity Offering, net of issuance costs paid	—	18,550
Proceeds from exercise of public warrants	55	—
Repayment on term loan facilities	(212)	—
Net cash (used in) provided by financing activities	(157)	18,550
Effect of exchange rate changes on cash	(246)	146
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,883)	9,271
Cash and cash equivalents and restricted cash, Beginning of period	32,833	43,448
Cash and cash equivalents and restricted cash, End of period	$30,950	$52,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$35	$9
Interest	$3,350	$3,299

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Impact of Coronavirus (COVID-19) – Liquidity and Management’s Plans

In the face of the global impact of COVID-19, our cruise line partners paused their guest cruise operations and the majority of our land based destination resort spas temporarily closed in mid-March 2020. As of March 31, 2022, our health and wellness centers on 127 ships of our cruise line partners and 48 land based destination resort spas were operating as part of our gradual return to service. The extent of the effects of COVID-19 on our business are uncertain and will depend on future developments, including, but not limited to, the duration and continued severity of COVID-19 and the length of time it takes to return the Company to profitability. The ongoing effects of COVID-19 have had, and will continue to have, a material negative impact on our financial results and liquidity.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. We cannot make assurances that our assumptions used to estimate our liquidity requirements will be realized as assumed or may not change because of the unprecedented environment we are experiencing due to COVID-19. We believe that we have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements, however, there may be material changes to those estimates and judgments in future periods. We have implemented a number of proactive measures to mitigate the financial and operational impacts of COVID-19, including completing a private placement of equity securities and various capital market transactions, reduction of capital expenditures and operating expenses, borrowing on our revolving credit facility, deferring payment of dividends declared and the suspension of our dividend program. To the extent necessary, we will pursue all appropriate actions to optimize our liquidity.

Based on the actions the Company has taken as described above, our assumptions regarding the impact of COVID-19, our current resources, our current operations, vessels expected to return to sailing, destination resort spas expected to reopen, and our assumptions regarding the expected performance of our health and wellness center operations onboard vessels and in destination resorts, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next 12 months and comply with all debt covenants as required by our debt agreements. Management cannot predict the magnitude and duration of the negative impact from the COVID-19 pandemic; new events beyond management’s control may have incrementally material adverse impact on the Company’s results of operations, financial position and liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted or condensed pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows of our interim periods are not necessarily indicative of the results of operations or cash flows that may be expected for the entire fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and related notes thereto included in the 2021 10-K. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Actual results could differ from those estimates. The accompanying unaudited condensed consolidated financial statements includes the condensed consolidated balance sheet and statement of operations, comprehensive income (loss), changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of March 31, 2022 and 2021 to the total amount presented in our condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Balance as of March 31,
	2022	2021
Cash and cash equivalents	$29,054	$50,823
Restricted cash	1,896	1,896
Total cash and restricted cash in the condensed consolidated statement of cash flows	$30,950	$52,719

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

The following table provides details underlying OneSpaWorld’s loss per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended March 31,
	2022 (a)	2021 (a)
Numerator:
Net loss	$(6,316)	$(45,568)
Denominator:
Weighted average shares outstanding – Basic and diluted	92,204	87,121
Loss per share:
Basic and diluted	$(0.07)	$(0.52)

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

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended March 31,
	2022	2021
Sponsor Warrants	8,000	8,000
Public Warrants	16,145	16,149
2020 PIPE Warrants	5,000	5,000
Deferred shares	—	1,565
Employee stock options	—	4,376
Restricted stock units	1,580	1,851
Performance stock units	1,044	881
	31,769	37,822

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update requires lessees to recognize for all leases with a term of 12 months or more at the commencement date: (a) a lease liability or a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (b) a right-of-use asset or a lessee’s right to use or control the use of a specified asset for the lease term. Under the update, lessor accounting remains largely unchanged. The update requires a modified retrospective transition approach for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements and do not require any transition accounting for leases that expire before the earliest comparative period presented. In June 2020, the FASB issued guidance (ASU 2020-05) that defers the effective dates of the lease standard (ASU 2016-02) for entities that have not yet issued financial statements adopting the standard. The update is effective retrospectively for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. We intend to elect the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company continues to evaluate the effect that the update will have on the Company’s consolidated financial statements. The Company is in the process of starting its initial scoping review, which includes, identifying a complete population of leases to be recorded on the consolidated balance sheet as a lease obligation and right of use asset, comparing accounting policies under current accounting guidance to the new accounting guidance and implementing a new lease accounting system. The Company expects that the update will have a material effect on our consolidated balance sheets due to the recognition of operating lease assets and operating lease liabilities primarily related to the destination resort agreements and office space which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The Company is currently assessing the expected impact of the future adoption of this guidance.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This ASU amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit losses model) that is based on an expected losses model rather than an incurred losses model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of impairment models that entities use to account for debt instruments. In November 2019, the FASB issued guidance (ASU 2019-10) that defers the effective dates of the Financial Instruments—Credit Losses standard for entities that have not yet issued financial statements adopting the standard. The update is effective for annual periods beginning after December 15, 2022, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is in the process of starting its initial scoping review and is currently assessing the expected impact of the future adoption of this guidance.

3. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of March 31, 2022 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(47,063)	$557,637	39
Destination resort agreements	17,900	(3,585)	14,315	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(367)	633	8
	$629,800	$(51,715)	$578,085

The following is a summary of the Company’s intangible assets as of December 31, 2021 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(43,187)	$561,513	39
Destination resort agreements	17,900	(3,287)	14,613	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(336)	664	8
	$629,800	$(47,510)	$582,290

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2022 and 2021 was $4.2 million for each quarter, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2022.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	March 31, 2022	December 31, 2021	Maturities Through	March 31, 2022	December 31, 2021
First lien term loan facility	4.3%	4.0%	2026	$202,245	$202,457
Second lien term loan facility	7.7%	7.6%	2027	25,000	25,000
First lien revolving facility	4.2%	4.0%	2024	7,000	7,000
Total debt				$234,245	$234,457
Less: unamortized debt issuance cost				(3,741)	(3,998)
Total debt, net of unamortized debt issuance cost				230,504	230,459
Less: current portion of long-term debt				$2,085	$1,776
Long-term debt, net				$228,419	$228,683

The following are scheduled principal repayments on long-term as of March 31, 2022 for each of the next five years (in thousands):

Year	Amount
2022	$1,564
2023	2,085
2024	9,085
2025	2,085
2026	2,085
Thereafter Total	217,341
$234,245

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

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all of the covenants contained in the New Credit Facilities.

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

Borrowing Capacity:

As of March 31, 2022, our available borrowing capacity under the First Lien Revolving Facility was $13 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
First Lien Revolving Facility	$20,000	$7,000

5. WARRANT LIABILITIES

Warrant Liabilities

Sponsor Warrants

As of March 31, 2022 and December 31, 2021, eight million Sponsor Warrants were issued and outstanding.

Public Warrants

As of March 31, 2022 and December 31, 2021, 16,145,279 Public Warrants were issued and outstanding.

2020 PIPE Warrants

As of March 31, 2022 and December 31, 2021, five million 2020 PIPE Warrants were issued and outstanding.

6. STOCK-BASED COMPENSATION

On February 22, 2022, the Company granted 189,640 time-based restricted share units ("RSUs") awards to certain executive officers which one third vested on March 7, 2022, and two-thirds of the RSU’s vest on December 5, 2022.

The share-based compensation expense for the three months ended March 31, 2022 and 2021 was $3.3 million and $ 3.6 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The following is a summary of RSUs activity for the three months ended March 31, 2022:

Restricted Share Units Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2021	1,498,045	$8.76
Granted	189,640	9.69
Vested	(109,818)	12.26
Non-Vested share units as of March 31, 2022	1,577,867	$8.63

The following is a summary of performance share units activity for the three months ended March 31, 2022:

Performance Share Units Activity	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2021	786,971	$10.63
Vested	(176,332)	11.35
Non-Vested share units as of March 31, 2022	610,639	$10.42

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's condensed consolidated balance sheets and was $0.8 million, as of March 31, 2022 and December 31, 2021.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of March 31, 2022 and December 31, 2021.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of March 31, 2022 and December 31, 2021, our receivables from contracts with customers were $21.7 million and $19.5 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Three Months Ended March 31,
	2022	2021
Service Revenues:
Maritime	$63,361	$155
Destination resorts	7,801	4,449
Total service revenues	71,162	4,604
Product revenues:
Maritime	15,164	97
Destination resorts	695	418
Timetospa.com	642	471
Total product revenues	16,501	986

Total revenues	$87,663	$5,590

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
U.S.	$6,396	$2,821
Not connected to a country	76,792	252
Other countries	4,475	2,517
Total	$87,663	$5,590

	As of
	March 31, 2022	December 31, 2021
Property and equipment, net:
U.S.	$5,776	$5,951
Not connected to a country	6,496	6,298
Other countries	1,476	1,858
Total	$13,748	$14,107

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Accumulated Other Comprehensive (Loss) Income for the Three Months Ended March 31, 2022			Accumulated Other Comprehensive (Loss) Income for the Three Months Ended March 31, 2021
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive loss, beginning of the period	$(673)	$(1,324)	$(1,997)	$(560)	$(4,915)	$(5,475)
Other comprehensive (loss) income before reclassifications	(242)	3,243	3,001	112	899	1,011
Amounts reclassified from accumulated other comprehensive loss	-	397	397	-	493	493
Net current period other comprehensive loss (income)	(242)	3,640	3,398	112	1,392	1,504
Ending balance	$(915)	$2,316	$1,401	$(448)	$(3,523)	$(3,971)
(1)
See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at March 31, 2022 and December 31, 2021 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at March 31, 2022 and December 31, 2021 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of March 31, 2022 and December 31, 2021 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$29,054	$29,054	$30,937	$30,937
Restricted cash	1,896	1,896	1,896	1,896
Total cash	$30,950	$30,950	$32,833	$32,833
First lien term loan facility	$202,245	$200,940	$202,457	198,580
Second lien term loan facility	25,000	22,710	25,000	23,570
Term credit agreement	7,000	6,970	7,000	6,890
Total debt	$234,245	$230,620	$234,457	$229,040

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2022				Fair Value Measurements at December 31, 2021
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$259	$-	$259	$-	$-	$-	$-	$-
Derivative financial instruments (1)	Other non-current assets	2,058	-	2,058	-	-	-	-	-
Total Assets		$2,317	$-	$2,317	$-	$-	$-	$-	$-
Liabilities:
Derivative financial instruments (1)	Other current liabilities	$-	$-	$-	$-	$1,126	$-	$1,126	$-
Warrants	Warrant liabilities	103,900	-	103,900	-	107,300	-	107,300	-
Derivative financial instruments (1)	Other long term liabilities	-	-	-	-	197	-	197	-
Total Liabilities		$103,900	$-	$103,900	$-	$108,623	$-	$108,623	$-

(1)
Consists of an interest rate swap.

Warrants

Public and 2020 PIPE Warrants

The fair value of the Public and 2020 PIPE Warrants are considered a Level 2 valuation and are determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	March 31, 2022		December 31, 2021
	Public Warrants	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants
Stock price	$10.20	$10.20	$10.02	$10.02
Strike price	$11.50	$5.75	$11.50	$5.75
Remaining life (in years)	1.97	3.20	2.22	3.45
Volatility	64%	64%	68%	68%
Interest rate	2.25%	2.43%	0.78%	1.03%
Redemption price	$18.00	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Sholes model. The significant assumptions which the Company used in the model are:

	March 31, 2022	December 31, 2021
Stock price	$10.20	$10.02
Strike price	$11.50	$11.50
Remaining life (in years)	1.97	2.22
Volatility	64%	68%
Interest rate	2.25%	0.80%
Dividend yield	0.0%	0.0%

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of March 31, 2022 and December 31, 2021, the notional amount is $121.7 million and $127.7 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $0.3 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

Derivative	Amount of Gain Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain Reclassified From Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021		Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Interest rate swap	$3,243	$899	Interest expense	$397	$493
Total	$3,243	$899		$397	$493

11. INCOME TAXES

The Company recorded an income tax (benefit) expense of approximately $(0.1) million and $0.03 million for the three months ended March 31, 2022 and 2021, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to the change in valuation allowance, foreign rate differential including income earned in jurisdictions not subject to income taxes and withholding taxes due in various jurisdictions. For the three months ended March 31, 2022, the Company recognized a discrete tax benefit as a result of the filing of an amended return which is expected to result in a federal income tax refund of approximately $0.1 million. For the three months ended March 31, 2021, the Company recorded a $0.5 million tax expense related to the establishment of a valuation allowance in jurisdictions where the Company has concluded that it is more likely than not that the deferred tax assets are not realizable.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter as of March 31, 2022 and December 31, 2021, and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” and in “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2021. We assume no obligation to update any of these forward-looking statements.

Due to the global impact of COVID-19, we experienced a near cessation of our operations commencing in the first quarter of 2020. We cannot fully predict the continuing impacts of the COVID-19 pandemic on the industry or on our business. Despite this uncertainty, we believe we have certain strengths that have positioned us as a leader in the hospitality-based health and wellness industry and to participate in the recovery of the cruise industry and the hospitality industry.

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

In response to the COVID-19 pandemic, the U.S. Centers for Disease Control and Prevention (“CDC”) took various measures intended to manage risks associated with the pandemic, including by issuing guidance under a Framework for Conditional Sailing Order (the “Framework”) that permitted cruise ship passenger operations in U.S. waters, subject to certain health and safety conditions and protocols. The Framework was modified over time as the spread of the COVID-19 pandemic began to stabilize, and the Framework expired on January 15, 2022. On February 9, 2022, the CDC published a COVID-19 Program for Cruise Ships, a voluntary program which provides that, among other things, persons traveling on cruise ships that are designated as “highly vaccinated ” are not required to wear a mask in any areas onboard and are not subject to physical distancing protocols. Cruise ships are designated as “highly vaccinated” if at least 95% of their passengers and 95% of their crew members are fully vaccinated, but less than 95% of their passengers and 95% of their crew members are up to date with their COVID-19 vaccines. In March 2022, the CDC modified their COVID-19 Program for Cruise Ships to further relax previously recommended protocols, including to remove the requirement for cruise ship operators to suspend passenger interactive experiences onboard and to change its prior requirement for physical distancing during shore excursions and transportation to a recommendation for cruise ships that are designated as at least “highly vaccinated.” As of the date of this report, virtually all cruise lines, including all of the Company’s cruise line partners, have agreed to voluntarily participate in the CDC’s COVID-19 Program for Cruise Ships.

The global spread of the COVID-19 pandemic is complex and the disruptions it has caused to our industry have had a negative impact on our business performance. As the growth of new COVID-19 cases has generally declined in recent months, restrictions on traveling and other measures previously implemented by governments, public institutions and other organizations to contain the spread of the pandemic have gradually been lifted or relaxed. As a result, certain businesses in the global travel and hospitality industry, including our cruise line partners, have gradually resumed their operations and there has been increasing demand for travel and hospitality services. However, there is no assurance of when the global travel and hospitality industry can resume operations without restrictions imposed in response to the COVID-19 pandemic or when, or if, global demand for travel and hospitality services will return to pre-pandemic levels. As new variants of the COVID-19 pandemic have recently emerged and may continue to emerge in the future, it is difficult to predict the ultimate impact of the COVID-19 pandemic, but we anticipate that it will continue to have an adverse impact on our business performance in 2022.

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

The Company is not reporting the financial indicators above due to the effect of COVID-19 on its business, as the comparison of these key performance indicators for the three months ended March 31, 2022 is not meaningful.

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

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes are comprised of employee expenses associated with corporate and administrative functions that support our business, including fees for employee salaries, bonuses, stock-based compensation, payroll taxes, pension/401(k) and other employee costs.

Amortization of intangible assets. Amortization of intangible assets are comprised of the amortization of intangible assets with definite useful lives (e.g. retail concession agreements, destination resort agreements, licensing agreements) and amortization expenses associated with prior transactions.

Other expense, net. Other expense, net consists of interest expense and change in the fair value of warrant liabilities.

Income tax (benefit) expense. Income tax (benefit) expense includes current and deferred federal income tax expenses, as well as state and local income taxes.

Net loss. Net loss consists of loss from operations less other (expenses) income and income tax (benefit) expense.

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, but not limited to:

•
The impact of COVID-19. Our health and wellness centers onboard cruise ships and in destination resorts have been and continue to be negatively affected by the COVID-19 pandemic.
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
•
Expansion of value-added services and products across modalities in existing health and wellness centers. We continue to expand our higher value added and price point offerings in existing health and wellness centers. We have introduced premium medi-spa services, including Thermage FLX®, CoolSculpting®, truSculpt™ and microneedling, along with precision health therapies, including micronutrient IV Infusions. We have also launched Hyperice™ percussion and vibration body care services and products in selected onboard health and wellness centers, resulting in higher guest spending.
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

Results of Operations

As discussed above, our results of operations for the three months ended March 31, 2021 were significantly impacted by COVID-19. Accordingly, we believe that the dramatic changes in operating activity comparison of these results to the three months ended March 31, 2022 results makes comparability between the periods presented challenging.

	Three Months Ended March 31, 2022	% of Total Revenue	Three Months Ended March 31, 2021	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$71,162	81%	$4,604	82%
Product revenues	16,501	19%	986	18%
Total revenues	87,663	100%	5,590	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	62,667	71%	7,484	134%
Cost of products	14,652	17%	1,295	23%
Administrative	3,833	4%	3,844	69%
Salary, benefits and payroll taxes	8,727	10%	7,652	137%
Amortization of intangible assets	4,206	5%	4,206	75%
Total cost of revenues and operating expenses	94,085	107%	24,481	438%
Loss from operations	(6,422)	-7%	(18,891)	-338%
OTHER EXPENSE, NET:
Interest expense	(3,407)	-4%	(3,351)	-60%
Change in fair value of warrant liabilities	3,400	4%	(23,300)	-417%
Total other expense, net	(7)	-0%	(26,651)	-477%
Loss before income tax (benefit) expense	(6,429)	-7%	(45,542)	-815%
INCOME TAX (BENEFIT) EXPENSE	(113)	0%	26	0%
NET LOSS	$(6,316)	-7%	$(45,568)	-815%
NET LOSS PER VOTING AND NON-VOTING SHARE
Basic and diluted	$(0.07)		$(0.52)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	92,204		87,121

Comparison of Results for the three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenues. Revenues for the three months ended March 31, 2022 and 2021 were $87.7 million and $5.6 million, respectively. The three months ended March 31, 2022 revenues were derived primarily from our 127 health and wellness centers onboard ships having resumed voyages and our 48 open and operating destination resort health and wealth centers. Revenues for the three months ended March 31, 2021 were negatively impacted by the COVID-19 pandemic and the resulting March 14, 2020 No Sail Order, with revenues derived primarily from the 47 destination resort spas that were open during the quarter and e-commerce product sales through the Company’s timetospa.com website.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service Revenues for the three months ended March 31, 2022 were $71.2 million, an increase of $66.6 million, or 1,446%, compared to $4.6 million for the three months ended March 31, 2021.
•
Product revenues. Product Revenues for the three months ended March 31, 2022 were $16.5 million, an increase of $15.5 million, or 1,574%, compared to $1.0 million for the three months ended March 31, 2021.

Cost of services. Cost of services for the three months ended March 31, 2022 were $62.7 million, an increase of $55.2 million or 737%, compared to $7.5 million for the three months ended March 31, 2021. The increase was primarily attributable to costs associated with increased service revenues of $66.6 million in the quarter from our operating health and wellness centers at sea and on land and increased costs related to the resumption of operations at our health and wellness centers at sea and on land.

Cost of products. Cost of products for the three months ended March 31, 2022 were $14.7 million, an increase of $13.4 million or 1,031%, compared to $1.3 million for the three months ended March 31, 2021. The increase was primarily attributable to costs associated with increased product revenues of $15.5 million in the quarter from our operating health and wellness centers at sea and on land.

Administrative. Administrative expenses for both the three months ended March 31, 2022 and 2021 were $3.8 million.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the three months ended March 31, 2022 were $8.7 million, an increase of $1.1 million or 14%, compared to $7.7 million for the three months ended March 31, 2021. The increase was primarily attributable to the measured increase in Corporate head count to account for the return to sailing and lower Corporate salaries in the three months ended March 31, 2021 due to salary reductions and lower headcount which was put in place due to the COVID-19 pandemic.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2022 and 2021 were both $4.2 million.

Other expense, net. Other expense, net includes interest expense and changes in the fair value of the warrant liabilities. Other expense, net for the three months ended March 31, 2022 was $7 thousand, an increase of $26.6 million or 100%, compared to $26.7 million for the three months ended March 31, 2021. The decrease was primarily attributable to the change in fair value of the outstanding warrants for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change in fair value of the outstanding warrants during the three months ended March 31, 2022 was a gain of $3.4 million compared to a loss of $23.3 million during the three months ended March 31, 2021. The change in fair value of warrants liabilities is the result of changes in market prices deriving the value of the financial instruments.

Income tax (benefit) expense. Income tax (benefit) expense for the three months ended March 31, 2022 was a benefit of ($0.1) million, a decrease of $0.1 million or 535%, compared to a expense of $0.03 million for the three months ended March 31, 2021.

Net loss. Net loss for the three months ended March 31, 2022 was $6.3 million, a decrease of $39.3 million or 86%, compared to $45.6 million for the three months ended March 31, 2021. The improvement in the first quarter of 2022 was primarily a result of the $12.5 million reduction in loss from operations derived from our 127 health and wellness centers onboard ships having resumed voyages and the change in the fair value of warrant liabilities. The change in fair value of the outstanding warrants during the three months ended March 31, 2022 was a gain of $3.4 million compared to a loss of $23.3 million during the three months ended March 31, 2021. The change in fair value of warrant liabilities is the result of changes in market prices deriving the value of the financial instruments.

Liquidity and Capital Resources

Overview

Due to the impact of COVID-19, we have taken prudently aggressive actions to increase our financial flexibility. We have increased financial flexibility by securing and reallocating capital resources, including: (i) eliminating all non-essential operating and capital expenditures, (ii) withdrawing the Company dividend program until further notice, (iii) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors, (iv) the completion of the 2020 Private Placement on June 12, 2020; (v) borrowing $7 million, net, on our revolving credit facility, leaving $13 million available and undrawn; and (vi) entering into an agreement to allow for the Company to operate its ATM Program, which permits the Company to sell, from time to time, common shares up to an aggregate offering price of $50.0 million. We have historically funded our operations with cash flow from operations, except prior to March 19, 2019 with respect to certain expenses and operating costs that had been paid prior to the 2019 Business Combination by Steiner Leisure on our behalf, and, when needed, with borrowings under our credit facility. Steiner Leisure has paid on our behalf expenses associated with the allocation of Parent corporate overhead and costs associated with the purchase of products from related parties and forgiven by Steiner Leisure. Historical operating cash flows exclude OSW Predecessor’s expenses and operating costs paid by Steiner Leisure on our behalf. Consequently, our combined historical cash flows may not be indicative of cash flows had we been a separate stand-alone entity, or of our future cash flows.

Our principal uses for liquidity have been debt service and working capital. We expect that as our cruise line partners continue resuming operations, we will have increased costs related to redeployment of employees to sailing locations and other costs associated with resuming our operations.

Taking into account the costs described above and our current resources, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the three months ended March 31, 2022 and the three months ended March 31, 2021.

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net loss	$(6,316)	$(45,568)
Depreciation and amortization	5,477	5,882
Amortization of deferred financing costs	257	257
Change in fair value of warrant liabilities	(3,400)	23,300
Stock-based compensation	3,286	3,631
Provision for doubtful accounts	—	10
Loss from write-offs of property and equipment	10	156
Change in working capital	125	3,274
Net cash used in operating activities	(561)	(9,058)
Capital expenditures	(919)	(367)
Net cash used in investing activities	(919)	(367)
Proceeds from At-the Market Equity Offering, net of issuance costs paid	—	18,550
Proceeds from exercise of public warrants	55	—
Repayment on term loan facilities	(212)	—
Net cash (used in) provided by financing activities	(157)	18,550
Effect of exchange rates	(246)	146
Net (decrease) increase in cash and cash equivalents and restricted cash	$(1,883)	$9,271

Comparison of Results for the three months ended March 31, 2022 and 2021

Operating activities. Our net cash used in operating activities for the three months ended March 31, 2022 and 2021, were $(0.6) million and $(9.1) million, respectively. The three months ended March 31, 2022 net operating cash flows were significantly impacted by the ongoing resumption of our health and wellness operation onboard vessels and in destination resorts. In the three months ended March 31, 2021, the Company incurred a cash deficit as it had immaterial revenues from operations onboard cruise ships due to the COVID-19 pandemic, while still incurring operating expenses.

Investing activities. Our net cash used in investing activities for the three months ended March 31, 2022 and 2021 were $(0.9) million and $(0.4) million, respectively.

Financing activities. Our net cash (used in) provided by financing activities for the three months ended March 31, 2022 and 2021 were $(0.2) million and $18.6 million, respectively. For the three months ended March 31, 2022, the Company repaid $0.2 million on the first lien loan term facility and received proceeds from the exercise of public warrants of $0.05 million. For the three months ended March 31, 2021, the Company sold 1.7 million common shares under the ATM program resulting in $18.5 million in net proceeds.

Seasonality

A significant portion of our revenues are generated onboard cruise ships. Certain cruise lines, and, as a result, we have experienced varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields for us. Further, cruises and destination resorts have been negatively affected by the frequency and intensity of hurricanes. The negative impact of hurricanes in the Northern Hemisphere is highest during peak hurricane season from August to October. However, as a result of the COVID-19 pandemic, we experienced low revenue yields in the first quarter of 2022 and 2021.

Contractual Obligations

As of March 31, 2022, our future contractual obligations have not changed significantly from the amounts included within our 2021 10-K.

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

Our critical accounting policies are included in our 2021 10-K. We believe that there have been no significant changes during the three months ended March 31, 2022 to the critical accounting policies disclosed in our 2021 10-K.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements described in our 2021 10-K, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation, global health epidemics/pandemics and customer preferences. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent. Such a slowdown could adversely affect our results of operations and financial condition. The COVID-19 pandemic has negatively impacted our business, operations, results of operations and financial condition in 2022 and 2021. Recurrence of the more severe aspects of the recent adverse economic conditions, including a further escalation of the COVID-19 outbreak, as well as periods of fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

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

Such forward-looking statements include, but are not limited to, statements regarding:

•
the impact of COVID-19 on the industries in which the Company operates and the Company’s business, operations, and financial condition, including cash flows and liquidity;
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
•
other risks and uncertainties indicated in our 2021 10-K, including those set forth under the section entitled “Risk Factors”; and
•
other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These risks and other risks are detailed in our 2021 10-K filed with the Securities and Exchange Commission. That report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these risks. For a discussion of the risks involved in our business and investing in our common shares, see the section entitled “Risk Factors” in our 2021 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 2021 10-K, Part II, Item 1A. “Risk Factors”. However, the risks and uncertainties that we face are not limited to those set forth in the 2021 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the uncertainties associated with the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to our business, results of operations and financial condition, including liquidity.

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

Dated: May 6, 2022

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer