Form 10-Q
period 2022-06-30
ONESPAWORLD HOLDINGS Ltd
filed 2022-08-03
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2022

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

As of June 30, 2022, the registrant had 78,709,037 voting shares and 13,421,914 non-voting shares of common stock issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,990	$30,937
Restricted cash	1,896	1,896
Accounts receivable, net	31,791	19,480
Inventories, net	33,595	29,483
Prepaid expenses	5,887	6,574
Other current assets	3,054	577
Total current assets	108,213	88,947
Property and equipment, net	13,813	14,107
Intangible assets, net	573,879	582,290
OTHER ASSETS:
Deferred tax asset	—	70
Other non-current assets	4,912	3,454
Total other assets	4,912	3,524
Total assets	$700,817	$688,868
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$27,170	$15,846
Accrued expenses	36,411	32,232
Current portion of long-term debt	2,085	1,776
Other current liabilities	925	2,011
Total current liabilities	66,591	51,865
Deferred rent	381	341
Income tax contingency	4,013	4,129
Warrant liabilities	45,400	107,300
Other long-term liabilities	2,493	2,646
Long-term debt, net	228,154	228,683
Total liabilities	347,032	394,964
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 78,709,037 issued and outstanding at June 30, 2022 and 78,422,887 shares issued and outstanding at December 31, 2021	8	8
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 13,421,914 shares issued and outstanding, at both June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	693,840	687,660
Accumulated deficit	(342,190)	(391,768)
Accumulated other comprehensive income (loss)	2,126	(1,997)
Total shareholders' equity	353,785	293,904
Total liabilities and shareholders' equity	$700,817	$688,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Service revenues	$103,616	$7,648	$174,778	$12,252
Product revenues	23,766	1,507	40,267	2,493
Total revenues	127,382	9,155	215,045	14,745
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	87,019	9,561	149,686	17,045
Cost of products	23,278	1,504	37,930	2,799
Administrative	3,861	4,862	7,694	8,706
Salary, benefits and payroll taxes	7,994	5,988	16,721	13,640
Amortization of intangible assets	4,206	4,206	8,412	8,412
Total cost of revenues and operating expenses	126,358	26,121	220,443	50,602
Income (loss) from operations	1,024	(16,966)	(5,398)	(35,857)
OTHER INCOME (EXPENSE), NET:
Interest expense	(3,544)	(3,412)	(6,951)	(6,763)
Change in fair value of warrant liabilities	58,500	20,700	61,900	(2,600)
Total other income (expense), net	54,956	17,288	54,949	(9,363)
Income (loss) before income tax expense (benefit)	55,980	322	49,551	(45,220)
INCOME TAX EXPENSE (BENEFIT)	86	17	(27)	43
NET INCOME (LOSS)	$55,894	$305	$49,578	$(45,263)
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE
Basic	$0.61	$0.00	$0.54	$(0.51)
Diluted	$0.46	$(0.04)	$0.39	$(0.51)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	92,352	90,563	92,278	88,903
Diluted	94,798	92,932	94,864	88,903

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2021	2021
Net income (loss)	$55,894	$305	$49,578	$(45,263)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(373)	2	(615)	114
Cash flows hedges:
Net unrealized gain (loss) on derivative	899	(194)	4,142	705
Amount realized and reclassified into earnings	199	487	596	980
Total other comprehensive income (loss) net of tax	725	295	4,123	1,799
Total comprehensive income (loss)	$56,619	$600	$53,701	$(43,464)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

			Three Months Ended June 30, 2022
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, March 31, 2022	78,709	13,422	$9	$691,001	$1,401	$(398,084)	$294,327
Net income	—	—	—	—	—	55,894	55,894
Stock-based compensation	—	—	—	2,835	—	—	2,835
Foreign currency translation adjustment	—	—	—	—	(373)	—	(373)
Proceeds from 2021 exercise of public warrants	—	—	—	4	—	—	4
Unrecognized gain on derivatives	—	—	—	—	1,098	—	1,098
BALANCE, June 30, 2022	78,709	13,422	$9	$693,840	$2,126	$(342,190)	$353,785

			Six Months Ended June 30, 2022
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2021	78,423	13,422	$9	$687,660	$(1,997)	$(391,768)	$293,904
Net income	—	—	—	—	—	49,578	49,578
Stock-based compensation	—	—	—	6,121	—	—	6,121
Foreign currency translation adjustment	—	—	—	—	(615)	—	(615)
Unrecognized gain on derivatives	—	—	—	—	4,738	—	4,738
Proceeds from 2021 exercise of public warrants	—	—	—	59	—	—	59
Common shares issued under equity incentive plan	286	—	—	—	—	—	—
BALANCE, June 30, 2022	78,709	13,422	$9	$693,840	$2,126	$(342,190)	$353,785

			Three Months Ended June 30, 2021
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ equity
BALANCE, March 31, 2021	73,282	17,186	$9	$671,646	$(3,971)	$(368,814)	$298,870
Net income	—	—	—	—	—	305	305
Stock-based compensation	—	—	—	1,729	—	—	1,729
Foreign currency translation adjustment	—	—	—	—	2	—	2
Unrecognized gain on derivatives	—	—	—	—	293	—	293
Common shares issued under equity incentive plan	8	—	—	—	—	—	—
BALANCE, June 30, 2021	73,290	17,186	$9	$673,375	$(3,676)	$(368,509)	$301,199

			Six Months Ended June 30, 2021
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2020	69,292	17,186	$9	$649,540	$(5,475)	$(323,246)	$320,828
Net loss	—	—	—	—	—	(45,263)	(45,263)
Stock-based compensation	—	—	—	5,360	—	—	5,360
Foreign currency translation adjustment	—	—	—	—	114	—	114
Unrecognized gain on derivatives	—	—	—	—	1,685	—	1,685
At-The Market Equity Offering, net of issuance cost	1,712	—	—	18,475	—	—	18,475
Common shares issued under equity incentive plan	681	—	—	—	—	—	—
Conversion of deferred shares into common shares	1,600	—	—	—	—	—	—
Conversion of public warrants into common shares	5	—	—	—	—	—	—
BALANCE, June 30, 2021	73,290	17,186	$9	$673,375	$(3,676)	$(368,509)	$301,199

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,578		$(45,263)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,717		11,370
Amortization of deferred financing costs	514		513
Change in fair value of warrant liabilities	(61,900)		2,600
Stock-based compensation	6,121		5,360
Provision for doubtful accounts	3		81
Loss from write-offs of property and equipment	10		156
Deferred income taxes	70		—
Changes in:
Accounts receivable, net	(12,314)		(1,225)
Inventories, net	(4,112)		541
Prepaid expenses	687		(497)
Other current assets	(903)		593
Other non-current assets	382		156
Accounts payable	11,324		(1,066)
Accrued expenses	4,179		7,077
Other current liabilities	41		(123)
Income tax contingency	(116)		—
Deferred rent	40		53
Other long-term liabilities	44		—
Net cash provided by (used in) operating activities	4,365		(19,674)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,025)		(677)
Net cash used in investing activities	(2,025)	—	(677)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from At-the Market Equity Offering, net of issuance costs paid	—		18,550
Proceeds from exercise of public warrants	59		—
Repayment on term loan facilities	(734)		—
Net cash (used in) provided by financing activities	(675)		18,550
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(612)		148
Net increase (decrease) in cash, cash equivalents and restricted cash	1,053		(1,653)
Cash, cash equivalents and restricted cash, Beginning of period	32,833		43,448
Cash, cash equivalents and restricted cash, End of period	$33,886		$41,795

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$265	$29
Interest	$6,842	$6,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

1. ORGANIZATION

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “us,” or “our”) is an international business company incorporated under the laws of the Commonwealth of The Bahamas. OneSpaWorld is a global provider and innovator in the fields of health and wellness, fitness and beauty. In facilities on cruise ships and in land-based resorts, the Company strives to create a relaxing and therapeutic environment where guests can receive health and wellness, fitness and beauty services and experiences of the highest quality. The Company’s services include traditional and alternative massage, body and skin treatments, fitness, acupuncture, and medi-spa treatments. The Company also sells premium quality health and wellness, fitness and beauty products at its facilities and through its timetospa.com website. The predominant business, based on revenues, is sales of services and products on cruise ships and in land-based resorts, followed by sales of products through the timetospa.com website.

Impact of Coronavirus (COVID-19) – Liquidity and Management’s Plans

In the face of the global impact of COVID-19, our cruise line partners paused their guest cruise operations and the majority of our land based destination resort spas temporarily closed in mid-March 2020. As of June 30, 2022, our health and wellness centers on 167 ships of our cruise line partners and in 48 land based destination resort spas were operating as part of our ongoing return to service. The extent of the effects of COVID-19 on our business are uncertain and will depend on future developments, including, but not limited to, the duration and continued severity of COVID-19 and the emergence of new COVID-19 variants. The ongoing effects of COVID-19 have had, and will continue to have, a material negative impact on our financial results and liquidity; however, our results experienced significant recovery during the three and six months ended June 30, 2022 when compared to the prior year periods, which drove positive net operating cash flows generation for the first period since the onset of COVID-19.

The estimation of our future liquidity requirements includes numerous assumptions that are subject to various risks and uncertainties. We cannot make assurances that our assumptions used to estimate our liquidity requirements will be realized as assumed or may not change because of the unprecedented environment we are experiencing due to COVID-19. We believe that we have made reasonable estimates and judgments of the impact of COVID-19 within our financial statements, however, there may be material changes to those estimates and judgments in future periods. We have implemented a number of proactive measures to mitigate the financial and operational impacts of COVID-19, including completing a private placement of equity securities and various capital market transactions, reduction of capital expenditures and operating expenses, borrowing on our first lien revolving facility, deferring payment of dividends declared and the suspension of our dividend program. To the extent necessary, we will pursue all appropriate actions to optimize our liquidity.

Based on the actions the Company has taken as described above, and our assumptions regarding the impact of COVID-19, our current resources, our current operations, and the expected performance of our health and wellness center operations onboard vessels and in destination resorts, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next 12 months and comply with all debt covenants as required by our debt agreements. Management cannot predict the magnitude and duration of the negative impact from the COVID-19 pandemic; new events beyond management’s control may have an incrementally material adverse impact on the Company’s results of operations, financial position and liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted or condensed pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows of our interim periods are not necessarily indicative of the results of operations or cash flows that may be expected for the entire fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Actual results could differ from those estimates. The accompanying unaudited condensed consolidated financial statements includes the condensed consolidated balance sheet and statement of operations, comprehensive income (loss), changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of June 30, 2022 and 2021 to the total amount presented in our condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Balance as of June 30,
	2022	2021
Cash and cash equivalents	$31,990	$39,899
Restricted cash	1,896	1,896
Total cash and restricted cash in the condensed consolidated statement of cash flows	$33,886	$41,795

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periodcan. Diluted earnings per share is computed by dividing net income (loss) adjusted for the change in fair value of warrant liabilities, if the impact is dilutive, by the weighted average number of diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares, and contingently issuable shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, if their effect is anti-dilutive.

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

The following table provides details underlying OneSpaWorld’s income (loss) per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021 (a)
Numerator:
Net income (loss)	$55,894	$305	$49,578	$(45,263)
Less change in fair value of in-the-money warrant liabilities	(12,400)	(4,000)	(12,200)	—
Net income (loss), adjusted for change in fair value of warrants for diluted earnings per share	$43,494	$(3,695)	$37,378	$(45,263)
Denominator:
Weighted average shares outstanding – Basic	92,352	90,563	92,278	88,903
Dilutive effect of 2020 PIPE Warrants	1,895	2,369	2,043	—
Dilutive effect of stock-based awards	551	—	543	—
Diluted	94,798	92,932	94,864	88,903
Net Income (loss) per voting and non-voting share:
Basic	$0.61	$0.00	$0.54	$(0.51)
Diluted	$0.46	$(0.04)	$0.39	$(0.51)

(a) Potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a an adjusted net loss in this period and the effect of the change in the fair value of warrants was antidilutive. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to stock options, restricted share units and warrants.

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sponsor Warrants	8,000	8,000	8,000	8,000
Public Warrants	16,145	16,145	16,145	16,147
2020 PIPE Warrants	—	—	—	5,000
Deferred shares	—	—	—	778
Employee stock options	—	3,434	—	3,902
Restricted stock units	49	1,720	49	1,734
Performance stock units	—	534	—	707
	24,194	29,833	24,194	36,268

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update requires lessees to recognize for all leases with a term of 12 months or more at the commencement date: (a) a lease liability or a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (b) a right-of-use asset or a lessee’s right to use or control the use of a specified asset for the lease term. Under the update, lessor accounting remains largely unchanged. The update requires a modified retrospective transition approach for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements and do not require any transition accounting for leases that expire before the earliest comparative period presented. In June 2020, the FASB issued guidance (ASU 2020-05) that defers the effective dates of the lease standard (ASU 2016-02) for entities that have not yet issued financial statements adopting the standard. The update is effective retrospectively for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. We intend to elect the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company continues to evaluate the effect that the update will have on the Company’s consolidated financial statements. The Company is completing its initial scoping review, which includes finalizing the population of leases to be recorded on the consolidated balance sheet with corresponding lease obligation and right of use asset, as well as the implementation of a new lease accounting system. The Company expects that the update will have a material effect on our consolidated balance sheets due to the recognition of operating lease assets and operating lease liabilities primarily related to the destination resort agreements and office space, which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The Company is currently assessing the expected impact of the future adoption of this guidance.

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

3. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of June 30, 2022 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(50,940)	$553,760	39
Destination resort agreements	17,900	(3,883)	14,017	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(398)	602	8
	$629,800	$(55,921)	$573,879

The following is a summary of the Company’s intangible assets as of December 31, 2021 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(43,187)	$561,513	39
Destination resort agreements	17,900	(3,287)	14,613	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(336)	664	8
	$629,800	$(47,510)	$582,290

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended June 30, 2022 and 2021 was $4.2 million for each period, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $8.4 million for each period, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2022.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	June 30, 2022	December 31, 2021	Maturities Through	June 30, 2022	December 31, 2021
First lien term loan facility	5.2%	4.0%	2026	$201,723	$202,457
Second lien term loan facility	8.7%	7.6%	2027	25,000	25,000
First lien revolving facility	5.0%	4.0%	2024	7,000	7,000
Total debt				$233,723	$234,457
Less: unamortized debt issuance cost				(3,484)	(3,998)
Total debt, net of unamortized debt issuance cost				$230,239	$230,459
Less: current portion of long-term debt				(2,085)	(1,776)
Long-term debt, net				$228,154	$228,683

The following are scheduled principal repayments on long-term debt as of June 30, 2022 for each of the next five years (in thousands):

Year	Amount
2022	$1,042
2023	2,085
2024	9,085
2025	2,085
2026	2,085
Thereafter	217,341
Total	$233,723

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

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all of the covenants contained in the New Credit Facilities.

If we do not comply with these covenants, we would have to seek amendments to these covenants from our lenders or evaluate the options to cure the defaults contained in the credit agreements. However, no assurances can be made that such amendments would be approved by our lenders. If an event of default occurs, the lenders under the New Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be taken by a secured creditor, subject to customary inter creditor provisions among the first and second lien secured parties, which would have a material adverse impact to our operations and liquidity.

Borrowing Capacity:

As of June 30, 2022, our available borrowing capacity under the First Lien Revolving Facility was $13 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
First Lien Revolving Facility	$20,000	$7,000

5. WARRANT LIABILITIES

Sponsor Warrants

As of June 30, 2022 and December 31, 2021, eight million Sponsor Warrants were issued and outstanding.

Public Warrants

As of June 30, 2022 and December 31, 2021, 16,145,279 Public Warrants were issued and outstanding.

2020 PIPE Warrants

As of June 30, 2022 and December 31, 2021, five million 2020 PIPE Warrants were issued and outstanding.

6. STOCK-BASED COMPENSATION

On February 22, 2022, the Company granted 189,640 time-based restricted share units (“RSUs”) to certain executive officers, of which one-third vested on March 7, 2022 and two-thirds are scheduled to vest on December 5, 2022.

The share-based compensation expense for the three months ended June 30, 2022 and 2021 was $2.8 million and $1.7 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The share-based compensation expense for the six months ended June 30, 2022 and 2021 was $6.1 million and $5.4 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The following is a summary of RSUs activity for the six months ended June 30, 2022:

RSUs Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2021	1,498,045	$8.76
Granted	189,640	9.69
Vested	(109,818)	12.26
Non-Vested share units as of June 30, 2022	1,577,867	$8.63

The following is a summary of performance share units (“PSUs”) activity for the six months ended June 30, 2022:

PSUs Activity	Number of Performance-Based Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2021	786,971	$10.63
Vested	(176,332)	11.35
Non-Vested share units as of June 30, 2022	610,639	$10.42

7. REVENUE RECOGNITION

The Company's revenue generating activities include the following:

Service Revenues

Service revenues consist primarily of sales of health, wellness and beauty services, including a full range of massage treatments, facial treatments, nutritional/weight management consultations, teeth whitening, mindfulness services and medi-spa services to cruise ship passengers and destination resort guests. Each service or consultation represents a separate performance obligation and revenues are generally recognized immediately upon the completion of our service. Given the short duration of our performance obligation, although some services are recognized over time, there is no material difference in the timing of recognition across reporting periods.

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's condensed consolidated balance sheets and was $0.8 million and $0.7 million as of June 30, 2022 and December 31, 2021, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of June 30, 2022 and December 31, 2021.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of June 30, 2022, and December 31, 2021, our receivables from contracts with customers were $31.8 million and $19.5 million, respectively and the increase as of June 30, 2022 when compared to December 31, 2021 reflects the impact of increased revenues during the second quarter of 2022 due to our ongoing resumption of our spa operations. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service revenues:
Maritime	$94,698	$958	$158,059	$1,114
Destination resorts	8,918	6,690	16,719	11,138
Total service revenues	103,616	7,648	174,778	12,252
Product revenues:
Maritime	22,472	358	37,636	453
Destination resorts	759	534	1,454	954
Timetospa.com	535	615	1,177	1,086
Total product revenues	23,766	1,507	40,267	2,493

Total revenues	$127,382	$9,155	$215,045	$14,745

8. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates facilities on cruise ships and in destination resort spas, which provide health and wellness services and sell beauty products onboard cruise ships and in destination resort spas. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer, who is the Company’s CODM, in determining how to allocate the Company’s resources and evaluate performance.

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
U.S.	$3,505	$4,555	$9,901	$7,376
Not connected to a country	118,753	1,315	195,545	1,567
Other countries	5,124	3,285	9,599	5,802
Total	$127,382	$9,155	$215,045	$14,745

	As of
	June 30, 2022	December 31, 2021
Property and equipment, net:
U.S.	$5,626	$5,951
Not connected to a country	6,871	6,298
Other countries	1,316	1,858
Total	$13,813	$14,107

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income by component for the six months ended June 30, 2022 and 2021, respectively (in thousands):

	Accumulated Other Comprehensive (Loss) Income for the Six Months Ended June 30, 2022			Accumulated Other Comprehensive (Loss) Income for the Six Months Ended June 30, 2021
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, beginning of period	$(673)	$(1,324)	$(1,997)	$(560)	$(4,915)	$(5,475)
Current period other comprehensive (loss) income before reclassifications	(615)	4,142	3,527	114	705	819
Amounts reclassified into earnings	-	596	596	-	980	980
Net current period other comprehensive (loss) income	(615)	4,738	4,123	114	1,685	1,799
Accumulated other comprehensive (loss) income, end of period	$(1,288)	$3,414	$2,126	$(446)	$(3,230)	$(3,676)
(1)
See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at June 30, 2022 and December 31, 2021 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at June 30, 2022 and December 31, 2021 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of June 30, 2022 and December 31, 2021 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$31,990	$31,990	$30,937	$30,937
Restricted Cash	1,896	1,896	1,896	1,896
Total cash	$33,886	$33,886	$32,833	$32,833
First lien term loan facility	$201,723	$184,370	$202,457	$198,580
Second lien term loan facility	25,000	21,990	25,000	23,570
First lien revolving facility	7,000	6,710	7,000	6,890
Total debt (a)	$233,723	$213,070	$234,457	$229,040

(a) The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2022				Fair Value Measurements at December 31, 2021
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$1,574	$-	$1,574	$-	$-	$-	$-	$-
Derivative financial instruments (1)	Other non-current assets	1,840	-	1,840	-	-	-	-	-
Total Assets		$3,414	$-	$3,414	$-	$-	$-	$-	$-
Liabilities:
Derivative financial instruments (1)	Other current liabilities	$-	$-	$-	$-	$1,126	$-	$1,126	$-
Warrants	Warrant liabilities	45,400	-	45,400		107,300	-	107,300	-
Derivative financial instruments (1)	Other long term liabilities	-	-		-	197	-	197	-
Total liabilities		$45,400	$-	$45,400	$-	$108,623	$-	$108,623	$-

(1)
Consists of an interest rate swap.

Warrants

Public and 2020 PIPE Warrants

The fair value of the Public and 2020 PIPE Warrants are considered a Level 2 valuation and are determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	June 30, 2022		December 31, 2021
	Public Warrants	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants
Stock price	$7.17	$7.17	$10.02	$10.02
Strike price	$11.50	$5.75	$11.50	$5.75
Remaining life (in years)	1.72	2.95	2.22	3.45
Volatility	59%	59%	68%	68%
Interest rate	2.87%	2.96%	0.78%	1.03%
Redemption price	$18.00	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Sholes model. The significant assumptions which the Company used in the model are:

	June 30, 2022	December 31, 2021
Stock price	$7.17	$10.02
Strike price	$11.50	$11.50
Remaining life (in years)	1.72	2.22
Volatility	59%	68%
Interest rate	2.87%	0.80%
Dividend yield	0.0%	0.0%

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of June 30, 2022 and December 31, 2021, the notional amount is $115.3 million and $127.7 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $1.6 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain (losses) recognized in accumulated other comprehensive (loss) income	$899	$(194)	$4,142	$705

Gains reclassified from accumulated other comprehensive (loss) income to interest expense	$199	$487	$596	$980

11. INCOME TAXES

For the three and six months ended June 30, 2022, the Company recorded an income tax expense of $0.086 million and a benefit of $0.027 million, respectively. For the three and six months ended June 30, 2021, the Company recorded an income tax expense of $0.017 million and $0.043 million, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to the change in valuation allowance, foreign rate differential, including income earned in jurisdictions not subject to income taxes, and withholding taxes due in various jurisdictions. For the three and six months ended June 30, 2022, the Company recognized a discrete tax benefit of $0.1 million as a result of the filing of an amended return during the first quarter of 2022, which is expected to result in a federal income tax refund. Further, the Company recorded a discrete tax expense of $0.1 million for the three and six months ended June 30, 2022 related to a true-up to its deferred taxes.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority regarding the application of the value added tax (“VAT”) law on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019 (the “Business Combination”). The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter as of June 30, 2022 and December 31, 2021, and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

13. SUBSEQUENT EVENTS

On August 1, 2022, the Company exercised its right to terminate its At-The-Market Equity Offering Sales Agreement (the “Agreement”) entered into on December 7, 2020 with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company had the right to offer and sell, from time to time, through the Sales Agent, its common shares, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million (the “ATM Program”). As of June 30, 2022, shares representing approximately $10 million remained available for sale under the Agreement. The termination is effective as of August 1, 2022. Prior to the termination of the Agreement, the Company sold a total of 3.9 million common shares through the ATM Program. No sales of common shares by the Company under the ATM Program had occurred subsequent to October 2021.

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

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Our highly trained and experienced staff offered guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard cruise ships and at destination resorts globally. We are the market leader at more than 10x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform, as well as decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay.

At our core, we are a global services company. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of our cruise line and destination resort partners’ overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations. We have consistently expanded our onboard offerings with innovative and leading-edge service and product introductions, and developed the powerful back-end recruiting, training and logistics platforms to manage our operational complexity, maintain our industry-leading quality standards, and maximize revenue and profitability per center. The combination of our renowned recruiting and training platform, deep proprietary labor pool, global logistics and supply chain infrastructure, and proven health and wellness center and revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate.

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew almost all of our cruise line agreements that expired or were scheduled to expire. In August 2021, we extended our current agreement with Azamara through May 2026.

In response to the COVID-19 pandemic, the U.S. Centers for Disease Control and Prevention (“CDC”) have taken various measures intended to manage risks associated with the pandemic, including, most recently, publishing a voluntary COVID-19 Program for Cruise Ships, with which virtually all cruise lines, including all of the Company’s cruise line partners, had agreed to voluntarily participate. As of July 18, 2022, the COVID-19 Program for Cruise Ships is no longer in effect. The CDC has published new guidance for cruise ships on the mitigation and management of COVID-19, and will periodically reevaluate and update this guidance as needed. Cruise ship operators are encouraged to develop and maintain their own COVID-19 response plans to prevent and mitigate introduction and onboard transmission of COVID-19.

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
•
Destination Resort Count. The number of destination resorts, both on average during the period and at period end, in which we operate health and wellness centers. This is a key metric that impacts revenue and profitability.
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

The Company is not reporting the financial indicators above due to the effect of COVID-19 on its business, as the comparison of these key performance indicators for the three and six months ended June 30, 2022 is not meaningful.

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

Cost of products. Cost of products consists primarily of the cost of products sold through our various methods of distribution, an allocable portion of wages paid to shipboard employees and an allocable portion of payments to cruise lines and destination resort partners (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both). Cost of products has historically been highly variable; increases and decreases in cost of products are primarily attributable to a corresponding increase or decrease in product revenues and includes impairment of inventories. Cost of products has tended to remain consistent as a percentage of product revenues.

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
•
Innovation and expansion of value-added services and products across modalities in existing and planned health and wellness centers. We continue to innovate and expand our higher value added and higher price point offerings in existing and planned health and wellness centers. We have introduced premium medi-spa services, including Thermage FLX®, CoolSculpting®, truSculpt™ and microneedling, along with precision health therapies, including micronutrient IV Infusions. We have also launched Hyperice™ percussion and vibration body care services and products in selected onboard health and wellness centers, resulting in higher guest spending.
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
•
Collaboration with cruise line partners, including targeted marketing and promotion initiatives, as well as implementation of proprietary technologies to increase center utilization via pre-booking and pre-payment. We are directly marketing and distributing promotions to onboard passengers as a result of enhanced collaboration with select cruise line partners. We also are implementing our proprietary pre-booking and pre-payment technology platforms that interface with our cruise line partners’ pre-cruise planning systems. These areas of increased collaboration with cruise line partners are resulting in higher revenue generation across our health and wellness centers.
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

Results of Operations

Our results of operations for the three months ended June 30, 2021 were materially adversely impacted by COVID-19. We believe this should be taken into consideration when comparing the results for the three months ended June 30, 2021 to the results for the three months ended June 30, 2022.

	Three Months Ended June 30, 2022	% of Total Revenue	Three Months Ended June 30, 2021	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$103,616	81%	$7,648	84%
Product revenues	23,766	19%	1,507	16%
Total revenues	127,382	100%	9,155	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	87,019	68%	9,561	104%
Cost of products	23,278	18%	1,504	16%
Administrative	3,861	3%	4,862	53%
Salary, benefits and payroll taxes	7,994	6%	5,988	65%
Amortization of intangible assets	4,206	3%	4,206	46%
Total cost of revenues and operating expenses	126,358	99%	26,121	285%
Income (loss) from operations	1,024	1%	(16,966)	-185%
OTHER INCOME (EXPENSE), NET:
Interest expense	(3,544)	-3%	(3,412)	-37%
Change in fair value of warrant liabilities	58,500	46%	20,700	226%
Total other income (expense), net	54,956	43%	17,288	189%
Income (loss) before income tax expense (benefit)	55,980	44%	322	4%
INCOME TAX EXPENSE (BENEFIT)	86	0%	17	0%
NET INCOME (LOSS)	$55,894	44%	$305	3%
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE:
Basic	$0.61		$0.00
Diluted (1)	$0.46		$(0.04)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	92,352		90,563
Diluted	94,798		92,932

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the three months ended June 30, 2022 compared to three months ended June 30, 2021

The results of operations in the second quarter of 2022 continue to recover from the material adverse impacts of COVID-19, which at its peak resulted in the cessation of operations of all of the Company’s health and wellness centers on board cruise ships and the closing of or substantial restrictions imposed on the operation of substantially all our health and wellness centers at destination resort spas at the end of first quarter 2020. As of June 30, 2022, our operations have resumed on 167 cruise ships and in 48 destination resort spas, as compared to 14 cruise ships and 42 destination resort spas as of June 30, 2021. Accordingly, we believe that the comparison of these results to the three months ended June 30, 2021 is not meaningful.

Revenues. Revenues for the three months ended June 30, 2022 and 2021 were $127.4 million and $9.2 million, respectively. The revenues generated in the three months ended June 30, 2022 were derived primarily from our 167 health and wellness centers onboard ships having resumed voyages and our 48 open and operating health and wellness centers in destination resort spas. The three months ended June 30, 2021 revenues were primarily related to the 14 cruise ships and 42 destination resort spas that were open during the quarter and e-commerce product sales through the Company’s timetospa.com website.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended June 30, 2022 were $103.6 million, an increase of $96.0 million, or 1,255%, compared to $7.6 million for the three months ended June 30, 2021.
•
Product revenues. Product revenues for the three months ended June 30, 2022 were $23.8 million, an increase of $22.3 million, or 1,477%, compared to $1.5 million for the three months ended June 30, 2021.

Cost of services. Cost of services for the three months ended June 30, 2022 were $87.0 million, an increase of $77.4 million, or 810%, compared to $9.6 million for the three months ended June 30, 2021. The increase was primarily attributable to costs associated with increased service revenues of $96.0 million in the quarter from our operating health and wellness centers at sea and on land, compared with service revenue of $7.6 million in the second quarter of 2021, and increased costs related to the resumption of operations at our health and wellness centers at sea during the quarter.

Cost of products. Cost of products for the three months ended June 30, 2022 were $23.3 million, an increase of $21.8 million, or 1,448%, compared to $1.5 million for the three months ended June 30, 2021. The increase was primarily attributable to costs associated with increased product revenues of $22.3 million in the quarter from our operating health and wellness centers at sea and on land, compared to product revenue of $1.5 million in the second quarter of 2021.

Administrative. Administrative expenses for the three months ended June 30, 2022 were $3.9 million, a decrease of $1.0 million, or 21%, compared to $4.9 million for the three months ended June 30, 2021. The decrease was primarily attributable to higher costs in the three months ended June 30, 2021 in connection to professional services provided for the valuation of warrant liabilities accounting of $0.5 million, an allowance for accounts receivable of $0.2 million, and a $0.2 million accrual in connection with a formal assessment by a foreign tax authority regarding the application of the VAT law on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the Business Combination.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the three months ended June 30, 2022 were $8.0 million, an increase of $2.0 million, or 34%, compared to $6.0 million for the three months ended June 30, 2021. The increase was primarily attributable to the measured increase in corporate head count to account for the return to sailing and lower corporate salaries in the three months ended June 30, 2021 due to salary reductions and lower headcount which were implemented due to the COVID-19 pandemic.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2022 and June 30, 2021 was $4.2 million in both periods.

Other income (expense), net. Other income (expense), net includes interest expense and change in the fair value of the warrant liabilities. Interest expense for the three months ended June 30, 2022 was $3.5 million, an increase of $0.1 thousand, or 4%, compared to $3.4 million for the three months ended June 30, 2021. The increase in other income (expense) was primarily attributable to the change in fair value of the outstanding warrants for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The change in fair value of the outstanding warrants during the three months ended June 30, 2022 was a gain of $58.5 million compared to a gain of $20.7 million during the three months ended June 30, 2021. The change in fair value of warrant liabilities is the result of changes in market prices deriving the value of the financial instruments.

Income tax expenses. Income tax expense for the three months ended June 30, 2022 was a expense of $86 thousand, an increase of $69 thousand, or 406%, compared to $17 thousand for the three months ended June 30, 2021.

Net income (loss). Net income for the three months ended June 30, 2022 was $55.9 million, an increase of $55.6 million, or 18,226%, compared to $0.3 million for the three months ended June 30, 2021. The improvement in the second quarter of 2022 was primarily a result of the $18.0 million change in income (loss) from operations derived from our 167 health and wellness centers onboard ships having resumed voyages and the change in the fair value of warrant liabilities. The change in fair value of the outstanding warrants during the three months ended June 30, 2022 was a gain of $58.5 million compared to a gain of $20.7 million during the three months ended June 30, 2021. The change in fair value of warrant liabilities is the result of changes in market prices deriving the value of the financial instruments.

	Consolidated
	Six Months Ended June 30, 2022	% of Total Revenue	Six Months Ended June 30, 2021	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$174,778	81%	$12,252	83%
Product revenues	40,267	19%	2,493	17%
Total revenues	215,045	100%	14,745	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	149,686	70%	17,045	116%
Cost of products	37,930	18%	2,799	19%
Administrative	7,694	4%	8,706	59%
Salary and payroll taxes	16,721	8%	13,640	93%
Amortization of intangible assets	8,412	4%	8,412	57%
Total cost of revenues and operating expenses	220,443	103%	50,602	343%
Loss from operations	(5,398)	-3%	(35,857)	-243%
OTHER (EXPENSE) INCOME, NET:
Interest expense	(6,951)	-3%	(6,763)	-46%
Change in fair value of warrant liabilities	61,900	29%	(2,600)	-18%
Total other income (expense), net	54,949	26%	(9,363)	-63%
Income (loss) before income tax expense (benefit)	49,551	23%	(45,220)	-307%
INCOME TAX (BENEFIT) EXPENSE	(27)	0%	43	0%
NET INCOME (LOSS)	$49,578	23%	$(45,263)	-307%
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE
Basic	$0.54		$(0.51)
Diluted (1)	$0.39		$(0.51)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	92,278		88,903
Diluted	94,864		88,903

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the six months ended June 30, 2022 compared to six months ended June 30, 2021

Results of operations in the six months ended June 30, 2022 continue to recover from the adverse impact of COVID-19, which at its peak resulted in the cessation of operations of all of the Company’s cruise ship health and wellness centers and the closing of or substantial restrictions imposed on the operation of substantially all of the destination resort spas where we operate health and wellness centers at the end of first quarter 2020. As of June 30, 2022, our operations have resumed on 167 cruise ships and in 48 destination resort spas, as compared to 14 cruise ships and 42 destination resort spas as of June 30, 2021. Accordingly, we believe that the comparison of these results to the six months ended June 30, 2020 is not meaningful.

Revenues. Revenues for the six months ended June 30, 2022 and 2021 were $215.0 million and $14.7 million, respectively. The revenues generated in the six months ended June 30, 2022 were derived primarily from our 167 health and wellness centers onboard ships having resumed voyages and our health and wellness centers at 48 open and operating destination resort spas. Revenues for the six months ended June 30, 2021 were negatively impacted by the COVID-19 pandemic and the resulting March 14, 2020 No Sail Order, with revenues derived primarily from the 14 health and wellness centers onboard ships and 47 destination resort spas where we operate health and wellness centers that were open during the six months and e-commerce product sales through the Company’s timetospa.com website.

The break-down of revenue between service and product revenues was as follows:

•
Service revenues. Service revenues for the six months ended June 30, 2022 were $174.8 million, an increase of $162.5 million, or 1,327%, compared to $12.3 million for the six months ended June 30, 2021.
•
Product revenues. Product revenues for the six months ended June 30, 2022 were $40.3 million, an increase of $37.8 million, or 1,515%, compared to $2.5 million for the six months ended June 30, 2021.

Cost of services. Cost of services for the six months ended June 30, 2022 were $149.7 million, an increase of $132.7 million, or 778%, compared to $17.0 million for the six months ended June 30, 2021. The increase was primarily attributable to costs associated with increased service revenues of $162.5 million in the six months from our operating health and wellness centers at sea and on land, compared with service revenue of $12.3 million in the six months ended June 31, 2021 and increased costs related to the resumption of operations at our health and wellness centers at sea and on land.

Cost of products. Cost of products for the six months ended June 30, 2022 were $37.9 million, an increase of $35.1 million, or 1,255%, compared to $2.8 million for the six months ended June 30, 2021. The increase was primarily attributable to costs associated with increased product revenues of $37.8 million in the six months ended June 30, 2022, compared to product revenues of $2.5 million in the six months ended June 30, 2021 from our operating health and wellness centers at sea and on land.

Administrative. Administrative expenses for the six months ended June 30, 2022 were $ 7.7 million, a decrease of $1.0 million, or 12%, compared to $8.7 million for the six months ended June 30, 2021. The decrease was primarily attributable to higher costs in the six months ended June 30, 2021 in connection to professional services provided for the valuation of warrant liabilities accounting of $0.5 million, an allowance for accounts receivable of $0.2 million, and a $0.2 million accrual in connection with a formal assessment by a foreign tax authority regarding the application of the VAT law on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the Business Combination.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the six months ended June 30, 2022 were $16.7 million, an increase of $3.1 million, or 23%, compared to $13.6 million for the six months ended June 30, 2021. The increase was primarily attributable to the measured increase in corporate head count to account for the return to sailing and lower corporate salaries in the six months ended June 30, 2021 due to salary reductions and lower corporate headcount which were implemented due to the COVID-19 pandemic.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2022 and 2021 were both $8.4 million.

Other income (expense), net. Other income (expense), net includes interest expense and changes in the fair value of the warrant liabilities. Interest expense for the six months ended June 30, 2022 was $7.0 million, an increase of $0.2 million, or 3%, compared to $6.8 million for the six months ended June 30, 2021. The Increase in other income (expense), net was primarily attributable to the change in fair value of the outstanding warrants for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The change in fair value of the outstanding warrants during the six months ended June 30, 2022 was a gain of $61.9 million compared to a loss of ($2.6) million during the six months ended June 30, 2021. The change in fair value of warrant liabilities is the result of changes in market prices deriving the value of the financial instruments.

Income tax (benefit) expense. Income tax (benefit) expense for the six months ended June 30, 2022 was a benefit of $27 thousand, a decrease of $70 thousand, or 163%, compared to an expense of $43 thousand for the six months ended June 30, 2021.

Net income (loss). Net income (loss) for the six months ended June 30, 2022 was $49.6 million, a change in the income (loss) of $94.9 million, or 210%, compared to a net loss of $45.3 million for the six months ended June 30, 2021. The improvement in the six months ended June 30, 2022 was primarily a result of the $30.5 million change in income (loss) from operations derived from our 167 health and wellness centers onboard ships having resumed voyages and the change in the fair value of warrant liabilities. The change in fair value of the outstanding warrants during the six months ended June 30, 2022 was a gain of $61.9 million compared to a loss of ($2.6) million during the six months ended June 30, 2022. The change in fair value of warrant liabilities is the result of changes in market prices deriving the value of the financial instruments.

Liquidity and Capital Resources

Overview

Since the onset of COVID-19, we have taken prudently aggressive actions to increase our financial flexibility by securing and reallocating capital resources, including: (i) eliminating all non-essential operating and capital expenditures, (ii) withdrawing the Company dividend program until further notice, (iii) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors, (iv) the completion of the 2020 Private Placement on June 12, 2020; (v) borrowing $7 million, net, on our first lien revolving facility, leaving $13 million available and undrawn; and (vi) entering into an agreement to allow for the Company to operate its ATM Program, which permitted the Company to sell, from time to time, common shares up to an aggregate offering price of $50.0 million, pursuant to which, as of June 30, 2022, shares representing approximately $10 million remained available for sale under the Agreement, and which Agreement was terminated by the Company on August 1, 2022. We have historically funded our operations with cash flow from operations, except prior to March 19, 2019 with respect to certain expenses and operating costs that had been paid prior to the Business Combination by Steiner Leisure Limited (“Steiner Leisure”) on our behalf, and, when needed, with borrowings under our credit facility. Steiner Leisure has paid on our behalf expenses associated with the allocation of Steiner Leisure corporate overhead and costs associated with the purchase of products from related parties and forgiven by Steiner Leisure. Historical operating cash flows exclude the expenses and operating costs of Steiner Leisure's operating business acquired during the Business Combination paid by Steiner Leisure on our behalf. Consequently, our combined historical cash flows may not be indicative of cash flows had we been a separate stand-alone entity, or of our future cash flows.

Our principal uses for liquidity have been debt service and working capital. We expect that as our cruise line partners continue resuming operations, we will have increased costs related to redeployment of employees to sailing locations and other costs associated with resuming our operations.

Our results experienced significant recovery during the three and six months ended June 30, 2022 when compared to the prior year periods, which drove positive net operating cash flows generation for the first periods since the onset of COVID-19. Taking into account the actions described above and our current resources, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the six months ended June 30, 2022 and the six months ended June 30, 2021.

(in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Net income (loss)	$49,578	$(45,263)
Depreciation and amortization	10,717	11,370
Amortization of deferred financing costs	514	513
Change in fair value of warrant liabilities	(61,900)	2,600
Stock-based compensation	6,121	5,360
Provision for doubtful accounts	3	81
Loss from write-offs of property and equipment	10	156
Deferred income taxes	70	—
Changes in working capital	(748)	5,509
Net cash provided by (used in) operating activities	4,365	(19,674)
Capital expenditures	(2,025)	(677)
Net cash used in investing activities	(2,025)	(677)
Proceeds from At-the Market Equity Offering, net of issuance costs paid	—	18,550
Proceeds from exercise of public warrants	59	—
Repayment on term loan facilities	(734)	—
Net cash (used in) provided by financing activities	(675)	18,550
Effect of exchange rates	(612)	148
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,053	$(1,653)

Comparison of Results for the six months ended June 30, 2022 and 2021

Operating activities. Our net cash provided by (used in) operating activities for the six months ended June 30, 2022 and 2021 were $4.4 million and $(19.7) million, respectively. The six months ended June 30, 2022 net operating cash flows were significantly impacted by the ongoing resumption of our health and wellness operation onboard vessels and in destination resorts. In the six months ended June 30, 2021, the Company incurred a deficit in net cash provided by (used in) operating activities as the Company had immaterial revenues from operations onboard cruise ships and substantially reduced revenues from operations in destination resorts due to the COVID-19 pandemic, while still incurring operating expenses.

Investing activities. Our net cash used in investing activities for the six months ended June 30, 2022 and 2021 were $2.0 million and $0.7 million, respectively. In the six months ended June 30, 2022, the Company incurred more capital expenditures than in the six months ended June 30, 2021, during which the Company incurred more limited capital expenditures due to the COVID-19 pandemic.

Financing activities. Our net cash provided by (used in) financing activities for the six months ended June 30, 2022 and 2021 were $0.7 million and $18.6 million, respectively. For the six months ended June 30, 2022, the Company repaid $0.7 million on the First Lien Term Loan facility and received proceeds from the exercise of public warrants of $0.059 million. For the six months ended June 30, 2021, the Company sold 1.7 million common shares under the ATM Program, resulting in $18.5 million in net proceeds.

Seasonality

A significant portion of our revenues are generated onboard cruise ships. The demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays, resulting in varying degrees of seasonality experienced by certain cruise lines and by us. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields for us. Further, cruises and destination resorts have been negatively affected by the frequency and intensity of hurricanes. The negative impact of hurricanes in the Northern Hemisphere is highest during peak hurricane season from August to October. However, notwithstanding the periods of suppressed hurricane activity during the first six months of each of 2022 and 2021, we experienced low revenue yields during these periods as a result of the COVID-19 pandemic.

Contractual Obligations

As of June 30, 2022, our future contractual obligations have not changed significantly from the amounts disclosed in our 2021 Form 10-K.

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

Our critical accounting policies are included in our 2021 Form 10-K. We believe that there have been no significant changes during the six months ended June 30, 2022 to the critical accounting policies disclosed in our 2021 Form 10-K.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements described in our 2021 Form 10-K, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Such forward-looking statements include, but are not limited to, statements regarding:

•
the impact of COVID-19 on the industries and the markets in which the Company operates and the Company’s business, operations, and financial condition, including cash flows and liquidity;
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
•
other risks and uncertainties indicated in our 2021 Form 10-K, including those set forth under the section entitled “Risk Factors”; and
•
other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These risks and other risks are detailed in our 2021 Form 10-K filed with the Securities and Exchange Commission. That report contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial condition.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these risks. For a discussion of the risks involved in our business and investing in our common shares, see the section entitled “Risk Factors” in our 2021 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our 2021 Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 2021 Form 10-K, Part II, Item 1A. “Risk Factors.” However, the risks and uncertainties that we face are not limited to those set forth in the 2021 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the uncertainties associated with the COVID-19 pandemic, containment measures implemented in response thereto, the potential for future waves of outbreaks and the related impacts to our business, results of operations and financial condition, including our liquidity.

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

Dated: August 3, 2022

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer