Form 10-Q
period 2022-09-30
ONESPAWORLD HOLDINGS Ltd
filed 2022-11-03
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38843

OneSpaWorld Holdings Limited

(Exact name of Registrant as Specified in its Charter)

Commonwealth of The Bahamas	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harry B. Sands, Lobosky Management Co. Ltd. Office Number 2 Pineapple Business Park Airport Industrial Park P.O Box N-624 Nassau, Island of New Providence, Commonwealth of The Bahamas	Not Applicable
(Address of principal executive offices)	(Zip Code)

(242) 322-2670

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value (U.S.) $0.0001 per share	OSW	The Nasdaq Capital Market

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

As of September 30, 2022, the registrant had 79,053,584 voting shares and 13,421,914 non-voting shares of common stock issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,246	$30,937
Restricted cash	1,896	1,896
Accounts receivable, net	28,945	19,480
Inventories, net	32,593	29,483
Prepaid expenses	7,636	6,574
Other current assets	3,510	577
Total current assets	109,826	88,947
Property and equipment, net	13,996	14,107
Intangible assets, net	569,673	582,290
OTHER ASSETS:
Deferred tax asset	—	70
Other non-current assets	5,359	3,454
Total other assets	5,359	3,524
Total assets	$698,854	$688,868
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$18,047	$15,846
Accrued expenses	40,952	32,232
Current portion of long-term debt	2,085	1,776
Other current liabilities	804	2,011
Total current liabilities	61,888	51,865
Deferred rent	396	341
Income tax contingency	3,609	4,129
Warrant liabilities	45,100	107,300
Other long-term liabilities	2,449	2,646
Long-term debt, net	220,889	228,683
Total liabilities	334,331	394,964
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 79,053,584 issued and outstanding at September 30, 2022 and 78,422,887 shares issued and outstanding at December 31, 2021	8	8
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 13,421,914 shares issued and outstanding, at both September 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	697,015	687,660
Accumulated deficit	(336,279)	(391,768)
Accumulated other comprehensive income (loss)	3,778	(1,997)
Total shareholders' equity	364,523	293,904
Total liabilities and shareholders' equity	$698,854	$688,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Service revenues	$132,777	$34,844	$307,555	$47,096
Product revenues	29,515	8,791	69,782	11,284
Total revenues	162,292	43,635	377,337	58,380
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	110,585	33,157	260,271	50,202
Cost of products	25,323	8,395	63,253	11,194
Administrative	3,936	3,363	11,630	12,069
Salary, benefits and payroll taxes	8,411	6,676	25,132	20,316
Amortization of intangible assets	4,206	4,206	12,618	12,618
Total cost of revenues and operating expenses	152,461	55,797	372,904	106,399
Income (loss) from operations	9,831	(12,162)	4,433	(48,019)
OTHER (EXPENSE) INCOME, NET:
Interest expense	(3,984)	(3,151)	(10,935)	(9,914)
Change in fair value of warrant liabilities	300	3,100	62,200	500
Total other (expense) income, net	(3,684)	(51)	51,265	(9,414)
Income (loss) before income tax expense	6,147	(12,213)	55,698	(57,433)
INCOME TAX EXPENSE	236	129	209	172
NET INCOME (LOSS)	$5,911	$(12,342)	$55,489	$(57,605)
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE
Basic	$0.06	$(0.14)	$0.60	$(0.64)
Diluted	$0.06	$(0.14)	$0.49	$(0.64)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	92,557	90,852	92,371	89,559
Diluted	94,432	90,852	94,745	89,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$5,911	$(12,342)	$55,489	$(57,605)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(108)	(204)	(722)	(90)
Cash flows hedges:
Net unrealized gain (loss) on derivative	1,971	(75)	6,112	629
Amount realized and reclassified into earnings	(211)	475	385	1,456
Total other comprehensive income net of tax	1,652	196	5,775	1,995
Total comprehensive income (loss)	$7,563	$(12,146)	$61,264	$(55,610)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

			Three Months Ended September 30, 2022
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, June 30, 2022	78,709	13,422	$9	$693,840	$2,126	$(342,190)	$353,785
Net income	—	—	—	—	—	5,911	5,911
Stock-based compensation	—	—	—	3,175	—	—	3,175
Foreign currency translation adjustment	—	—	—	—	(108)	—	(108)
Unrecognized gain on derivatives	—	—	—	—	1,760	—	1,760
Common shares issued under equity incentive plan	345	—	—	—	—	—	—
BALANCE, September 30, 2022	79,054	13,422	$9	$697,015	$3,778	$(336,279)	$364,523

			Nine Months Ended September 30, 2022
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2021	78,423	13,422	$9	$687,660	$(1,997)	$(391,768)	$293,904
Net income	—	—	—	—	—	55,489	55,489
Stock-based compensation	—	—	—	9,296	—	—	9,296
Foreign currency translation adjustment	—	—	—	—	(722)	—	(722)
Unrecognized gain on derivatives	—	—	—	—	6,497	—	6,497
Proceeds from 2021 exercise of public warrants	—	—	—	59	—	—	59
Common shares issued under equity incentive plan	631	—	—	—	—	—	—
BALANCE, September 30, 2022	79,054	13,422	$9	$697,015	$3,778	$(336,279)	$364,523

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

CONTINUED

(Unaudited)

(in thousands)

			Three Months Ended September 30, 2021
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, June 30, 2021	73,290	17,186	$9	$673,375	$(3,676)	$(368,509)	$301,199
Net loss	—	—	—	—	—	(12,342)	(12,342)
Stock-based compensation	—	—	—	2,059	—	—	2,059
Foreign currency translation adjustment	—	—	—	—	(204)	—	(204)
Unrecognized gain on derivatives	—	—	—	—	400	—	400
At-The Market Equity Offering, net of issuance cost	552	—	—	5,493	—	—	5,493
Common shares issued under equity incentive plan	334	—	—	—	—	—	—
BALANCE, September 30, 2021	74,176	17,186	$9	$680,927	$(3,480)	$(380,851)	$296,605

					Nine Months Ended September 30, 2021
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2020	69,292	17,186	$9	$649,540	$(5,475)	$(323,246)	$320,828
Net loss	—	—	—	—	—	(57,605)	(57,605)
Stock-based compensation	—	—	—	7,419	—	—	7,419
Foreign currency translation adjustment	—	—	—	—	(90)	—	(90)
Unrecognized gain on derivatives	—	—	—	—	2,085	—	2,085
At-The Market Equity Offering, net of issuance cost	2,264	—	—	23,968	—	—	23,968
Common shares issued under equity incentive plan	1,015	—	—	—	—	—	—
Conversion of deferred shares into common shares	1,600	—	—	—	—	—	—
Conversion of public warrants into common shares	5	—	—	—	—	—	—
BALANCE, September 30, 2021	74,176	17,186	$9	$680,927	$(3,480)	$(380,851)	$296,605

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$55,489	$(57,605)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,974	16,859
Amortization of deferred financing costs	770	770
Change in fair value of warrant liabilities	(62,200)	(500)
Stock-based compensation	9,296	7,419
Provision for doubtful accounts	13	32
Loss from inventories write-downs	—	2,000
Loss from write-offs of property and equipment	10	178
Deferred income taxes	70	107
Changes in:
Accounts receivable, net	(9,478)	(11,506)
Inventories, net	(3,110)	404
Prepaid expenses	(1,062)	546
Other current assets	(272)	557
Other noncurrent assets	607	123
Accounts payable	2,201	4,543
Accrued expenses	8,720	4,795
Other current liabilities	(81)	(119)
Income tax contingency	(116)	(138)
Deferred rent	55	75
Net cash provided by (used in) operating activities	16,886	(31,460)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,268)	(1,306)
Net cash used in investing activities	(3,268)	(1,306)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from At-the Market Equity Offering, net of issuance costs paid	—	24,003
Repayment on revolving facility	(7,000)	—
Repayment on term loan facilities	(1,255)	—
Proceeds from exercise of public warrants	59	—
Net cash (used in) provided by financing activities	(8,196)	24,003
Effect of exchange rate changes on cash	(1,113)	(107)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,309	(8,870)
Cash and cash equivalents and restricted cash, Beginning of period	32,833	43,448
Cash and cash equivalents and restricted cash, End of period	$37,142	$34,578

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$335	$18
Interest	$10,252	$9,506

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted or condensed pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows of our interim periods are not necessarily indicative of the results of operations or cash flows that may be expected for the entire fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Actual results could differ from those estimates. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated balance sheet and statement of operations, comprehensive income (loss), changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of September 30, 2022 and 2021 to the total amount presented in our condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Balance as of September 30,
	2022	2021
Cash and cash equivalents	$35,246	$32,682
Restricted cash	1,896	1,896
Total cash and restricted cash in the condensed consolidated statement of cash flows	$37,142	$34,578

Inventories

Inventories, consisting principally of beauty, health and wellness products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No inventory impairment charge was recorded for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, we recorded an inventory impairment charge of $2.0 million, for the decline in the net realizable value of inventories, which is included in cost of products in the condensed consolidated statement of operations. These losses were principally the result of excess, slow-moving and expired products and damaged inventories caused by the cessation of our cruise line partners operations and our operations due to the coronavirus (COVID-19) pandemic. The establishment of inventory reserves involves the estimate of the amount of inventories that will be sold at or used in health and wellness services on cruises when they return to sailing, which is uncertain and dependent on our cruise line partners and the use of our services and purchase of our products by its customers.

Earnings Per Share

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

The following table provides details underlying OneSpaWorld’s income (loss) per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (a)	2022	2021 (a)
Numerator:
Net income (loss)	$5,911	$(12,342)	$55,489	$(57,605)
Gain on fair value of in-the-money warrant liabilities	—	—	(9,500)	—
Net income (loss), adjusted for change in fair value of warrants for diluted earnings per share	$5,911	$(12,342)	$45,989	$(57,605)
Denominator:
Weighted average shares outstanding – Basic	92,557	90,852	92,371	89,559
Dilutive effect of 2020 PIPE Warrants	1,571	—	1,897	—
Dilutive effect of stock-based awards	304	—	477	—
Diluted	94,432	90,852	94,745	89,559
Net Income (loss) per voting and non-voting share:
Basic	$0.06	$(0.14)	$0.60	$(0.64)
Diluted	$0.06	$(0.14)	$0.49	$(0.64)

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

The table below presents the weighted average number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sponsor Warrants	8,000	8,000	8,000	8,000
Public Warrants	16,145	16,145	16,145	16,147
2020 PIPE Warrants	—	5,000	—	5,000
Deferred shares	—	—	—	515
Employee stock options	—	1,269	—	3,015
Restricted stock units	375	1,598	192	1,752
Performance stock units	—	699	—	704
	24,520	32,711	24,337	35,133

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by recognizing rights and obligations resulting from leases as lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update requires lessees to recognize for all leases with a term of 12 months or more at the commencement date: (a) a lease liability or a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (b) a right-of-use asset or a lessee’s right to use or control the use of a specified asset for the lease term. Under the update, lessor accounting remains largely unchanged. The update requires a modified retrospective transition approach for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements and do not require any transition accounting for leases that expire before the earliest comparative period presented. In June 2020, the FASB issued guidance (ASU 2020-05) that defers the effective dates of the lease standard (ASU 2016-02) for entities that have not yet issued financial statements adopting the standard. The update is effective retrospectively for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. We intend to elect the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is in the process of completing its scoping review, which includes finalizing the population of leases to be recorded on the consolidated balance sheet with corresponding lease obligation and right of use asset, as well as the implementation of a new lease accounting system. The Company expects that the update will have a material effect on our consolidated balance sheets due to the recognition of operating lease assets and operating lease liabilities primarily related to the destination resort agreements and office space, which will result in a balance sheet presentation that is not comparable to the prior period in the first year of adoption. The estimated increase of initial recognition of operating lease assets and operating lease liabilities on the consolidated balance sheet is expected to exceed $16 million. The Company continues to assess the ultimate impact of the update, which will depend on the final population of leases as of the adoption date.

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

3. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of September 30, 2022 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(54,816)	$549,884	39
Destination resort agreements	17,900	(4,181)	13,719	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(430)	570	8
	$629,800	$(60,127)	$569,673

The following is a summary of the Company’s intangible assets as of December 31, 2021 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(43,187)	$561,513	39
Destination resort agreements	17,900	(3,287)	14,613	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(336)	664	8
	$629,800	$(47,510)	$582,290

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2022 and 2021 was $4.2 million for each period, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $12.6 million for each period, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2022.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	September 30, 2022	December 31, 2021	Maturities Through	September 30, 2022	December 31, 2021
First lien term loan facility	6.8%	4.0%	2026	$201,202	$202,457
Second lien term loan facility	10.3%	7.6%	2027	25,000	25,000
First lien revolving facility	6.7%	4.0%	2024	-	7,000
Total debt				$226,202	$234,457
Less: unamortized debt issuance cost				(3,228)	(3,998)
Total debt, net of unamortized debt issuance cost				$222,974	$230,459
Less: current portion of long-term debt				(2,085)	(1,776)
Long-term debt, net				$220,889	$228,683

The following are scheduled principal repayments on long-term debt as of September 30, 2022 for each of the next five years (in thousands):

Year	Amount
2022	$521
2023	2,085
2024	2,085
2025	2,085
2026	2,085
Thereafter	217,341
Total	$226,202

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

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all of the covenants contained in the New Credit Facilities.

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

Borrowing Capacity

As of September 30, 2022, our available borrowing capacity under the First Lien Revolving Facility was $20 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
First Lien Revolving Facility	$20,000	$-

5. WARRANT LIABILITIES AND EQUITY

Sponsor Warrants

As of September 30, 2022 and December 31, 2021, eight million Sponsor Warrants were issued and outstanding.

Public Warrants

As of September 30, 2022 and December 31, 2021, 16,145,279 Public Warrants were issued and outstanding.

2020 PIPE Warrants

As of September 30, 2022 and December 31, 2021, five million 2020 PIPE Warrants were issued and outstanding.

At-The-Market Equity Offering

On August 1, 2022, the Company exercised its right to terminate its At-The-Market Equity Offering Sales Agreement (the “Agreement”) entered into on December 7, 2020 with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company had the right to offer and sell, from time to time, through the Sales Agent, its common shares, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million (the “ATM Program”). The termination is effective as of August 1, 2022 (the "termination date"). As of the termination date, shares representing approximately $10 million remained available for sale under the Agreement. Prior to the termination of the Agreement, the Company sold a total of 3.9 million common shares through the ATM Program. No sales of common shares by the Company under the ATM Program had occurred subsequent to October 2021.

6. STOCK-BASED COMPENSATION

On February 22, 2022, the Company granted 189,640 time-based restricted share units (“RSUs”) to certain executive officers, of which one-third vested on March 7, 2022 and two-thirds are scheduled to vest on December 5, 2022.

On July 26, 2022, the Company granted the board of directors a total of 199,289 RSUs as compensation for future service. The RSUs fully vest at the completion of the one-year period commencing from the date of grant.

The share-based compensation expense for the three months ended September 30, 2022 and 2021 was $3.2 million and $2.1 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The share-based compensation expense for the nine months ended September 30, 2022 and 2021 was $9.3 million and $7.4 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations

The following is a summary of RSUs activity for the nine months ended September 30, 2022:

RSUs Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2021	1,498,045	$8.76
Granted	388,929	8.31
Vested	(550,894)	7.77
Non-vested share units as of September 30, 2022	1,336,080	$9.04

The following is a summary of PSUs activity for the nine months ended September 30, 2022:

PSUs activity	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2021	786,971	$10.63
Vested	(176,332)	11.35
Non-vested share units as of September 30, 2022	610,639	$10.42

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's condensed consolidated balance sheets and was $0.7 million, as of September 30, 2022 and December 31, 2021.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of September 30, 2022 and December 31, 2021.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of September 30, 2022, and December 31, 2021, our receivables from contracts with customers were $28.9 million and $19.5 million, respectively and the increase as of September 30, 2022 when compared to December 31, 2021 reflects the impact of increased revenues during the second and third quarter of 2022 due to our ongoing resumption of our spa operations. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service revenues:
Maritime	$124,517	$27,072	$282,576	$28,186
Destination resorts	8,260	7,772	24,979	18,910
Total service revenues	132,777	34,844	307,555	47,096
Product revenues:
Maritime	28,218	7,766	65,854	8,209
Destination resorts	684	575	2,138	1,538
Timetospa.com	613	450	1,790	1,537
Total product revenues	29,515	8,791	69,782	11,284

Total revenues	$162,292	$43,635	$377,337	$58,380

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
U.S.	$4,968	$5,070	$14,869	$12,446
Not connected to a country	152,395	34,830	347,940	36,397
Other	4,929	3,735	14,528	9,537
Total	$162,292	$43,635	$377,337	$58,380

	As of
	September 30, 2022	December 31, 2021
Property and equipment, net:
U.S.	$5,438	$5,951
Not connected to a country	6,876	6,298
Other countries	1,682	1,858
Total	$13,996	$14,107

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income by component for the nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Accumulated Other Comprehensive (Loss) Income for the Nine Months Ended September 30, 2022			Accumulated Other Comprehensive (Loss) Income for the Nine Months Ended September 30, 2021
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, beginning of period	$(673)	$(1,324)	$(1,997)	$(560)	$(4,915)	$(5,475)
Other comprehensive (loss) income before reclassifications	(722)	6,112	5,390	(90)	629	539
Amounts reclassified from accumulated other comprehensive loss	-	385	385	-	1,456	1,456
Net current period other comprehensive (loss) income	(722)	6,497	5,775	(90)	2,085	1,995
Accumulated other comprehensive (loss) income, end of period	$(1,395)	$5,173	$3,778	$(650)	$(2,830)	$(3,480)

(1) See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at September 30, 2022 and December 31, 2021 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at September 30, 2022 and December 31, 2021 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of September 30, 2022 and December 31, 2021 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$35,246	$35,246	$30,937	$30,937
Restricted Cash	1,896	1,896	1,896	1,896
Total cash	$37,142	$37,142	$32,833	$32,833
First lien term loan facility	$201,202	$193,700	$202,457	$198,580
Second lien term loan facility	25,000	22,700	25,000	23,570
First lien revolving facility	-	-	7,000	6,890
Total debt (a)	$226,202	$216,400	$234,457	$229,040
(a)
The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2022				Fair Value Measurements at December 31, 2021
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$2,660	$-	$2,661	$-	$-	$-	$-	$-
Derivative financial instruments (1)	Other non-current assets	2,513	-	2,513	-	-	-	-	-
Total Assets		$5,173	$-	$5,174	$-	$-	$-	$-	$-
Liabilities:
Derivative financial instruments (1)	Other current liabilities	$-	$-	$-	$-	$1,126	$-	$1,126	$-
Warrants	Warrant liabilities	45,100	-	45,100	-	107,300	-	107,300	-
Derivative financial instruments (1)	Other long term liabilities	-	-	-	-	197	-	197	-
Total liabilities		$45,100	$-	$45,100	$-	$108,623	$-	$108,623	$-

(1)
Consists of an interest rate swap.

Warrants

Public Warrants and 2020 PIPE Warrants

The fair value of the Public Warrants and 2020 PIPE Warrants are considered a Level 2 valuation and are determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	September 30, 2022		December 31, 2021
	Public Warrants	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants
Stock price	$8.40	$8.40	$10.02	$10.02
Strike price	$11.50	$5.75	$11.50	$5.75
Remaining life (in years)	1.47	2.70	2.22	3.45
Volatility	45%	45%	68%	68%
Interest rate	4.09%	4.20%	0.78%	1.03%
Redemption price	$18.00	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Sholes model. The significant assumptions which the Company used in the model are:

	September 30, 2022	December 31, 2021
Stock price	$8.40	$10.02
Strike price	$11.50	$11.50
Remaining life (in years)	1.47	2.22
Volatility	45%	68%
Interest rate	4.09%	0.80%
Dividend yield	0.0%	0.0%

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of September 30, 2022 and December 31, 2021, the notional amount is $108.6. million and $127.7 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $2.8 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain (losses) recognized in accumulated other comprehensive (loss) income	$1,971	$(75)	$6,112	$629

(Losses) gains reclassified from accumulated other comprehensive (loss) income to interest expense	$(211)	$475	$385	$1,456

11. INCOME TAXES

For the three months ended September 30, 2022 and 2021, the Company recorded an income tax expense of $0.2 million and $0.1million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax expense of $ $0.2 million for each period, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to the change in valuation allowance, foreign rate differential, including income earned in jurisdictions not subject to income taxes, and withholding taxes due in various jurisdictions.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter as of September 30, 2022 and December 31, 2021, and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

13. SUBSEQUENT EVENTS

On October 24, 2022, we repaid an aggregate principal amount of $5.0 million on our second lien term facility. Accordingly, as of the date of this quarterly report, an aggregate principal amount of $20.0 million of our second lien term facility remains outstanding.

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

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Our highly trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard cruise ships and at destination resorts globally. Over the last 50 years, we have built our pre-eminent market position on our depth of staff expertise, broad and innovative service and product offerings, and expansive global recruitment, training and logistics platform focused on delivering flawless experiences and remarkable memories for each of our guests, as well as delivering extraordinary competitive and economic value to our cruise line and destination resort partners, leveraging our decades-long relationships. Throughout our history, our mission has been simple: to provide our cruise line and destination resort partners with extraordinary service, and their guests with remarkable experiences, helping them to look and feel their best during and after their stay.

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

In response to the COVID-19 pandemic, the U.S. Centers for Disease Control and Prevention (“CDC”) took various measures intended to manage risks associated with the pandemic, including, most recently, publishing a voluntary COVID-19 Program for Cruise Ships, with which virtually all cruise lines, including all of the Company’s cruise line partners, had agreed to voluntarily participate. As of July 18, 2022, the COVID-19 Program for Cruise Ships is no longer in effect. The CDC has published new guidance for cruise ships on the mitigation and management of COVID-19, and will periodically reevaluate and update this guidance as needed. Cruise ship operators are encouraged to develop and maintain COVID-19 response plans to prevent and mitigate introduction and onboard transmission of COVID-19.

The global spread of the COVID-19 pandemic is complex and the disruptions it has caused to our industry have had a material adverse impact on our business performance. As the growth of new COVID-19 cases has generally declined in recent months, restrictions on traveling and other measures previously implemented by governments, public institutions and other organizations to contain the spread of the pandemic have gradually been lifted or relaxed. As a result, certain businesses in the global travel and hospitality industry, including our cruise line partners, have gradually resumed their operations and there has been increasing demand for travel and hospitality services. However, there is no assurance of when, or if, global demand for travel and hospitality services will return to pre-pandemic levels. As new variants of the COVID-19 pandemic have recently emerged and may continue to emerge in the future, it is difficult to predict the ultimate impact of the COVID-19 pandemic, but we anticipate that it will continue to have an adverse impact on our business performance for all of fiscal 2022 and into fiscal 2023.

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

The Company is not reporting the financial indicators above due to the effect of COVID-19 on its business, as the comparison of these key performance indicators for the three and nine months ended September 30, 2022 to the comparative prior periods is not meaningful.

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

Cost of services. Cost of services consists primarily of an allocable portion of payments to cruise lines (which are derived as a percentage of service revenues or a minimum annual rent or a combination of both), an allocable portion of wages paid to shipboard employees, an allocable portion of staff-related shipboard expenses, wages paid directly to destination resort employees, payments to destination resort venue owners, the allocable cost of products consumed in the rendering of a service and health and wellness center depreciation. Cost of services has historically been highly variable; increases and decreases in cost of services are primarily attributable to a corresponding increase or decrease in service revenues. Cost of services has tended to remain consistent as a percentage of service revenues.

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

Other income (expense), net. Other expense, net consists of interest expense and changes in the fair value of warrant liabilities.

Income tax expense. Income tax expense includes current and deferred federal income tax expenses, as well as state and local income taxes.

Net income (loss). Net income (loss) consists of income from operations less other expense and income tax expense (benefit).

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, but not limited to:

•
The impact of COVID-19. Our health and wellness centers onboard cruise ships and in destination resorts have been and continue to be negatively affected by the COVID-19 pandemic.
•
The number of ships and destination resorts in which we operate health and wellness centers. Revenue is impacted by net new ship growth, ships out of service, unanticipated dry-docks, ships prevented from sailing due to outbreaks of illnesses, such as COVID-19, and the number of destination resort health and wellness centers operating in each period.
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
•
The impact of weather. Our health and wellness centers onboard cruise ships and in destination resorts may be negatively affected by hurricanes, which may be increasing in frequency and intensity due to climate change. The negative impact of hurricanes is highest during peak hurricane season from August to October.

The effect of each of these factors on our revenues and financial performance varies from period to period.

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Consolidated
	Three Months Ended September 30, 2022	% of Total Revenue	Three Months Ended September 30, 2021	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$132,777	82%	$34,844	80%
Product revenues	29,515	18%	8,791	20%
Total revenues	162,292	100%	43,635	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	110,585	68%	33,157	76%
Cost of products	25,323	16%	8,395	19%
Administrative	3,936	2%	3,363	8%
Salary, benefits and payroll taxes	8,411	5%	6,676	15%
Amortization of intangible assets	4,206	3%	4,206	10%
Total cost of revenues and operating expenses	152,461	94%	55,797	128%
Income (loss) from operations	9,831	6%	(12,162)	-28%
OTHER (EXPENSE) INCOME, NET:
Interest expense	(3,984)	-2%	(3,151)	-7%
Change in fair value of warrant liabilities	300	0%	3,100	7%
Total other (expense) income, net	(3,684)	-2%	(51)	-0%
Income (loss) before income tax expense	6,147	4%	(12,213)	-28%
INCOME TAX EXPENSE	236	0%	129	0%
NET INCOME (LOSS)	$5,911	4%	$(12,342)	-28%
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE
Basic	$0.06		$(0.14)
Diluted	$0.06		$(0.14)
WEIGHTED-AVERAGE SHARES OUTSTANDING

Comparison of Results for the Three Months Ended September 30, 2022 and 2021

The results of operations for the third quarter of 2022 continue to recover from the material adverse impacts of COVID-19, which at its peak resulted in the cessation of operations of all of the Company’s health and wellness centers on board cruise ships and the closing of or substantial restrictions imposed on the operation of substantially all of the destination resort health and wellness centers at the end of first quarter 2020. As of September 30, 2022, our operations have resumed on 172 cruise ships and in 48 destination resorts, as compared to 78 cruise ships and 45 destination resorts as of September 30, 2021. Accordingly, we believe that the comparison of these results to the three months ended September 30, 2021 is not meaningful.

Revenues. Revenues for the three months ended September 30, 2022 and 2021 were $162.3 million and $43.6 million, respectively. The revenues generated in the three months ended September 30, 2022 were derived primarily from our 172 health and wellness centers onboard ships having resumed voyages and our health and wellness centers at 48 open and operating destination resorts. The three months ended September 30, 2021 revenues were primarily related to our health and wellness centers on 78 cruise ships and in 45 destination resorts that were open during the quarter and e-commerce product sales through the Company’s timetospa.com website.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended September 30, 2022 were $132.8 million, an increase of $97.9 million, or 281%, compared to $34.8 million for the three months ended September 30, 2021.
•
Product revenues. Product revenues for the three months ended September 30, 2022 were $29.5 million, an increase of $20.7 million, or 236%, compared to $8.8 million for the three months ended September 30, 2021.

Cost of services. Cost of services for the three months ended September 30, 2022 were $110.6 million, an increase of $77.4 million, or 234%, compared to $33.2 million for the three months ended September 30, 2021. The increase was primarily attributable to costs associated with increased service revenues of $97.9 million in the quarter from our operating health and wellness centers at sea and on land, compared with service revenue of $34.8 million in the third quarter of 2021, and increased costs incurred to resume operations at cruise ship health and wellness centers during the quarter.

Cost of products. Cost of products for the three months ended September 30, 2022 were $25.3 million, an increase of $16.9 million, or 202%, compared to $8.4 million for the three months ended September 30, 2021. The increase was primarily attributable to costs associated with increased product revenues of $20.7 million in the quarter from our operating health and wellness centers at sea and on land, compared to product revenues of $8.8 million in the third quarter of 2021.

Administrative. Administrative expenses for the three months ended September 30, 2022 were $3.9 million, an increase of $0.6 million, or 17%, compared to $3.4 million for the three months ended September 30, 2021. The increase was primarily attributable to higher costs in the three months ended September 30, 2022 in connection to administrative costs related to recruitment, travel, housing and training of shipboard employees at our London Wellness Academy.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the three months ended September 30, 2022 were $8.4 million, an increase of $1.7 million, or 26%, compared to $6.7 million for the three months ended September 30, 2021. The increase was primarily attributable to a $1.1 million increase in stock-based compensation to $3.2 million in the three months ended September 30, 2022, the measured increase in corporate head count to account for the return to sailing and lower corporate salaries in the three months ended September 30, 2021 due to salary reductions and lower headcount which were implemented due to the COVID-19 pandemic.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2022 and 2021 was $4.2 million for both periods.

Other income (expense), net. Other income (expense), net includes interest expense and change in the fair value of the warrant liabilities. Interest expense for the three months ended September 30, 2022 was $4.0 million, an increase of $0.8 million, or 26%, compared to $3.2 million for the three months ended September 30, 2021. The increase in Other income (expense) was primarily attributable to the change in fair value of the outstanding warrants for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The change in fair value of the outstanding warrants during the three months ended September 30, 2022 was a gain of $0.3 million compared to a gain of $3.1 million during the three months ended September 30, 2021. The change in fair value of warrant liabilities is the result of changes in market prices deriving the value of the financial instruments.

Income tax expense. Income tax expense for the three months ended September 30, 2022 was $236 thousand, an increase of $107 thousand, or 83%, compared to an Income tax expense of $129 thousand for the three months ended September 30, 2021.

Net income (loss). Net income (loss) for the three months ended September 30, 2022 was $5.9 million, an increase of $18.3 million, or 148%, compared to a Net loss of $12.3 million for the three months ended September 30, 2021. The improvement in the third quarter of 2022 was primarily a result of the $22.0 million change in Income (loss) from operations derived from our 172 health and wellness centers onboard ships having resumed voyages.

	Consolidated
	Nine Months Ended September 30, 2022	% of Total Revenue	Nine Months Ended September 30, 2021	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$307,555	82%	$47,096	81%
Product revenues	69,782	18%	11,284	19%
Total revenues	377,337	100%	58,380	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	260,271	69%	50,202	86%
Cost of products	63,253	17%	11,194	19%
Administrative	11,630	3%	12,069	21%
Salary, benefits and payroll taxes	25,132	7%	20,316	35%
Amortization of intangible assets	12,618	3%	12,618	22%
Total cost of revenues and operating expenses	372,904	99%	106,399	182%
Income (loss) from operations	4,433	1%	(48,019)	-82%
OTHER (EXPENSE) INCOME, NET:
Interest expense	(10,935)	-3%	(9,914)	-17%
Change in fair value of warrant liabilities	62,200	16%	500	1%
Total other (expense) income, net	51,265	14%	(9,414)	-16%
Income (loss) before income tax expense	55,698	15%	(57,433)	-98%
INCOME TAX EXPENSE	209	0%	172	0%
NET INCOME (LOSS)	$55,489	15%	$(57,605)	-99%
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE
Basic	$0.60		$(0.64)
Diluted	$0.49		$(0.64)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	92,371		89,559
Diluted	94,745		89,559

Comparison of Results for the Nine Months Ended September 30, 2022 and 2021

The results of operations for the nine months ended September 30, 2022 continue to recover from the material adverse impacts of COVID-19, which at its peak resulted in the cessation of operations of all of the Company’s health and wellness centers on board cruise ships and the closing of or substantial restrictions imposed on the operation of substantially all of the destination resort health and wellness centers at the end of first quarter 2020. As of September 30, 2022, our operations have resumed on 172 cruise ships and in 48 destination resorts, as compared to 78 cruise ships and 45 destination resorts as of September 30, 2021. Accordingly, we believe that the comparison of these results to the nine months ended September 30, 2021 is not meaningful.

Revenues. Revenues for the nine months ended September 30, 2022 and 2021 were $377.3 million and $58.4 million, respectively. The revenues generated in the nine months ended September 30, 2022 were derived primarily from our 172 health and wellness centers onboard ships having resumed voyages and our health and wellness centers at 48 open and operating destination resort spas. Revenues for the nine months ended September 30, 2021 were negatively impacted by the COVID-19 pandemic and the resulting March 14, 2020 No Sail Order, with revenues derived primarily from health and wellness centers onboard 78 ships and in 45 destination resorts that were open and operating for partial periods during the nine month period and e-commerce product sales through the Company’s timetospa.com website.

The break-down of revenue between service and product revenues was as follows:

•
Service revenues. Service revenues for the nine months ended September 30, 2022 were $307.6 million, an increase of $260.5 million, or 553%, compared to $47.1 million for the nine months ended September 30, 2021.
•
Product revenues. Product revenues for the nine months ended September 30, 2022 were $69.8 million, an increase of $58.5 million, or 518%, compared to $11.3 million for the nine months ended September 30, 2021.

Cost of services. Cost of services for the nine months ended September 30, 2022 were $260.3 million, an increase of $210.1 million, or 418%, compared to $50.2 million for the nine months ended September 30, 2021. The increase was primarily attributable to costs associated with increased service revenues of $260.5 million in the nine months from our operating health and wellness centers at sea and on land, compared with service revenue of $47.1 million in the nine months ended September 30, 2021 and increased costs related to the resumption of operations at our health and wellness centers at sea and on land.

Cost of products. Cost of products for the nine months ended September 30, 2022 were $63.3 million, an increase of $52.1 million, or 465%, compared to $11.2 million for the nine months ended September 30, 2021. The increase was primarily attributable to costs associated with increased product revenues of $58.5 million in the nine months ended September 30, 2022, compared to product revenues of $11.3 million in the nine months ended September 30, 2021 from our operating health and wellness centers at sea and on land.

Administrative. Administrative expenses for the nine months ended September 30, 2022 were $11.6 million, a decrease of $0.4 million, or 4%, compared to $12.1 million for the nine months ended September 30, 2021. The decrease was primarily attributable to higher costs in the nine months ended September 30, 2021 in connection to professional services provided for the valuation of warrant liabilities accounting of $0.5 million, an allowance for accounts receivable of $0.2 million, and a $0.2 million accrual in connection with a formal assessment by a foreign tax authority regarding the application of the VAT law on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the Business Combination.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the nine months ended September 30, 2022 were $25.1 million, an increase of $4.8 million, or 24%, compared to $20.3 million for the nine months ended September 30, 2021. The increase was primarily attributable to a $1.9 million increase in stock-based compensation to $9.3 million in the nine months ended September 30, 2022, the measured increase in corporate head count to account for the return to sailing and lower corporate salaries in the nine months ended September 30, 2021 due to salary reductions and lower corporate headcount which were implemented due to the COVID-19 pandemic.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2022 and 2021 were $12.6 million.

Other income (expense), net. Other income (expense), net includes interest expense and changes in the fair value of the warrant liabilities. Interest expense for the nine months ended September 30, 2022 was $10.9 million, an increase of $1.0 million, or 10%, compared to $9.9 million for the nine months ended September 30, 2021. The increase in other income (expense), net was primarily attributable to the change in fair value of the outstanding warrants for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The change in fair value of the outstanding warrants during the nine months ended September 30, 2022 was a gain of $62.2 million compared to a gain of $0.5 million during the nine months ended September 30, 2021. The change in fair value of warrant liabilities is the result of changes in market prices deriving the value of the financial instruments.

Income tax expenses. Income tax expense for the nine months ended September 30, 2022 was an expense of $209 thousand, an increase of $37 thousand, or 22%, compared to an expense of $172 thousand for the nine months ended September 30, 2021.

Net income (loss). Net income (loss) for the nine months ended September 30, 2022 was $55.5 million, a change in the income (loss) of $113.1 million, or 196%, compared to a net loss of $57.6 million for the nine months ended September 30, 2021. The improvement in the nine months ended September 30, 2022 was primarily a result of the $52.5 million change in Income (loss) from operations derived from our 172 health and wellness centers onboard ships having resumed voyages and the change in the fair value of warrant liabilities. The change in fair value of the outstanding warrants during the nine months ended September 30, 2022 was a gain of $62.2 million compared to a gain of $0.5 million during the nine months ended September 30, 2022. The change in fair value of warrant liabilities is the result of changes in market prices deriving the value of the financial instruments.

Liquidity and Capital Resources

Overview

Since the onset of COVID-19, we have taken prudently aggressive actions to increase our financial flexibility by securing and reallocating capital resources, including: (i) eliminating all non-essential operating and capital expenditures, (ii) withdrawing the Company dividend program until further notice, (iii) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors, (iv) the completion of the 2020 Private Placement on June 12, 2020; (v) borrowing $7 million, net, on our first lien revolving facility, leaving $13 million available and undrawn; and (vi) entering into an agreement to allow for the Company to operate its ATM Program, which permitted the Company to sell, from time to time, common shares up to an aggregate offering price of $50.0 million, pursuant to which, as of July 31, 2022, shares representing approximately $10 million remained available for sale under the Agreement, and which Agreement was terminated by the Company on August 1, 2022. We have historically funded our operations with cash flow from operations, except prior to March 19, 2019 with respect to certain expenses and operating costs that had been paid prior to the Business Combination by Steiner Leisure Limited (“Steiner Leisure”) on our behalf, and, when needed, with borrowings under our credit facility. Steiner Leisure has paid on our behalf expenses associated with the allocation of Steiner Leisure corporate overhead and costs associated with the purchase of products from related parties and forgiven by Steiner Leisure. Historical operating cash flows exclude the expenses and operating costs of Steiner Leisure's operating business acquired during the Business Combination paid by Steiner Leisure on our behalf. Consequently, our combined historical cash flows may not be indicative of cash flows had we been a separate stand-alone entity, or of our future cash flows.

Our principal uses for liquidity have been debt service and working capital. We expect that as our cruise line partners continue resuming operations, we will have increased costs related to redeployment of employees to sailing locations and other costs associated with resuming our operations.

Our results continued to experience significant recovery during the three and nine months ended September 30, 2022 when compared to the prior year periods, building upon the positive net operating cash flows we began to generate for the first time in the second quarter of 2022 since the onset of COVID-19. Taking into account the actions described above and our current resources, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the nine months ended September 30, 2022 and 2021.

(in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net income (loss)	$55,489	$(57,605)
Depreciation and amortization	15,974	16,859
Amortization of deferred financing costs	770	770
Change in fair value of warrant liabilities	(62,200)	(500)
Stock-based compensation	9,296	7,419
Provision for doubtful accounts	13	32
Loss from inventories write-downs	—	2,000
Loss from write-offs of property and equipment	10	178
Deferred income taxes	70	107
Change in working capital	(2,536)	(720)
Net cash provided by (used in) operating activities	16,886	(31,460)
Capital expenditures	(3,268)	(1,306)
Net cash used in investing activities	(3,268)	(1,306)
Proceeds from At-the Market Equity Offering, net of issuance costs paid	—	24,003
Repayment on revolving facility	(7,000)	—
Repayment on term loan facilities	(1,255)	—
Proceeds from exercise of public warrants	59	—
Net cash (used in) provided by financing activities	(8,196)	24,003
Effect of exchange rate changes on cash	(1,113)	(107)
Net increase (decrease) in cash and cash equivalents and restricted cash	$4,309	$(8,870)

Comparison of Results for the Nine Months Ended September 30, 2022 and 2021

Operating activities. Our net cash provided by (used in) operating activities for the nine months ended September 30, 2022 and 2021 were $16.9 million and $(31.5) million, respectively. The nine months ended September 30, 2022 net operating cash flows were significantly impacted by the ongoing resumption of our health and wellness operation onboard vessels and in destination resorts. In the nine months ended September 30, 2021, the Company incurred a deficit in net cash provided by (used in) operating activities as the Company had substantially reduced revenues from operations onboard cruise ships and substantially reduced revenues from operations in destination resorts due to the COVID-19 pandemic, while still incurring operating expenses.

Investing activities. Our net cash used in investing activities for the nine months ended September 30, 2022 and 2021 were $3.3 million and $1.3 million, respectively. In the nine months ended September 30, 2022, the Company incurred more capital expenditures than in the nine months ended September 30, 2021, during which the Company incurred more limited capital expenditures due to the COVID-19 pandemic.

Financing activities. Our net cash provided by (used in) financing activities for the nine months ended September 30, 2022 and 2021 were $(8.2) million and $24.0 million, respectively. For the nine months ended September 30, 2022, the Company repaid $1.3 million on the first lien term loan facility, $7.0 million on the revolving facility and received proceeds from the exercise of public warrants of $0.059 million. For the nine months ended September 30, 2021, the Company sold 2.3 million common shares under the ATM Program, resulting in $24.0 million in net proceeds.

Seasonality

A significant portion of our revenues are generated onboard cruise ships. The demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays, resulting in varying degrees of seasonality experienced by certain cruise lines and by us. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields for us. Further, cruises and destination resorts have been negatively affected by the frequency and intensity of hurricanes. The negative impact of hurricanes in the Northern Hemisphere is highest during peak hurricane season from August to October. However, notwithstanding the periods of suppressed hurricane activity during the first nine months of each of 2022 and 2021, we experienced low revenue yields during these periods as a result of the COVID-19 pandemic.

Contractual Obligations

As of September 30, 2022, our future contractual obligations have not changed significantly from the amounts disclosed in our 2021 Form 10-K.

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

Our critical accounting policies are included in our 2021 Form 10-K. We believe that there have been no significant changes during the nine months ended September 30, 2022 to the critical accounting policies disclosed in our 2021 Form 10-K.

Off-Balance Sheet Arrangements

Other than the operating lease arrangements described in our 2021 10-K, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation, global health epidemics/pandemics and customer preferences. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent. Such a slowdown could adversely affect our results of operations and financial condition. The COVID-19 pandemic has negatively impacted our business, operations, results of operations and financial condition in 2022 and 2021. Recurrence of the more severe aspects of the recent adverse economic conditions, including a further escalation of the COVID-19 outbreak, increases in inflation rates and interest rates, as well as periods of fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our 2021 Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 3, 2022

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Operating Officer and Chief Financial Officer
Principal Financial and Accounting Officer