Form 10-K
period 2022-12-31
ONESPAWORLD HOLDINGS Ltd
filed 2023-03-03
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common shares held by non-affiliates was $487,248,664 as of June 30, 2022, based on the closing price of the common stock on the Nasdaq Capital Market on June 30, 2022, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of the registrant’s common stock held by each director and executive officer and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common shares as of June 30, 2022 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

As of February 25, 2023, the registrant had 79,544,055 voting shares and 13,421,914 non-voting shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement prepared for our 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Such forward-looking statements include statements impacted by or statements regarding:

•
the continuing impact of COVID-19 on the industries in which the Company operates and the Company’s business, operations, results of operations and financial condition, including cash flows and liquidity;
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

PART I

ITEM 1. BUSINESS

General

At our core, we are a global services company. With over 90% market share in the historically highly attractive outsourced maritime health and wellness market, we are the market leader at more than 20x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise; broad and innovative service and product offerings; expansive global recruitment, training and logistics platform; and decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of their overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations. We have consistently expanded our onboard offerings with innovative, leading-edge service and product introductions, and developed a powerful back-end recruiting, training and logistics platform to manage our operational complexity, maintain our industry-leading quality standards and maximize revenue per center. The combination of our renowned recruiting and training platform, deep labor pool, global logistics and supply chain infrastructure and proven revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate. These competitive advantages have served our business well during these extremely challenging times for our industry.

Impact of Coronavirus (COVID-19)

In the face of the global impact of the coronavirus (“COVID-19”) pandemic, our cruise line partners paused their guest cruise operations and the majority of our U.S. and Caribbean-based destination resort spas temporarily closed in mid-March 2020. During 2021, we initiated our resumption of spa operations on cruise ships and in destination resorts in a phased manner, in concert with our cruise line and resort partners. The potential continuing extent of the effects of COVID-19 on our business is uncertain and will depend on future developments. As of February 25, 2023, our health and wellness centers on 177 ships of our cruise line partners and in 49 destination resort spas were operating as part of our continuing return to service.

We took a number of proactive measures to mitigate the financial and operational impacts of COVID-19, including completing a private placement and various capital market transactions, reduction of capital expenditures and operating expenses, borrowing on our revolving credit facility, deferring payment of dividends declared, and the suspension of our dividend program. To the extent necessary, we will continue to pursue other opportunities to improve our liquidity.

Our Business

The majority of our revenue and profits are earned through long-term revenue sharing agreements with cruise line partners that economically align both parties and contribute to our attractive asset-light financial profile. These agreements average approximately six years in length and provide us with the exclusive right to offer health, fitness, beauty and wellness services and the ability to sell complementary products onboard the ships we serve. Under these long-term agreements, cruise line partners retain a specified percentage of revenues from all our sales onboard. This inherent alignment encourages collaboration in all aspects of our operations, including facility design, product innovation, pre- and post-cruise sales opportunities, capacity utilization initiatives and other data-driven strategies to drive increased guest traffic and revenue growth. Most of our cruise line agreements encompass 100% of a partner cruise line’s existing fleet and all new ships introduced by the cruise line during the term of the agreement. As opposed to fixed-rent landlords, cruise lines and destination resorts serve as our aligned economic partners.

We are recognized by our cruise line and destination resort partners and our guests for our comprehensive suite of services and products. We curate and deliver a broad range of offerings centered on providing specific health, fitness, beauty, and wellness solutions to meet our guests’ lifestyle routines or objectives. These services include: (i) traditional body, salon, and skin care services and products; (ii) self-service fitness facilities, specialized fitness classes and personal fitness training; (iii) innovative pain management, detoxifying programs and comprehensive body composition analyses; (iv) weight management programs and products; and (v) advanced medi-spa services, among others. We also offer our guests access to leading beauty and wellness brands including ELEMIS ®, Kérastase ®, BOTOX® Cosmetic, Dysport ®, Restylane®, Perlane®, Thermage®, CoolSculpting®, truSculpt® 3D, and truSculpt® iD, with many brands offered exclusively by us in the cruise market. On average, during the year ended December 31, 2022, guests spent approximately $270 per visit. Additionally, our solution sales approach drives substantial retail sales, with approximately 18% of our revenues derived from the sale of retail products during the year ended December 31, 2022.

Our state-of-the-art health, fitness, beauty and wellness centers are designed and branded for each cruise line and destination resort to optimize the guest experience, align with our partners’ overall hospitality atmosphere and maximize productivity. During the year ended December 31, 2022, centers employed up to 79 highly trained professionals and ranged in size up to over 30,000 square feet, depending on the cruise line or destination resort partner’s needs.

Our cruise line relationships average over 20 years and encompass substantially all of the major global cruise lines, including Carnival Cruise Line, Royal Caribbean Cruises, Princess Cruises, Norwegian Cruise Lines, Celebrity Cruises, Costa Cruises and Holland America, among many others, as well as recent additions to the industry, such as Virgin Voyages. These partnerships extend across contemporary, premium, luxury and budget cruise lines that operate ships regionally and globally. We maintain what we believe to be an exceptional contract renewal rate with our cruise line partners, having renewed approximately 94% of our contracts based on ship count over the last 15 years, including 100% of our contracts with ships larger than 3,500 berths. We have not only maintained relationships with existing cruise line partners, but also have a history of winning contracts and gaining market share. In August 2021, we extended our current agreement with Azamara through May 2026. In November 2022, we extended our current agreement with Norwegian Cruise Lines through December 2029 for all ships across their three brands. On land, we have longstanding relationships with the world’s leading destination hotel and resort operators, including Marriott, Hilton, Wyndham, Atlantis, ClubMed, Caesars Entertainment, Lotte, Loews, Four Seasons, and Mohegan Sun, among others.

Our Operations and Performance

We are a Bahamian international business company that earns a substantial portion of our revenue in low- or no-tax jurisdictions, benefiting from a comparatively low effective cash tax rate. Additionally, we have minimal capital expenditures, as our cruise line and destination resort partners typically fund the build-out, maintenance, and refurbishment of our health and wellness centers. The combination of our attractive tax rate and asset-light operating model leads to a financial profile that delivers comparatively high Unlevered After-Tax Free Cash Flow. Annually, from fiscal 2017 through 2019, and post-pandemic, in fiscal 2022, we converted approximately 90% of our Adjusted EBITDA to Unlevered After-Tax Free Cash Flow.

Historically, with the exception of the adverse impact of the recent pandemic discussed elsewhere herein, and since the resumption of our spa operations on cruise ships and in destination resorts, we have driven strong financial performance and believe our leading market position in a growing industry, differentiated business model, and entrenched cruise line and destination resort partner relationships position our business for continued growth. For the year ended December 31, 2022, we achieved revenues of $546.3 million, Adjusted EBITDA of $50.4 million, Net Income of $53.2 million and Unlevered After-Tax Free Cash Flow of $45.1 million.

Attractive Market Opportunity

We operate at the intersection of the historically attractive health and wellness and travel leisure industries. We believe we are well-positioned to grow as the cruise industry continues to recover from the COVID-19 pandemic.

Historical Cruise Industry Growth

Prior to COVID-19, the cruise industry had been among the fastest-growing segments in the travel leisure industry, including through the recessions of 2001 and 2008-2010. We estimate, based on annual statistics published by Cruise Lines International Association (“CLIA”), that global passenger counts had grown every year until 2020 from approximately 6.3 million passengers in 1995 to an all-time high of approximately 30.0 million passengers in 2019, representing a compound annual growth rate of 6.7%. This passenger growth had been driven by consistent, significant investments in new cruise ship capacity, strong loyalty among experienced cruisers and the large and growing appeal of cruising to all demographics, including millennials. From 2018 to 2020, the Caribbean, Bahamas and Bermuda were the top cruise destinations, representing 44% of passenger volume during that period, according to the CLIA. Although the COVID-19 pandemic has significantly adversely affected, and continues to affect, passenger volume in the global cruise industry, passenger volume has started to recover since a number of cruise lines restarted their operations beginning in July 2021. In its most recently published State of the Cruise Industry Outlook, CLIA forecasted passenger volume to exceed 2019 levels by the end of 2022 or 2023, and reported the results of a survey of international vacationers indicating that 80% of respondents who had previously been on a cruise said that they were likely to cruise again in the next few years, with millennials representing 85% of the cruise passenger respondents who plan to cruise again. New consumer sentiment data released by CLIA during the third quarter of 2022 indicated that the demand and perception of cruise holidays are now greater than in 2019.

Historically Large and Growing Health and Wellness Industry

Our health and wellness centers cater to guests seeking a continuation of their health, fitness, beauty and wellness activities while traveling and those who want to trial services while away from home. As consumers increasingly incorporate health and wellness activities into their daily lives, they are placing a higher priority on health and wellness services while traveling and vacationing. In its most recently published State of the Cruise Industry Outlook, CLIA forecasted passenger volume to exceed 2019 levels by the end of 2022 or 2023, and reported the results of a survey of international vacationers indicating that 80% of respondents who had previously been on a cruise said that they were likely to cruise again in the next few years. Seasoned cruise passengers are joined by millennials, representing 85% of the respondents who plan to cruise again. New consumer sentiment data released by CLIA during the third quarter of 2022 indicated that the demand and perception of cruise holidays are now greater than in 2019.

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

Our Strengths

Despite the recent impacts of COVID-19 on the travel leisure industry and our business, we believe that our competitive strengths historically have positioned us, and will continue to position us, as a leader in the hospitality-based health and wellness industry and the category dominant leader in the cruise industry.

Global Leader in the Hospitality-Based Health and Wellness Industry

As the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide, we are at the center of the intersection between the health and wellness and travel leisure industries. In 2022, the Global Wellness Institute reported that global wellness tourism was a $814.6 billion industry. We are the market leader at more than 20x the size of our closest maritime competitor. Through our market share, we have had access to a captive audience of over 20 million passengers annually. Cruise ship guests are an attractive demographic, with average annual household incomes of over $100,000. As a result of our scale, our captive consumer audience, and consumers’ increasing desire for more health, fitness, beauty and wellness services and products, we are well-positioned in the global health and wellness industry and have a large and highly attractive addressable consumer market at sea and on land.

Differentiated Business Model That Would Be Difficult and Uneconomic to Replicate

For more than 50 years, our business model has been built through investment in global infrastructure, supply chain logistics and training, decades-long relationships with our cruise line and destination resort partners and our reputation for offering our guests a best-in-class health, fitness, beauty and wellness experience. Our robust infrastructure and processes required to operate and maximize revenue across our network of global health and wellness centers separates us from existing and prospective peers. In 2022, we embarked on over 6,500 voyages that welcomed over 15 million passengers at more than 193 ports of embarkation, and placed over 4,800 individuals, more than 60% of whom were previously employed by OneSpaWorld, in various positions at our shipboard health and wellness centers. Our business model is centered on providing our cruise line and destination resort partners with the following solutions:

•
Creating Extraordinary Guest Experiences —We pride ourselves on creating extraordinary guest experiences in our health and wellness facilities, offering our cruise line and destination resort partners’ guests a comprehensive suite of premium health, wellness, fitness and beauty services, treatments, and products.
•
Global Recruiting, Training and Logistics —We recruit, train and manage over 5,000 health, fitness, beauty and wellness professionals annually around the world, representing 88 nationalities and 27 spoken languages. With seven global training facilities, we serve each cruise line’s needs for specific onboard staff with complex language, cultural and service modality requirements and are the only company with the infrastructure to commission highly trained staff at over 1,100 ports of call worldwide. Our commitment to our onboard and destination resort staff has proven to be an essential element of our successful return to service performance.
•
Supply Chain and Logistics —We managed the complex delivery of all products and supplies to our health and wellness centers onboard 177 vessels operating 3,407 itineraries around the world during 2022, leveraging proprietary data to accurately forecast and stock each health and wellness center. Products and supplies can only be loaded at designated ports around the world during a limited window of time while the ship is in port, in many cases overnight, adding to the complexity of the process.
•
Yield and Revenue Management —We have developed proprietary technology, processes and staff training tools to consistently measure, analyze and maximize onboard and destination resort revenue and profitability.
•
Exclusive Relationships with Global Brands —Due to our scale, superior operations, industry longevity and attractive captive consumer audience, through the OneSpaWorld platform at sea, we offer for sale and utilize in our services more than 1,400 product SKUs sourced from over 75 vendors, including ELEMIS, Grown Alchemist, Kérastase, Thermage, GoodFeet® Arch Supports, HypericeTM, and GO SMILE® Teeth Whitening, among others.
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

Unmatched Breadth of Service and Product Offering

We offer our guests a comprehensive suite of health, fitness, beauty and wellness services and products to meet any and all of their needs. We are continuously innovating and evolving our offerings based on the latest trends and tailor our service and product offerings to regional preferences. In addition to conventional personal care services, we offer the latest in fitness, a full range of massage treatments, nutrition/weight management consultations, teeth whitening, acupuncture, and innovative, higher-ticket medi-spa services at sea, including BOTOX® Cosmetic, Dysport, Restylane, CoolSculpting, Thermage and dermal fillers, among our broad and ever-expanding spectrum of choices. With our captive audience of, historically, over 20 million cruise guests annually, OneSpaWorld is a compelling distribution channel for leading health, fitness, beauty and wellness brands. Renowned brands, including ELEMIS and Kérastase, have partnered with us for exclusive distribution at sea. Cruise line and destination resort partners depend on us to provide their guests with the best and broadest assortment of services and products to enhance their vacation experience and the competitive positioning and consumer value of their brands.

Entrenched Partnerships with Economic Alignment

We have cultivated partnerships with most of the largest and most reputable cruise lines and premier resorts in the world. Our cruise line relationships average over 20 years and encompass substantially all of the major global cruise lines, including Carnival Cruise Line, Royal Caribbean Cruises, Princess Cruises, Norwegian Cruise Lines, Celebrity Cruises, Costa Cruises, Seabourn Cruise Line, Virgin Voyages, and Holland America, among many others. The majority of our revenues and profits are earned through our long-term revenue sharing agreements with our cruise line partners that economically align both parties and create a collaborative relationship. On land, we partner with market leaders at highly attractive destinations, including Atlantis Paradise Island Bahamas, The Ocean Club, a Four Seasons Resort, Hilton Hawaiian Village Beach Resort and Spa, and the Mohegan Sun Resort, among others. Our long-standing relationships, with economic alignment at the core, strengthen our competitive advantage.

Highly Visible and Predictable Revenue Streams

Historically, we have had access to over 20 million passengers annually, with potential long-term passenger growth expected in the future, post the COVID-19 pandemic, as new ships are commissioned in the industry. This new ship growth is highly visible as demonstrated in a publicly available global order book outlining over five years of new ship orders. Across our contracts, OneSpaWorld typically operates on all ships in a fleet and on new ships added during the contract term, securing both existing and new ship revenue. A new ship requires approximately two to four years to be built and is rarely delayed, as cruise lines typically sell out the vessel’s maiden voyage over a year in advance. New ships do not have a revenue ramp-up period given these advanced marketing efforts. Our cruise line partners are experts at dependably filling their ships with passengers, as demonstrated by the industry’s historical average occupancy rate of above 100%, even through recessionary periods. Due to historically consistent industry practices and decades of proprietary operating history data, OneSpaWorld has had strong visibility into our future revenue realization for the next three to five years. Despite recent market conditions related to COVID-19, we have seen these revenue streams rebound throughout fiscal 2022 toward and, in certain cases, above, historical levels.

Asset-Light Model with After-Tax Free Cash Flow Generation

Our cruise line partners typically fund the build-out, maintenance, and refurbishment of our onboard health and wellness centers, resulting in an asset-light profile with minimal capex required. Our capital expenditures averaged 1% of revenues over the three years preceding the near cessation of our operations due to COVID-19. Being a Bahamian international business company and earning a significant portion of our revenue in low-tax or no-tax jurisdictions, including international waters, our effective cash tax rate had been approximately 2% over the three years preceding the near cessation of our operations due to COVID-19. This combination translates to exceptional after-tax free cash flow. Annually, from fiscal 2017 through 2019, and post-pandemic, in fiscal 2022, we converted approximately 90% of our Adjusted EBITDA to Unlevered After-Tax Free Cash Flow.

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

Additionally, our Chief Commercial Officer, Susan Bonner, has over 20 years of experience in the cruise line sector and is a seasoned executive with a proven track record and significant background in strategy, revenue management, operations management, sales, and marketing. We benefit from Haymaker’s investing and operational experience at Fortune 500 companies, particularly in the consumer and hospitality sectors. We also have the advantage of extensive industry and related subject matter expertise brought to us by our Board members, including Glenn Fusfield. Until his retirement in 2021, Mr. Fusfield served as Chief Executive Officer of OneSpaWorld. Prior to this role, Mr. Fusfield held various positions of increasing responsibility with the Company for more than 20 years, preceded by 12 years of cruise industry experience. The OneSpaWorld management team’s deep experience and proven track record in managing the business in both public and private markets positions OneSpaWorld as an attractive vehicle for future long-term growth within the global hospitality-based health and wellness industry.

Growth Strategies

Our management plans to continue growing the business through the following strategies:

Capture Highly Visible New Ship Growth with Current Cruise Line Partners

We expect to continue to benefit long-term from a return to the cruise industry’s capacity for growth, with a consistent and visible pipeline of new ships commissioned annually by our cruise line partners. By the end of 2025, our existing cruise line partners are expected to introduce 21 new ships. Through established cruise line partner relationships, current contracts, competitive positioning of our operating infrastructure, track record of delivering extraordinary guest experiences, and an approximately 94% contract renewal rate over the last 15 years, we are well-positioned to capture new ship growth over the long term.

Expand Market Share by Adding New Potential Cruise Line Partners

Although we have more than 20x market share of our nearest competitor in the outsourced maritime health and wellness market, there is an opportunity to continue to grow by winning new contracts. We also routinely meet with cruise lines that do not currently outsource their health and wellness centers or utilize our smaller competitors, but that may have an interest in contracting with us in the future due to our strong reputation and historical results. As evidenced by our successful history of winning new contracts, we remain focused on continuing to protect and grow our dominant market share at sea.

Continue Launching Innovative New Value-Added Services and Products

We have successfully innovated services and products to meet guests’ ever-changing needs, attract more guests and generate more revenue and profitability per guest. Medi-spa has been a highly successful innovation for OneSpaWorld at sea and is now an accretive component of our offerings. Performed by medically licensed professionals, the medi-spa offerings provide the latest cosmetic medical services to guests, such as non-surgical cosmetic procedures, including BOTOX Cosmetic, Dysport, Restylane, CoolSculpting, Thermage, and dermal fillers. Guests purchasing medi-spa services spend on average up to 5x more than on traditional health, beauty and wellness services. We continue to roll out incremental revenue opportunities, including the Capillus® Laser Therapy Cap and Hyperice percussion and vibration therapy products and related services. We will continue to focus on launching higher value-add services and products that meet guest demands, align with and enhance our cruise line and destination resort partner brands, optimize health and wellness center utilization, and maximize center-level profitability.

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
•
Expand Targeted Marketing and Promotion Initiatives —We are now directly marketing and distributing promotions to onboard passengers as a result of enhanced collaboration with select cruise line partners. These promotions are personalized and individually tailored to guests’ profiles and have successfully driven traffic and revenue at our health and wellness centers. Examples include “happy anniversary” messages to couples, “happy birthday” notes to individual guests, and promotional retail credits offered to guests who visit our centers before the end of their cruise. Guests that received these customized promotions were responsible for approximately 11% of revenues generated during the year ended December 31, 2022.

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

Health and Wellness Services

We curate and deliver an ever-innovating broad range of offerings for our cruise line and destination resort partners, centered around a holistic wellness approach, which includes:

•
Spa and Beauty. We offer a specialized suite of massage and body care services and therapies, together with a broad range of beauty treatments, including facials, hair cutting and styling, manicures and pedicures, and teeth whitening services, among other services custom-designed for our cruise line and destination resort partners.
•
Thermal suites. We offer guests the option to purchase passes for dedicated thermal suite areas on many of the ships where we operate health and wellness centers. Thermal suites are typically located on higher decks and offer sweeping views of the ocean, enabling our guests to relax, recharge, and enjoy various hot and cold hydro-therapies and related amenities, such as thermal loungers, infrared saunas, snow rooms, laconiums (dry heat saunas), caldarium chambers (herbal steam rooms), and hammams (Turkish-style steam rooms). Certain thermal suites also offer cold plunge pools, large therapeutic jacuzzis, and rooms surrounding occupants with layers of body cleansing salt crystals.
•
Medi-spa. We offer medi-spa services on the majority of our ships. Our service menu consists of the leading medi-spa brands, including BOTOX Cosmetic, Dysport, Restylane, CoolSculpting, Thermage, dermal fillers, and microneedling, among others. Medi-spa services are administered by medically licensed professionals. By the end of 2023, we expect to offer medi-spa services on 134 ships.
•
Fitness. We offer guests use of premier fitness centers, featuring industry leading brands, programming and equipment, as well as personalized training services and expert consultation by our fitness professionals. These fitness centers offer guests use of strength equipment and cardiovascular equipment, such as treadmills, elliptical machines, exercise bicycles and rowing and stair machines featuring premier brands including Technogym®, Life Fitness, Peloton and TRX®. Boutique fitness classes, including yoga, Pilates, F45 Training, certain Xponential Fitness brands, and indoor cycling are also available to guests for a fee or at no charge, depending on the class. Our fitness instructors are available to provide paid services, such as body composition analysis and personal training.
•
Nutrition. We offer guests paid personal nutritional and dietary consultation, weight management, nutrition coaching and detoxification. Guests can begin a program on the cruise or at certain of our land-based health and wellness centers and remain engaged with our professional coaches through the successful completion of their programs, generating ongoing purchases of nutritional and detoxification products via our e-commerce platform timetospa.com.
•
Health. Our health and pain management offerings present one of our largest and most profitable categories. Our offerings include acupuncture, electro acupuncture, cupping, posture and gait analysis, GoodFeet Arch Supports, physical therapy, and NormaTec® recovery. Our services are enhanced by our retail sale of our product offerings associated with the services.
•
Mind-Body and Wellness. We offer our guests yoga, Tai Chi and sound therapy in addition to meditation and biofeedback.

Products

We sell over 1,100 branded product SKUs sourced from over 75 vendors due to our scale, superior operations, industry longevity and attractive captive audience at sea and on land. We sell products from leading brands, including ELEMIS, Thermage,

Dysport, GoodFeet Arch Supports and GO SMILE Teeth Whitening. We have an exclusive 10-year supply agreement with ELEMIS. We believe we have a leading retail attachment rate based on the number of products purchased in conjunction with a service compared to the broader consumer personal care services and retail industry. During 2022, product sales comprised approximately 18% of our revenues, enabling incremental revenue even at full treatment room utilization.

We utilize three warehouses, consisting of one 27,000 square foot bonded warehouse in Miami, FL, one 21,600 square foot warehouse in Miami, FL, and one 5,000 square foot warehouse in New Jersey. The Miami warehouses provide fulfillment services for cruise inventory, and the New Jersey warehouse provides fulfillment for e-commerce and our Shop & Ship program.

Health and Wellness Centers

As of December 31, 2022, we operated state-of-the-art health and wellness centers on 179 ships, including virtually all of the major cruise lines globally, and 50 land-based destination resorts, principally in the United States, the Caribbean and Asia. Centers are designed and branded for each cruise and destination resort partner to optimize the guest experience, maximize revenues and align with our partners’ brands and hospitality environment. Centers can range in size to more than 30,000 square feet and generally provide fitness areas, treatment rooms and salons, as well as elaborate thermal suites and/or saunas. Onboard heath and wellness centers are generally located on higher ship decks, which encourages increased passenger interest and guest traffic.

Facility Design

Our cruise line and destination resort partners each seek differentiated health and wellness experiences for their guests. As such, we provide design capabilities for our cruise line and destination resort partners, creating bespoke branding and design consulting to optimize guest experiences and maximize revenues. We operate health and wellness centers under proprietary brands of Mandara® and Chavana®, as well as brands curated specifically for each cruise line, complete with cruise line and/or ship-specific service menus. As of December 31, 2022, we had 36 health and wellness centers under the Mandara brand, eight centers under the Chavana brand, and one center under our destination resort health and wellness brand, “Glow ®, a Mandara Spa.”

Principal Cruise Line Customers

A significant portion of our revenue is generated from the following cruise lines, each of which accounted for more than 10% of our total revenues in 2022, 2021 and 2020, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, P&O, Princess, and Seabourn cruise lines): 41.0%, 43.4%, and 46.7%, Royal Caribbean (including Royal Caribbean, Celebrity Cruises, Pullmantur, Azamara and Silversea cruise lines): 28.0%, 20.9%, and 23.1%, and Norwegian Cruise Line (including Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises): 15.6%, 16.3%, and 14.7%. These companies, combined, accounted for 160 of the 179 ships served by OneSpaWorld as of December 31, 2022. Our contracts are signed at the cruise line-level, not with the parent operator, giving OneSpaWorld a diverse customer base despite parent-level consolidation. Our contracts average five years in duration.

The numbers of ships served as of December 31, 2022 under cruise line agreements with the respective cruise lines are listed below:

Cruise Line	Ships Served
Royal Caribbean (2)	26
Carnival (1)	24
Norwegian (3)	18
Princess (1)	15
Celebrity (2)	12
Costa (1)	10
Holland America (1)	11
Silversea (2)	10
Oceania (3)	6
P&O (1)	7
Windstar	6
Regent (3)	5
Seabourn (1)	6
Disney	5
Azamara	4
Cunard	3
Marella	4
Saga	2
Carnival Australia (1)	3
Virgin	2
Total	179

(1)
Carnival Corporation, the parent company of Carnival Cruise Line, also owns Carnival Australia, Costa, Holland America, P&O, Princess, and Seabourn.
(2)
Celebrity and Silversea are owned by Royal Caribbean.
(3)
Oceania and Regent are owned by Norwegian Cruise Lines.

Destination Resort Locations and Partners

As of December 31, 2022, we provided health and wellness services at destination resorts in the following locations:

Country	Number of Destination Resort Spas
Maldives	13
United States (1)	12
Malaysia	9
Indonesia	2
Bahamas	3
Palau	2
Russia	2
United Arab Emirates	2
Japan	2
Oman	1
Aruba	1
Egypt	1
Total	50

(1) Includes Puerto Rico.

Cruise Line and Destination Resort Agreements

Through our cruise line and destination resort agreements, we have the exclusive right to offer health, fitness, beauty and wellness services and the ability to sell complementary products onboard the ships and at the destination resorts we serve. Under the cruise line agreements, guests pay for our services through our cruise line partners, who retain a specified percentage of gross receipts from such sales before remitting the remainder to us. Our revenue share agreements result in a highly variable cost model, where the primary fixed costs are the meals and accommodations for our shipboard employees. Most of our cruise line agreements cover all of the then-operating ships of a cruise line and typically new ships are added to ships in service through an amendment to the agreement. The agreements have specified terms ranging from three to 9.4 years, with an average remaining term per ship of approximately 3.7 years as of December 31, 2022. Cruise lines can terminate the agreements with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship, or our failure to achieve specified passenger service standards. However, we have never had a contract terminated prior to our respective expiration date.

We operate our destination resort health and wellness centers pursuant to agreements with the owners of the properties involved. Our destination resort health and wellness centers generally are required to pay rent based on a percentage of our revenues, with others having fixed rents. Some of our destination resort agreements also require that we make minimum rental payments irrespective of the amount of our revenues. The terms of the agreements for our destination resort health and wellness centers generally range from five to 20 years (including the terms of renewals available at our option). In the U.S. and Caribbean, destination resort health and wellness centers generally have a higher investment cost and lower revenue share with higher staff costs and contracts lasting ten years on average. In Asia, destination resort health and wellness centers have lower investment cost, higher revenue share, lower staff costs, and contracts averaging five years.

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

Sustainability and Social Responsibility

We strive daily to effect a positive impact on the environment and the lives of our employees, our guests, and the people and cultures of the communities we visit, where we operate, and where we call home. In so doing, we seek to create long-term value for our crise line and destination resort partners and our shareholders.

How we manage our impact on the environment and the communities where we operate, our relationships with all constituencies across our business, and the accountability of our leadership to our employees and our shareholders are all critically important to the success of our business. Our strategic priorities to achieve these objectives include programs to incorporate sustainability practices into all elements of our business, assure a respectful and equitable workplace fostering broad employee diversity and inclusive opportunity, enhance employee support and personal and career development, strengthen data privacy and cybersecurity, and invest in our communities, including by supporting local organizations and programs that align with our values of wellness, diversity, and sustainability. Our Board of Directors is responsible for guiding management to achieve these objectives and for supervising and promoting these initiatives toward effecting the long-term sustainable growth of the Company.

With respect to environmental matters, we collaborate with our third-party product suppliers to introduce improved packaging solutions to reduce environmental impact. We implement sustainability strategies to reduce paper usage and plastic containers, recycle materials used in the workplace, utilize light sensors to reduce electricity consumption, and require changes to packaging materials from polystyrene to recyclable pillow packs, among other initiatives.

With respect to our employees, we recruit and invest in retaining and advancing individuals with diverse demographic and socioeconomic backgrounds, experiences, and talents, prioritizing their personal and professional development and their health and safety in our shipboard and land-based facilities. See “Human Capital,” below, for further description of our social responsibility objectives and initiatives.

With respect to governance, we maintain policies intended to assure ethical trading, confidential and non-public personal information, anti-fraud, anti-corruption, third party risk management, trade control compliance, data transfers, internal auditing services, global privacy, and global regulatory compliance, among others.

Our Board of Directors directly oversees procedures and corporate culture promoting and upholding the ethical conduct of the Company’s business, including adopting and monitoring compliance with the Company’s Code of Ethics, which sets forth the Company’s policies of promoting high standards of integrity by and toward our employees. The Compensation Committee of our Board is responsible for advising the Board with respect to the compensation philosophy, policies, and procedures pertaining to our employees, in order to attract, retain and motivate the most talented personnel. The Audit Committee of our Board is responsible for establishing procedures for identifying and fully addressing employee complaints and concerns through the Company’s Ethics Hotline and otherwise. The Nominating and Governance Committee of our Board is responsible for developing, recommending to the Board, and reviewing on an ongoing basis the Company’s social responsibility and sustainability policies, as well as reviewing and recommending to the Board enhancements to the Company’s Code of Ethics.

Human Capital

As a pre-eminent global operator of health and wellness services, our people are essential to our operations and core to the long-term success of our Company. Our employees are responsible for upholding our purpose, integrity, and accountability, and representing OneSpaWorld’s mission and values as a global health and wellness company. To attract, retain, motivate and advance the best talent, we strive to embed a culture where employees can safely thrive in an environment supportive of their unique personalities, boundaries, talents, passions, strengths, challenges, responsibilities, and personal and career goals.

•
Our People. As a Company that provides health and wellness services and products, our employees are the bedrock of our cruise and resort guest experience. As of December 31, 2022, we had a total of 4,452 full-time employees, of which 3,415 worked in health and wellness center operations on cruise ships and in destination resorts around the world, 976 represented corporate management and operational support staff, and 61 were involved in recruiting and training. We have one general manager in each cruise ship and destination resort health and wellness center, typically an assistant manager training to become a general manager, and up to 79 total staff depending on the scale of the health and wellness center. As a global operation, we have diverse teams of employees representative of the partners and markets we serve and in which we operate. We believe our employee relationships are strong across our business, as evidenced by the promotion of 100% of our health and wellness center general managers to their roles, an average tenure of nine years for employees at our Coral Gables office, and 20-30 year tenures of our senior leaders, many of whom started with the Company as shipboard health and wellness center team members and advanced to positions at our Coral Gables office and London Wellness Academy.
•
Culture and Ethics. Culture of ethical behavior is at the forefront of our organization, binding our values and mission across every aspect of our business. We have instituted best practices to ensure that we continue to operate to the highest standards, including requiring all our employees to familiarize themselves during the training with, and adhere strictly to, our Code of Ethics and our corporate social responsibility and sustainability policies.
•
Diversity & Inclusion. Our Company achieves success by recruiting, training, supporting and resourcing our employees from diverse global populations, so as to best serve our cruise line and destination resort partners' diverse global customer base. We maintain an unwavering commitment to diversity and inclusion among our staff. OneSpaWorld is an equal opportunity employer, and we promote and celebrate diversity and inclusion in the workplace. Our employees are sourced globally and represent 88 nationalities, speaking 27 languages. In addition, at our corporate offices in the U.S. and U.K. and our North America health and wellness centers, our employee base is comprised of eight distinct ethnicities. As of December 31, 2022, our employees had the following attributes:

	Female	Male
Employees (non-management)	3,374	728
Manager Staff	256	66
Senior Management	11	14
Executive Officers	1	2

Distinct Ethnicities:
US and UK Corporate Offices and North America Health and Wellness Centers
34%
21%
19%
12%
9%
3%
1%
1%
White
Black or African American
Hispanic or Latino
Not specified
Asian
Two or more races
Native Hawaiian or Other Pacific Islander
American Indian/Alaskan Native

We educate employees, managers, and leadership on our essential objectives, strategies and initiatives to achieve broad diversity and inclusion across every element of our business. Among other initiatives, we provide annual trainings for all of our employees to assure awareness and adherence to our policies, practices, and procedures toward effecting a culture of civility, harassment prevention, reporting and intervention in all respects, and a fully respectful workplace.

•
Talent Attraction. Our success depends on our ability to recruit and train employees skilled in our customer service philosophy. We recruit prospective shipboard health and wellness center employees from a broad spectrum of geographies providing a pipeline of diverse talent from a wide range of demographics and economies. We are proud to bring valuable long-term employment and career opportunities to individuals residing and supporting families in major economies such as Australia, the British Isles, Canada, continental Europe, India, Indonesia, Mauritius, the Philippines, South Africa, South America, and Thailand, as well as smaller, less developed employment markets such as Bhutan, the Caribbean, Madagascar, Nepal, Nigeria, Ukraine, Zambia, and Zimbabwe, among others. We advertise U.S. corporate and destination resort health and wellness center positions on a human resources applicant tracking system, which provides visibility toward all applicants, including diverse candidates.

Countries from which we recruited personnel during 2022 are highlighted in blue on the map below.

•
Talent Retention: Compensation and Benefits. We strive to provide competitive pay and benefits for our employees.

Shipboard health and wellness center employees typically are employed under nine month-long agreements with fixed terms. Our compensation structure includes commissions received in connection with the provision of services and sales of products in our health and wellness centers. We make available to all our shipboard employees comprehensive health and dental care, free of charge during the terms of their employment agreements, as well as long-term disability and accidental death coverage, among other benefits. We provide transportation for our shipboard employees to and from their home countries. Our shipboard employees and their families and friends enjoy discounts on the services and products we offer for sale, as well as personalized fitness and wellness programs. We have continuously improved staff retention, resulting in a more experienced staff across our fleet.

Our U.S. corporate and destination resort health and wellness center employees are eligible to receive Company sponsored benefits, including medical, dental and vision insurance coverage, 401(k) retirement plan participation, personal short and long-term disability, critical illness coverage, flexible spending accounts, basic life insurance and basic accidental death and dismemberment coverage, medical indemnity, and off the job accident insurance, as well as family member life insurance and accidental death and dismemberment coverage. We also provide an employee assistance program free of charge to our employees and members of their households, offering face-to-face mental health counseling sessions with a local provider, legal assistance, financial consultations, resources and referrals for childcare assistance and adoption, eldercare, pet care, and consultations with fraud resolution specialists intended to prevent identity theft.

•
Training and Development. Our business proactively innovates to serve the ever-changing needs and desires of our cruise line and destination resort partners and their guests. To do so, we arm our employees with best-in-class training and development in emerging areas of health and wellness and encourage all of our employees to apply a mindset of innovation. We also operate in areas that are subject to regulation and licensing. To respond to these challenges, we have developed extensive training and licensing practices. Our efforts include training at our London Wellness Academy and our satellite training facilities in India, South Africa and the Philippines, ranging from two to six weeks depending on the profession and modality of each employee, onboard training for certain of our shipboard employees, and management training courses at our Coral Gables office. All our employees are required to complete sexual harassment training, and our shipboard employees also complete health and safety training upon boarding the vessels on which they serve. Certain shipboard employees also complete additional training on safe practices in providing our services, and training on cleaning and sanitization of our equipment and spa facilities. Our employees also receive training using our comprehensive manual entitled “Guidelines for Protection and Sanitization,” or “GPS,” prior to returning to work.

We train, support, and encourage our employees to progress through roles of increasing responsibility within our corporate structure during their tenures by providing numerous opportunities for development and training support. Most senior corporate positions are served by employees who began their careers as members of our shipboard health and wellness center teams. In our offices, employees receive annual career development training through the Company’s state of the art learning management system featuring subject-specific learning modules relevant to our globally complex operations and diverse organization. Sustainability objectives are infused into our employee training and development curriculum and execution via eLearning modules for our shipboard staff, to limit our carbon footprint associated with the impact of in-person training. Our eLearning modules have also been an important component of our efforts to safely train our staff in a remote manner since the commencement of the COVID-19 pandemic.

•
Health and Safety. The health and safety of our employees is our highest priority. Upon the commencement of the COVID-19 pandemic, we conceived and implemented initiatives to mitigate risks to our employees. During the first and second quarters of 2020, in response to the near cessation of our operations due to COVID-19, we devised and implemented immediate and ongoing actions to mitigate the extraordinary and unprecedented adverse impact of the pandemic on our personnel. Our initiatives included coordinating with our cruise line partners to assure repatriating safely all of our 3,220 shipboard personnel to their families and homes around the world.
•
Succession Planning. The success of our business relies on the devoted and experienced leadership of our cruise ship and destination resort health and wellness center managers and our corporate leaders, both senior executives and operational managers. We continually strive to foster the personal and professional development of managers throughout the organization. As a result, as discussed under “Our People,” above, we have developed a strong group of leaders with lengthy tenures. The performance of our senior management team members is subject to ongoing monitoring and evaluation, intended to ensure efficient identification of potential successors and smooth transitions within the team.

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

Website Access to SEC Reports

Our website can be found at onespaworld.com. The information contained on, or that can be accessed through, the websites referenced throughout this Annual Report on Form 10-K are not incorporated into this report. Further, references to website addresses throughout this Annual Report on Form 10-K are intended to be inactive textual references only.

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

Risks Related to Our Business

Actual or Threatened Epidemics or Pandemics may Have an Adverse Effect on our Business, Financial Condition and Results of Operations

Pandemics have had in the past, and may continue to have in the future, an adverse impact on our business, operations, results of operations and financial condition, including liquidity. We could become subject to actions taken by governments, businesses and individuals in response to the recent pandemic or future pandemics, including limiting or banning travel and cruises. A recurrence of the recent pandemic or future pandemics could have a negative impact on global and regional economies and economic activity, including an impact on unemployment rates and consumer discretionary spending, a short and/or longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence. A recurrence of the recent pandemic or future pandemics could also present a significant threat to our employees’ well-being and morale, which may impact employee productivity and employee retention.

In response to the recent pandemic, we took steps to reduce expenses, including repatriating our shipboard staff, furloughing certain destination resort health and wellness center personnel, capital expenditures and operating expenses, deferring payment of dividends declared and the suspension of our dividend program. If we were required to take such steps again in the future, guest loyalty, customer preferences, or our ability to attract and retain employees, destination resort partners or investors, may be negatively impacted, and our reputation and market share could suffer as a result. We may also incur additional costs if we are subject to greater hygiene-related protocols in our services that are mandated by government authorities or other international authorities. In addition, the industry as a whole may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement.

The recent pandemic caused, and future pandemics may again cause, heightened volatility and disruptions in the global credit and financial markets, and this may adversely affect our ability to borrow and could increase our counterparty credit risks. Additionally, future pandemics may have adverse negative impacts on restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements.

Some credit agencies may downgrade our credit ratings in the future as a result of a pandemic. If our credit ratings are downgraded, or if general market conditions were to ascribe a higher risk to our credit rating levels, our industry, or our company, our access to capital and the cost of debt financing could be negatively impacted. The interest rate we pay on our existing debt instruments is affected by our credit ratings. Accordingly, a downgrade may cause our cost of borrowing to further increase.

We Depend on Our Agreements with Cruise Lines and Destination Resort Health and Wellness Centers; if These Agreements Terminate, Our Business Would Be Harmed

A significant portion of our revenues are generated from our cruise ship health and wellness operations, which were adversely impacted by the recent pandemic, and could be adversely impacted again by pandemics in the future. In the event our cruise line and destination resort agreements are not renewed after their expiration date on similar terms or at all, which could result in reductions in our margins, as the amounts we pay to cruise lines and land-based venues may increase upon entering into renewals of agreements.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. Due to the impact of the recent pandemic, six vessels on which we operated health and wellness centers were taken out of service permanently by our cruise line partners, and 20 vessels on which we operated health and wellness centers prior to the pandemic were sold to other cruise line operators, including operators we currently serve. We are engaged in discussions with these cruise line operators regarding agreements to continue operation of our health and wellness centers aboard these ships; however, there can be no assurance that we will execute satisfactory agreements in the future. Termination or nonrenewal of cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our results of operations and financial condition. Some of our land-based destination resort health and wellness center agreements also provide for termination with limited advance notice under certain circumstances.

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

We Depend on the Cruise Industry and Their Risks Are Risks to Us

Prior to the recent pandemic, the cruise industry had never before experienced a complete cessation of its operations. The public concern over the recent pandemic, coupled with a drop in demand for international travel and leisure, and restrictions on international travel and immigration, adversely affected the demand for cruises. In addition, the recent pandemic caused, and may continue to cause, some cruise lines to declare bankruptcy or cause their lenders to declare a default, accelerate the related debt, or foreclose on collateral. Such bankruptcies, accelerations or foreclosures could, in some cases, result in the termination of our agreements with certain of our cruise line partners and eliminate our anticipated income and cash flows, which could negatively affect our results of operations. Cruise lines in bankruptcy may not have sufficient assets to pay us termination fees, other unpaid fees, or reimbursements we are owed under their agreements with us. Even if some cruise lines do not declare bankruptcy, they may be unable or unwilling to pay us amounts to which we are entitled on a timely basis or at all. Cruise lines compete for consumer disposable leisure time dollars with virtually all other vacation alternatives. Demand for cruises is dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Economic changes such as unemployment, economic uncertainty, and the threat of a global recession reduce disposable income or consumer confidence in the countries from which our cruise line partners source their passengers and have affected the demand for vacations, including cruise vacations, which are discretionary purchases.

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

Other recent trends are those of certain cruise lines reducing the number of cruises to certain long-standing destinations and replacing them with alternative exotic destinations, as well as extending the length of voyages. As the cruise industry continues to resume operations, such replacements and extensions could result in cruises producing lower revenues per voyage than produced in prior years, which may impact our revenues.

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

Severe weather conditions, both at sea and at ports of embarkation, also could adversely affect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. A drastic reduction in airline services, and travel and immigration related restrictions due to the impacts of the recent pandemic, have adversely affected us. In addition, any strikes or other disruptions of airline service, including those that could follow terrorist attacks or armed hostilities, could adversely affect the ability of cruise passengers or our shipboard staff to reach their ports of embarkation, or could cause cancellation of cruises.

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

We Are Required to Make Minimum Payments under Our Agreements and May Face Increasing Payments to Cruise Lines and Owners of Our Destination Resort Health and Wellness Centers

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2022, these payments were required by four of the agreements for our destination resort health and wellness centers.

As of December 31, 2022, we guaranteed total minimum payments to owners of our land-based venues of approximately $2.9 million in the aggregate for 2022. As we renew or enter into new agreements with cruise lines and land-based venues, we may experience increases in such required payments. As of December 31, 2022, there were no minimum payments guarantee amounts to cruise lines.

We Depend on the Continued Viability of the Ships and Destination Resort Health and Wellness Centers We Serve

Our revenues from our shipboard guests and guests at our destination resort health and wellness centers can only be generated if the ships and land-based venues we serve are open for business and continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. We cannot be assured of the continued viability of any of the land-based venues (including our ability to protect our investments in build-outs of health and wellness centers) or cruise lines that we serve, particularly in the event of recurrence of the more severe aspects of the economic slowdown experienced in certain prior years, which may recur due to a future pandemic or other disruptions. To the extent that cruise lines or land-based venues we serve, or could potentially serve in the future, cease to operate all or a portion of their operations, our results of operations and financial condition could be adversely affected.

Increased Costs Could Adversely Impact our Financial Results

To date we have incurred, and expect to continue to incur, significant costs due to the recent pandemic, including costs relating to transportation, including repatriation, of our staff, and hygiene-related protocols in our services that are mandated by government authorities or other international authorities. In addition, we expect that the industry as a whole will continue to be subject to enhanced health and hygiene requirements, which requirements may be costly and take a significant amount of time to implement across our global fleet of cruise operations.

Periods of higher fuel costs can adversely affect us directly. We depend on commercial airlines for the transportation of our shipboard employees to and from the ships we serve and, as a result, we pay for a relatively large number of flights for these employees each year. During times of higher fuel costs, such as those experienced in certain prior years, airfares, including those applicable to the transportation of our employees, have been increased by the airlines we have utilized. Additionally, increased fuel costs could also add to the costs of delivery of our products to the ships we serve and other destinations in the future. Higher fuel charges also increase the cost to consumers of transportation to cruise ship destination ports and to venues where we operate our destination resort health and wellness centers, and also increase the cost of utilities at our destination resort health and wellness centers. Periods of increasing fuel costs would likely cause these transportation costs to correspondingly increase. Extended periods of increased airfares could adversely impact our results of operations and financial condition.

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

We Depend on Our Key Officers and Qualified Employees

Our continued success will depend to a significant extent on our senior executive officers, including Leonard Fluxman, our Executive Chairman, President and Chief Executive Officer, Stephen Lazarus, our Chief Financial Officer and Chief Operating Officer, and Susan Bonner, our Chief Commercial Officer. The unanticipated loss of the services of any of these persons or other key management personnel, due to illness, resignation or otherwise could have a material adverse effect on our business.

Our success is dependent on our ability to recruit and retain personnel qualified to perform our services. Shipboard employees typically are employed pursuant to agreements with terms of nine months. Our land-based health and wellness employees generally are employed without contracts, on an at-will basis. Other providers of shipboard health and wellness services compete with us for shipboard personnel. We also compete with destination resort health and wellness centers and other employers for our shipboard and land-based health and wellness personnel. Our inability to attract a sufficient number of qualified personnel in the future to provide our services and products could adversely impact our results of operations and financial condition. In addition, due to the impacts of the recent pandemic, the immigration approval processes in the United States experienced severe backlog and may in the future proceed at a slower pace than previously had been the case. Since many of our shipboard employees are not United States citizens, continuation or exacerbation of this trend of immigration restrictions could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

Almost all of our shipboard personnel come from jurisdictions outside the United States. Our ability to obtain non-United States shipboard employees in the future is subject to regulations in certain countries from which we source a number of our employees and, in the case of one country, control by an employment company that acts on behalf of employees and potential employees from that country. In addition, in that country, we are required to deal with local employment companies to facilitate the hiring of employees. Our ability to obtain shipboard employees from those countries on economic terms that are acceptable to us may be hampered by our inability to enter into an acceptable agreement with the applicable local employment company.

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

The Success of Health and Wellness Centers Depends on the Hospitality Industry

We are dependent on the hospitality industry for the success of destination resort centers. The public concern over the recent pandemic, coupled with a drop in demand for international travel and leisure, and restrictions on international travel and immigration have adversely affected the hospitality industry. To the extent that consumers do not choose to stay at venues where we operate health and wellness centers, over which we have no control, our business, operations, results of operations and financial condition could be materially adversely affected.

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
•
the outbreaks of illnesses, such as the recent pandemic, or the perceived risk of such outbreaks, in locations where we operate land-based health and wellness centers or locations from which guests of such wellness centers are sourced;
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
•
acquisition by destination resort chains of health and wellness service providers to create captive “in-house” brands and development by destination resort chains of their own proprietary health and wellness service providers, reducing the opportunity for third-party health and wellness providers like us; and
•
the financial condition of the airline industry, which has eliminated or reduced airline service to locations where we operate destination resort facilities, which has resulted and could continue to result in fewer guests at those venues.

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

Increasing Scrutiny and Changing Expectations From Investors, Lenders, Customers, Government Regulators and Other Market Participants with Respect to our Environmental, Social and Governance (“ESG”) Policies and Activities may Impose Additional Costs on us or Expose us to Additional Risks.

Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies and activities. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Investment in funds that specialize in companies that perform well in assessments performed by ESG raters are increasingly popular, and major institutional investors have emphasized the importance of such ESG measures to their investment decisions. Responding to ESG considerations, including diversity and inclusion, environmental stewardship, support for local communities, labor conditions and human rights, ethics and compliance with law and corporate governance and transparency, and implementing goals and initiatives involve risks and uncertainties and depend in part on third-party performance or data that is outside our control.

In February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement. We risk damage to our brand and reputation or limited access to capital markets and loans, if we fail to adapt to or comply with investor, lender or other stakeholder expectations and standards and potential government regulation in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, and corporate governance and transparency. In addition, compliance with standards and regulation may result in additional costs.

Increased Severe Weather, Including as A Result of Climate Change, Can Disrupt Our Operations

Our operations may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornadoes, tsunamis, typhoons and volcanic eruptions. Most scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere that contribute to climate change could have significant physical effects on weather conditions, such as increased frequency and severity of hurricanes, storms, droughts, floods, and other climatic events. It is possible that cruises we serve could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other factors. Extreme weather events, such as hurricanes, floods and typhoons, may not only cause disruption, alteration, or cancellation of cruises and closures of destination resort health and wellness centers but may also adversely impact commercial airline flights and other transport or prevent certain individuals from electing to utilize our offerings altogether. In addition, these extreme weather conditions could result in increased wave and wind activity, which would make it more challenging to sail and dock ships and could cause sea/motion sickness among guests and crew on the ships we serve. These events could have an adverse impact on the safety and satisfaction of cruising and could have an adverse impact on our net revenue yields and profitability. Additionally, these extreme weather conditions could impact our ability to provide our cruise products and services as well as to obtain insurance coverage for operations in such areas at reasonable rates.

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

Changes in and Compliance with Laws and Regulations Relating to Environment, Health, Safety, Security, Data Privacy and Protection, Tax and Anti-Corruption Under Which We Operate May Lead to Litigation, Enforcement Actions, Fines, or Penalties

We are subject to numerous international, national, state and local laws, regulations and treaties, including social issues, health and safety, security, data privacy and protection, and tax, among other matters. Failure to comply with these laws, regulations, treaties and agreements has led and could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. We are required to coordinate and cooperate with the CDC, U.S. and other nation governments, and global public health authorities to take precautions to protect the health, safety and security of guests and shipboard personnel and implement certain precautions. New legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future. We could also be subject to litigation alleging non-compliance with the new legislation. In addition, training of crew may become more time consuming and may increase our operating costs due to increasing regulatory and other requirements.

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

Among other regulations, we are subject to the European Union General Data Protection Regulation (“EU GDPR”) and UK General Data Protection Regulation (“UK GDPR”), which impose significant obligations to businesses that sell products or services to EU and UK customers or otherwise control or process personal data of EU or UK residents. Should we violate or not comply with the EU GDPR or the UK GDPR, or any other applicable laws or regulations, contractual requirements relating to data security and privacy, either intentionally or unintentionally, or through the acts of intermediaries, it could have a material adverse effect on our business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.

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

We Could be Subject to Governmental Investigations or Penalties, Legal Proceedings, Litigation, and Class Actions that Could Adversely Impact our Reputation, Financial Condition, and Results of Operations

Legal proceedings or litigation against us brought by our employees, customers, cruise line partners, resort partners, shareholders, creditors or others could lead to tangible adverse effects on our business, including damages payments, payments under settlement agreements and fines. Disagreements with our cruise line or destination resort partners could also result in litigation. The nature of our responsibilities under our agreements with cruise line and destination resort partners enforce the standards required for our brands and may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for payments, reimbursements and other costs. We seek to resolve any disagreements to develop and maintain positive relations with current and potential cruise line and destination resort partners, but we cannot provide assurance that we can always do so. Failure to resolve such disagreements may result in litigation in the future. If any such litigation results in an adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.

While payments under some claims and lawsuits, or settlements of claims and lawsuits, may be covered by insurance such that the maximum amount of our liability, net of any insurance recoverable, could be typically limited to our self-insurance retention levels, we cannot guaranty such an outcome in all instances.

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

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of December 31, 2022, we have $215.7 million of secured indebtedness under our First Lien Term Loan Facility and Second Lien Term Loan Facility, and our First Lien Revolving Facility (collectively, the “Credit Facilities”). Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

The Credit Facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.

Our Credit Facilities Contain Financial and Other Covenants. The Failure to Comply with Such Covenants Could Have An Adverse Effect on Us

Our Credit Facilities contain certain financial covenants and a number of traditional negative covenants, including limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions, and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders and prepayments of material subordinated debt, in each case, subject to customary exceptions. Any failure to comply with the restrictions of the Credit Facilities may result in an event of default under the agreements. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor, subject to customary intercreditor provisions among the first and second lien secured parties.

Our First and Second Lien Term Facilities Are Tied to LIBOR

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, stopped persuading or compelling banks to submit LIBOR rates after 2021, and on December 31, 2021, ICE Benchmark Administration, the administrator of LIBOR, with the support of the Federal Reserve Board and the FCA, ceased publication of USD LIBOR for the one week and two month U.S. dollar LIBOR tenors. Publications related to all other LIBOR tenors will cease immediately on June 30, 2023. In the U.S, the Alternative Reference Rates Committee formally recommended the Secured Overnight Financing Rate, or “SOFR,” plus a recommended spread adjustment, as the replacement for USD LIBOR. The application of or transition to SOFR or any other alternative reference rate could increase our interest expense or may introduce operational risks in our accounting or financial reporting and other aspects of our business. As of December 31, 2022, we had $215.7 million in outstanding indebtedness tied to LIBOR and are currently renegotiating certain of our financing agreements.

Any of these occurrences could materially and adversely affect our borrowing costs, financial condition, and results of operations.

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

Cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In February 2018, the SEC issued guidance stating that public companies are expected to have controls and procedures that relate to cybersecurity disclosure, and are required under the federal securities laws to disclose information relating to certain cyber-attacks or other information security breaches. In March 2022, the SEC proposed new cybersecurity disclosure requirements intended to increase the transparency of publicly traded organizations’ cybersecurity practices, and has placed cybersecurity risk disclosure and compliance requirements on its rule-making agenda for 2023. If we fail to comply with the relevant laws and regulations relating to cybersecurity, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

Changes in Privacy Law Could Adversely Affect Our Ability to Market Our Services Effectively

Our ability to market our services effectively is an important component of our business. We rely on a variety of direct marketing techniques, including telemarketing, email marketing, and direct mail. Any further restrictions under laws such as the Telemarketing Sales Rule, the CAN-SPAM Act of 2003, the EU and UK GDPR, and various United States state laws or new federal laws regarding marketing and solicitation, or international data protection laws that govern these activities, could adversely affect the continuing effectiveness of telemarketing, email, and postal mailing techniques and could force further changes in our marketing strategy. If this were to occur, we may be unable to develop adequate alternative marketing strategies, which could impact our ability to effectively market and sell our services.

If we fail to comply with the laws and regulations relating to the protection of data privacy, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our relationships and reputation could be harmed, which could inhibit our ability to retain existing cruise line and destination resort partners. Further, if more restrictive privacy laws or rules are adopted by authorities in the future, our compliance costs may increase and our ability to perform due diligence on, and monitor the risk of, our current and potential cruise line and destination resort partners may decrease, which could create liability for us. Additionally, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm, and our potential liability for security breaches may increase.

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

The Market Price and Trading Volume of Our Common Shares Has Been and May Continue to Be Volatile

The market price and trading volume of our common shares may be volatile and could decline significantly, as recently happened as a result of COVID-19 and related economic uncertainty. We cannot assure that the market price of our common shares will not fluctuate widely or decline significantly in the future in response to a number of factors, including, without limitation, the following:

•
the recurrence of the COVID-19 pandemic or emergence of a new epidemic or pandemic;
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

•
broad disruptions in the financial markets, as occurred as a result of the recent pandemic, including sudden disruptions in the credit markets;
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are traded on The Nasdaq Capital Market under the symbol “OSW.” As of February 17, 2023, there were 19 registered holders of our common shares and one registered holder of non-voting common shares.

Dividends

We adopted a cash dividend program in November 2019, with an initial quarterly cash dividend payment of $0.04 per common share. However, as a result of the impact of the COVID-19 pandemic on our business, our Board of Directors re-evaluated our current dividend program and has determined, in order to increase our financial flexibility and reallocate our capital resources, to defer the previously authorized and declared quarterly dividend to be paid on May 29, 2020 and to temporarily suspend the dividend program until further notice.

Repurchases and Sales of Unregistered Securities

We have no recent repurchases of any securities or sales of any unregistered securities.

Stock Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (United States and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning March 19, 2019 and ending December 31, 2022.

The graph assumes that $100.00 was invested on March 19, 2019 in our common shares and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among OneSpaWorld Holdings Limited, the Nasdaq Composite Index, and the Dow Jones US Travel & Leisure Index

$250
$200
$150
$100
$50
$0
3/19/2019
8/31/2019
1/31/2020
6/30/2020
11/30/2020
4/30/2021
9/30/2021
2/28/2022
7/31/2022
12/31/2022
Return (P) : OSW
Return (P) : NASDAQ Composite Index (^COMP) (Price Return - USD)
Return (P) : Dow Jones Travel & Leisure Titans 30 (Total Return) Index (Price Return - USD)

	OneSpaWorld Holdings Limited	Nasdaq Composite	Dow Jones U.S. Travel & Leisure
March 19, 2019	$ 100.00	$ 100.00	$ 100.00
August 31, 2019	128.06	103.09	107.58
January 31, 2020	122.72	118.47	109.20
June 30, 2020	39.00	130.23	78.34
November 30, 2020	72.28	157.93	101.28
April 30, 2021	87.12	180.77	117.94
September 30, 2021	81.52	187.06	113.83
February 28, 2022	84.54	178.04	108.16
July 31, 2022	58.95	160.42	96.00
December 31, 2022	76.28	135.51	97.57

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for the Company. The information below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of the Company, and the notes related thereto, included elsewhere in this report.

	Year Ended December 31,
	2022	2021	2020
(In thousands)
REVENUES
Service revenues	$446,518	$115,945	$93,682
Product revenues	99,741	28,086	27,243
Total revenues	546,259	144,031	120,925
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	375,136	108,939	107,258
Cost of products	87,555	26,646	31,976
Administrative	15,777	15,526	18,957
Salary, benefits and payroll taxes	35,830	28,151	20,138
Amortization of intangible assets	16,823	16,829	16,823
Goodwill and tradename intangible assets impairment	—	—	190,777
Total cost of revenues and operating expenses	531,121	196,091	385,929
Income (loss) from operations	15,138	(52,060)	(265,004)
OTHER (EXPENSE) INCOME, NET
Interest expense	(15,755)	(13,488)	(16,089)
Interest income	—	55	30
Change in fair value of warrant liabilities	54,400	(2,600)	(6,100)
Total other income (expense), net	38,645	(16,033)	(22,159)
Income (loss) before income tax expense	53,783	(68,093)	(287,163)
INCOME TAX EXPENSE	624	429	814
NET INCOME (LOSS)	$53,159	$(68,522)	$(287,977)
Adjusted EBITDA (1)	$50,384	$(18,946)	$(42,748)
Unlevered After-Tax Free Cash Flow (1)	$45,125	$(21,974)	$(45,015)
% Conversion	89.6%	116.0%	105.3%

	December 31,
	2022	2021	2020
Balance Sheet Data (In thousands):
Working Capital (2)	$15,068	$4,249	$1,659
Total Assets	717,435	688,868	702,279
Total Liabilities	351,626	394,964	381,451
Total Shareholders' Equity	365,809	293,904	320,828

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

The following table reconciles Net Income (Loss) to Adjusted EBITDA and Unlevered After-Tax Free Cash Flow for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net Income (Loss)	$53,159	$(68,522)	$(287,977)
Provision (Benefit) for Income Taxes	624	429	814
Interest Income	—	(55)	(30)
Interest expense and warrant issuance costs	15,755	13,488	16,089
Goodwill and trade name impairment charges	—	—	190,777
Depreciation & Amortization	22,353	22,468	24,453
Stock-based Compensation	12,893	10,646	4,950
Business Combination Costs (a)	—	—	1,619
Addback for Non-Cash Prepaid Expenses (b)	—	—	457
Change in fair value of warrant liabilities	(54,400)	2,600	6,100
Adjusted EBITDA	$50,384	$(18,946)	$(42,748)
Capital Expenditures	(4,825)	(2,868)	(2,132)
Cash Taxes (c)	(434)	(160)	(135)
Unlevered After-Tax Free Cash Flow	$45,125	$(21,974)	$(45,015)
% Conversion (d)	89.6%	116.0%	105.3%

(a)
Business Combination costs refers primarily to legal and advisory fees incurred by OneSpaWorld in connection with the Business Combination.
(b)
Addback for Non-Cash Prepaid Expenses refers to non-cash expenses incurred in connection with certain contracts.
(c)
Cash Taxes refers to cash taxes paid or payable.
(d)
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

The information for the years ended December 31, 2022, 2021 and 2020 is derived from OneSpaWorld’s audited consolidated financial statements and the notes thereto included elsewhere in this report.

Any reference to “OneSpaWorld” refers to OneSpaWorld Holdings Limited and our consolidated subsidiaries on a forward-looking basis.

Overview

During 2022, we continued to execute our resumption of our health and wellness centers operations on cruise ships and in destination resorts. As of December 31, 2022, 179 ships of our cruise line partners and 50 destination resort spas were operating. Despite the impacts of the recent pandemic on the travel leisure industry and our business, we believe we have certain strengths that have positioned us as a leader in the hospitality-based health and wellness industry and as a participant in the continued recovery of the cruise and hospitality industries.

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

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew almost all of our cruise line agreements that expired or were scheduled to expire. In August 2021, we extended our current agreement with Azamara through May 2026. In November 2022, we extended our current agreement with Norwegian Cruise Lines through December 2029 for all ships across their three brands. On land, we have longstanding relationships with the world’s leading destination hotel and resort operators, including Marriott, Hilton, Wyndham, Atlantis, ClubMed, Caesars Entertainment, Lotte, Loews, Four Seasons, and Mohegan Sun, among others.

Key Performance Indicators

In assessing the performance of our business, we consider several key performance indicators used by management. These key indicators include:

•
Period End Ship Count. The number of ships at period end on which we operate health and wellness centers. This is a key metric that impacts revenue and profitability.
•
Average Ship Count. The number of ships, on average during the period, on which we operate health and wellness centers. This is a key metric that impacts revenue and profitability and reflects the fact that during the period ships were in and out of service and is calculated by adding the total number of days that each of the ships generated revenue during the period, divided by the number of calendar days during the period.
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
•
Period End Resort Count. The number of destination resorts at period end on which we operate the health and wellness centers. This is a key metric that impacts revenue and profitability.
•
Average Resort Count. The number of destination resorts on average during the period on which we operate the health and wellness centers. This is a key metric that impacts revenue and profitability and reflects the fact that during the period destination resort health and wellness centers were in and out of service and is calculated by adding the total number of days that each destination resort health and wellness center generated revenue during the period, divided by the number of calendar days during the period.
•
Average Weekly Revenue Per Destination. A key indicator of productivity per destination resort health and wellness center. Revenue per destination resort health and wellness center in a period can be affected by the mix of U.S. and Caribbean and Asian centers for such period because U.S. and Caribbean centers are typically larger and produce substantially more revenues per center than Asian centers. Additionally, average weekly revenue can also be negatively impacted by renovations of our destination resort health and wellness centers.

Due to the impact of COVID-19 on our operations in 2020, the data for the year ended December 31, 2020 is not meaningful and not included. The following table sets forth the above key performance indicators for the periods presented:

	Year Ended December 31,
	2022	2021
Period End Ship Count	179	170
Average Ship Count	146	36
Average Weekly Revenue Per Ship	$66,494	$59,933
Average Revenue Per Shipboard Staff Per Day	$539	$492
Period End Resort Count	50	52
Average Resort Count	47	46
Average Weekly Revenue Per Destination Resort	$14,946	$12,175

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

Net income (loss). Net income (loss) consists of income (loss) from operations less other income (expense) and provision for income taxes.

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, but not limited to:

•
The impact of COVID-19. Our health and wellness centers onboard cruise ships and in select destination resorts were negatively impacted by, and are continuing to recover from, the COVID-19 pandemic.
•
The number of ships and destination resorts in which we operate health and wellness centers. Revenue is impacted by net new ship growth, ships out of service, unanticipated dry-docks, ships prevented from sailing due to outbreaks of illnesses, such as the recent pandemic, and the number of destination resort health and wellness centers operating in each period.
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

Results of Operations

Comparison of Results for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,

($ in thousands)	2022	% of Total Revenue	2021	% of Total Revenue
REVENUES
Service revenues	$446,518	81.7%	$115,945	80.5%
Product revenues	99,741	18.3%	28,086	19.5%
Total revenues	546,259	100.0%	144,031	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	375,136	68.7%	108,939	75.6%
Cost of products	87,555	16.0%	26,646	18.5%
Administrative	15,777	2.9%	15,526	10.8%
Salary, benefits and payroll taxes	35,830	6.6%	28,151	19.5%
Amortization of intangible assets	16,823	3.1%	16,829	11.7%
Total cost of revenues and operating expenses	531,121	97.2%	196,091	136.1%
Income (loss) from operations	15,138	2.8%	(52,060)	-36.1%
OTHER (EXPENSE) INCOME, NET
Interest expense	(15,755)	-2.9%	(13,488)	-9.4%
Interest income	—	0.0%	55	0.0%
Change in fair value of warrant liabilities	54,400	10.0%	(2,600)	-1.8%
Total other income (expense), net	38,645	7.1%	(16,033)	-11.1%
Income (loss) before income tax expense	53,783	9.8%	(68,093)	-47.3%
INCOME TAX EXPENSE	624	0.1%	429	0.3%
NET INCOME (LOSS)	$53,159	9.7%	$(68,522)	-47.6%

The results of operations for the year ended December 31, 2022 recovered from the material adverse impacts of COVID-19, which at its peak resulted in the cessation of operations of all of the Company’s health and wellness centers on board cruise ships and the closing of or substantial restrictions imposed on the operation of substantially all of the destination resort health and wellness centers at the end of first quarter 2020. As of December 31, 2022, our operations have resumed on 177 cruise ships and in 48 destination resorts, as compared to 118 cruise ships and 48 destination resorts as of December 31, 2021.

Revenues. Total revenues for the year ended December 31, 2022 were $546.3 million compared to $144.0 million in the year ended December 31, 2021. The revenues generated in the year ended December 31, 2022 were derived primarily from our 177 health and wellness centers onboard ships having resumed voyages and our health and wellness centers at 48 open and operating destination resorts. Total revenues for the year ended December 31, 2021 were negatively impacted by the COVID-19 pandemic and the resulting March 14, 2020 No Sail Order, with revenues derived primarily from health and wellness centers onboard 118 ships and in 48 destination resorts that were open and operating for partial periods during the twelve-month period and e-commerce Product sales through the Company’s timetospa.com website.

The break-down of revenue between service and product revenues was as follows:

•
Service revenues Service revenues for the year ended December 31, 2022 were $446.5 million, an increase of $330.6 million, or 285%, compared to $115.9 million for the year ended December 31, 2021.
•
Product revenues. Product revenues for the year ended December 31, 2022 were $99.7 million, an increase of $71.7 million, or 255%, compared to $28.1 million for the year ended December 31, 2021.

Cost of services. Cost of services for the year ended December 31, 2022 were $375.1 million, an increase of $266.2 million, or 244%, compared to $108.9 million for the year ended December 31, 2021. The increase was primarily attributable to costs associated with increased service revenues of $446.5 in the year ended December 31, 2022 from our operating health and wellness centers at sea and on land, compared with service revenues of $115.9 million in the year ended December 31, 2021 and increased costs related to the resumption of operations at our health and wellness centers at sea and on land.

Cost of products. Cost of products for the year ended December 31, 2022 were $87.6 million, an increase of $60.9 million, or 229%, compared to $26.6 million for the year ended December 31, 2021. The increase was primarily attributable to costs associated with increased product revenues of $99.7 million in the year ended December 31, 2022, compared to product revenues of $28.1 million in the year ended December 31, 2021 from our operating health and wellness centers at sea and on land.

Administrative. Administrative expenses for the year ended December 31, 2022 were $15.8 million, an increase of $0.3 million, or 2%, compared to $15.5 million for the year ended December 31, 2021.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the year ended December 31, 2022 were $35.8 million, an increase of $7.7 million, or 27%, compared to $28.2 million for the year ended December 31, 2021. The increase was primarily attributable to a $2.2 million increase in stock-based compensation to $12.9 million in the year ended December 31, 2022 and the measured increase in corporate head count to account for the return to sailing and lower corporate salaries in the year ended December 31, 2021 due to salary reductions and lower corporate headcount, which were implemented due to the COVID-19 pandemic.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2022 and 2021 were both $16.8 million, respectively.

Other income (expense), net. Other income (expense), net includes interest expense and changes in the fair value of the warrant liabilities. Interest expense for the year ended December 31, 2022 was $15.8 million, an increase of $2.3 million, or 17%, compared to $13.4 million for the year ended December 31, 2022. The increase in other income (expense), net was primarily attributable to the change in fair value of the outstanding warrants for the year ended December 31, 2022 compared to the year ended December 31, 2021. The change in fair value of the outstanding warrants during the year ended December 31, 2022 was a gain of $54.4 million compared to a loss of $2.6 million during the year ended December 31, 2021. The change in fair value of warrant liabilities is the result of changes in market prices deriving the value of the financial instruments.

Income tax expense. Income tax expenses for the year ended December 31, 2022 were $0.6 million, an increase of $0.2 million, or 45%, compared to $0.4 million for the year ended December 31, 2021. The increase was driven by higher income in taxable jurisdictions in the year ended December 31, 2022.

Net income. Net income for the year ended December 31, 2022 was $53.2 million, a change in the income (loss) of $121.7 million, or 178%, compared to a net loss of $68.5 million for the year ended December 31, 2021. The improvement in the year ended December 31, 2022 was primarily a result of the $67.2 million change in Income (loss) from operations derived from our 177 health and wellness centers onboard ships having resumed voyages and the change in the fair value of warrant liabilities. The change in fair value of the outstanding warrants during the year ended December 31, 2022 was a gain of $54.4 million compared to a loss of $2.6 million during the year ended December 31, 2022. The change in fair value of warrant liabilities is the result of changes in market prices deriving the value of the financial instruments.

Comparison of Results for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
($ in thousands)	2021	% of Total Revenue	2020	% of Total Revenue
REVENUES
Service revenues	$115,945	80.5%	$93,682	77.5%
Product revenues	28,086	19.5%	27,243	22.5%
Total revenues	144,031	100.0%	120,925	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	108,939	75.6%	107,258	88.7%
Cost of products	26,646	18.5%	31,976	26.4%
Administrative	15,526	10.8%	18,957	15.7%
Salary, benefits and payroll taxes	28,151	19.5%	20,138	16.7%
Amortization of intangible assets	16,829	11.7%	16,823	13.9%
Goodwill and tradename intangible assets impairment	—	0.0%	190,777	157.8%
Total cost of revenues and operating expenses	196,091	136.1%	385,929	319.1%
Loss from operations	(52,060)	-36.1%	(265,004)	-219.1%
OTHER EXPENSE, NET
Interest expense	(13,488)	-9.4%	(16,089)	-13.3%
Interest income	55	0.2%	30	0.1%
Change in fair value of warrant liabilities	(2,600)	-1.8%	(6,100)	-5.0%
Total other expense, net	(16,033)	-11.1%	(22,159)	-18.3%
Loss before income tax expense	(68,093)	-47.3%	(287,163)	-237.5%
INCOME TAX EXPENSE	429	0.3%	814	0.7%
NET LOSS	$(68,522)	-47.6%	$(287,977)	-238.1%

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

The break-down of revenue between service and product revenues was as follows:

•
Service revenues. Service revenues for the year ended December 31, 2021 were $115.9 million, an increase of $22.2 million, or 24%, compared to $93.7 million for the year ended December 31, 2020. The year ended December 31, 2020 included revenues before COVID-19 was declared a pandemic on March 10, 2020. The year ended December 31, 2021 included revenues related to the resumption of service at our destination resort health and wellness centers and 118 of our health and wellness centers onboard ships which had resumed operation as of December 31, 2021, with the majority of those coming into service in the third and fourth quarters.
•
Product revenues. Product revenues for the year ended December 31, 2021 were $28.1 million, a decrease of $0.9 million, or 3%, compared to $27.2 million for the year ended December 31, 2020. The year ended December 31, 2020 included revenues before COVID-19 was declared a pandemic on March 10, 2020. The year ended December 31, 2021 included product sales revenues related to the resumption of service at our destination resort health and wellness centers and 118 of our health and wellness centers onboard ships which had resumed operation as of December 31, 2021, with the majority of those coming into service in the third and fourth quarters.

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

Administrative. Administrative expenses for the year ended December 31, 2021 were $15.5 million, a decrease of $3.5 million, or 18%, compared to $19.0 million for the year ended December 31, 2020. The decrease was primarily attributable to a reduction in costs of recruitment and training of onboard staff as a result of the COVID-19 pandemic, structural cost savings implemented by management, and higher professional fees in 2020.

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

Other (expense), net. Other (expense), net includes interest expense and warrants issuance costs, interest income and changes in the fair value of the warrant liabilities. Interest expense and warrants issuance cost for the year ended December 31, 2021 were $13.5 million, a increase of $2.6 million, or 16%, compared to $16.1 million for the year ended December 31, 2020. The increase was primarily attributable to the $1.4 million warrant issuance costs during the year ended December 31, 2020. During the year ended December 31, 2021 the change in fair value of the outstanding warrants was a loss of $2.6 million compared to a loss of $6.1 million during the year ended December 31, 2020. The change in fair value of warrants is the result of changes in market prices deriving the value of the financial instruments.

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

Liquidity and Capital Resources

Overview

With the onset of COVID-19, we took prudently aggressive actions to increase our financial flexibility by securing and reallocating capital resources, including: (i) eliminating all non-essential operating and capital expenditures, (ii) withdrawing the Company dividend program until further notice, (iii) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors, (iv) the completion of the 2020 Private Placement on June 12, 2020; (v) borrowing $7 million, net, on our first lien revolving facility, leaving $13 million available and undrawn; and (vi) entering into an agreement to allow for the Company to operate its ATM Program, which permitted the Company to sell, from time to time, common shares up to an aggregate offering price of $50.0 million, pursuant to which, as of July 31, 2022, shares representing approximately $10 million remained available for sale under the Agreement, and which Agreement was terminated by the Company on August 1, 2022. We have historically funded our operations with cash flow from operations, except prior to March 19, 2019 with respect to certain expenses and operating costs that had been paid prior to the Business Combination by Steiner Leisure Limited (“Steiner Leisure”) on our behalf, and, when needed, with borrowings under our credit facility. Steiner Leisure has paid on our behalf expenses associated with the allocation of Steiner Leisure corporate overhead and costs associated with the purchase of products from related parties and forgiven by Steiner Leisure. Historical operating cash flows exclude the expenses and operating costs of Steiner Leisure's operating business acquired during the Business Combination paid by Steiner Leisure on our behalf. Consequently, our combined historical cash flows may not be indicative of cash flows had we been a separate stand-alone entity, or of our future cash flows.

Our results continued to experience significant recovery during the year ended December 31, 2022 when compared to the prior year period, building upon the positive net operating cash flows we began to generate for the first time since the onset of COVID-19 in the second quarter of 2022. Taking into account the actions described above and our current resources, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next 12 months and comply with all debt covenants as required by our debt agreements. Our principal uses for liquidity have been debt service and working capital.

Cash Flows

The following table shows summary cash flow information for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,159	$(68,522)	(287,977)
Depreciation and amortization	22,353	22,468	24,453
Goodwill and trade name impairment charges	—	—	190,777
Stock-based compensation	12,893	10,646	4,950
Amortization of deferred financing costs	1,103	1,026	1,026
Warrant issuance costs	—	—	1,386
Change in fair value of warrant liabilities	(54,400)	2,600	6,100
Provision for doubtful accounts	18	453	172
Inventories impairment charges	—	3,977	6,000
Loss from write-offs of property and equipment	10	177	90
Deferred income taxes	(181)	89	1,575
Change in working capital	(10,192)	(8,018)	14,898
Net cash provided by (used in) operating activities	24,763	(35,104)	(36,550)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,825)	(2,868)	(2,132)
Net cash used in investing activities	(4,825)	(2,868)	(2,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2020 private placement, net of issuance costs paid	—	—	68,602
Proceeds from At-the Market Equity Offering, net of issuance costs paid	—	27,474	11,090
Proceeds from the term loan and revolver facilities	—	—	20,000
Proceeds from exercise of public warrants	59	—	—
Repayment on term loan and revolver facilities	(18,776)	—	(13,000)
Dividend paid on common stock	—	—	(2,445)
Purchase of public warrants	—	—	(879)
Distribution to noncontrolling interest	—	—	(4,011)
Cash paid to acquire noncontrolling interest	—	—	(10,810)
Net cash provided (used in) by financing activities	(18,717)	27,474	68,547
Effect of exchange rate changes on cash	(792)	(117)	(280)
Net increase (decrease) in cash and cash equivalents and restricted cash	429	(10,615)	29,585
Cash and cash equivalents and restricted cash, Beginning of period	32,833	43,448	13,863
Cash and cash equivalents and restricted cash, End of period	$33,262	$32,833	$43,448

Comparison of Results for the Years Ended December 31, 2022 and 2021

Operating activities. Our net cash provided by (used in) operating activities for year ended December 31, 2022 and 2021 were $24.8 million and $(35.1) million, respectively. The year ended December 31, 2022 net operating cash flows were significantly impacted by the ongoing resumption of our health and wellness operation onboard vessels and in destination resorts. In the year ended December 31, 2021, the Company incurred a deficit in net cash provided by (used in) operating activities, as the Company had substantially reduced revenues from operations onboard cruise ships and substantially reduced revenues from operations in destination resorts due to the COVID-19 pandemic, while still incurring operating expenses.

Investing activities. Our net cash used in investing activities for the year ended December 31, 2022 and 2021 were $(4.8) million and $(2.9) million, respectively. In the year ended ended December 31, 2022, the Company incurred more capital expenditures than in the year ended December 31, 2021, during which the Company incurred more limited capital expenditures due to the COVID-19 pandemic.

Financing activities. Our net cash provided by financing activities for the year ended December 31, 2022 and 2021 were $(18.7) million and $27.5 million, respectively. For the year ended December 31 2022, the Company repaid $11.8 million on the term loan facilities, $7.0 million on the revolving facility and received proceeds from the exercise of public warrants of $0.059 million. For the year ended December 31, 2021, the Company sold 2.6 million common shares under the ATM Program, resulting in $27.5 million in net proceeds.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations and that require the most difficult, subjective and complex judgments. This discussion is not intended to be a comprehensive description of all accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management’s judgment in their application. The impact on our business operations and any associated risks related to these policies is discussed under results of operations, below, where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other significant accounting policies, please see Note 2 in the Notes to the Consolidated Financial Statements. Note that our preparation of our consolidated financial statements included in this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will be consistent with those estimates. Our consolidated financial statements include the assets, liabilities, revenues and expenses specifically related to our operations. We believe the assumptions and allocations underlying the accompanying consolidated financial statements and notes to the consolidated financial statements are reasonable, appropriate, and consistently applied for the periods presented.

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

Cost of Revenues. We make certain assumptions to allocate cost of revenues, which includes:

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

Inventories. Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for resale for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated net realizable value. The Company’s evaluation of net realizable value requires judgment and is based on specific assumptions. The establishment of inventory reserves involves the estimate of the amount of inventories that will be used in health and wellness services on cruises when they return to sailing, which is uncertain and dependent on our cruise line partners and their customers who use our services. No inventory reserve was recorded during the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, we recorded inventory impairment charges of $4.0 million (of which approximately $2.0 million was recorded in the three months ended December 31, 2021) and $6.0 million, respectively, for the decline in the net realizable value of inventories, which is included in Cost of products in the accompanying consolidated statement of operations. This loss principally is the result of excess, slow-moving, expiration of products and damaged inventories held at our Maritime segment caused by the cessation of our cruise line partners’ operations and, consequently, our Maritime segment operations, due to the COVID-19 pandemic. The establishment of inventory reserves involved estimating the amount of inventories that would be sold at or used in health and wellness services on cruises when they returned to sailing, which was uncertain and dependent on our cruise line partners and its customers that use our services and purchase our products. There was no incremental impairment during 2022.

Goodwill and Indefinite-Lived Intangible Assets. In 2020, our goodwill was fully impaired as we concluded the fair value was below carrying value, which fully wrote off our Goodwill carrying value. Trade name represents our identifiable intangible asset not subject to amortization and is assessed for impairment annually each October or, more frequently, when events or circumstances dictate an interim test is necessary. The impairment assessment for trade name allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative trade name impairment test. We would perform the quantitative test if our qualitative assessment determined it was more-likely-than-not that the trade name is impaired. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, and historical company performance in assessing fair value. Our trade name would be considered impaired if its carrying value exceeds their estimated fair value. We recognized an impairment charge of $0.7 million during the year ended December 31, 2020. As of October 1, 2022 and 2021, we performed our annual trade name indefinite-lived intangible asset impairment quantitative test and determined there was no incremental impairment. The trade name was valued through application of the relief from royalty method. Under this method, a royalty rate is applied to the revenues associated with the trade name to capture value associated with use of the name as if licensed. The resulting royalty savings are then discounted to present fair value at rates reflective of the risk and return expectations of the interests to derive its fair value as of the impairment testing date.

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

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation, global health, including epidemics or pandemics, and customer preferences. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent. Such a slowdown could adversely affect our results of operations and financial condition. The COVID-19 pandemic negatively impacted our business, operations, results of operations and financial condition in 2021. Recurrence of the more severe aspects of the recent adverse economic conditions, as well as periods of inflation, interest rate increases, and fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

U.S. Tax Reform and Recent Tax Legislation

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in response to the COVID-19 pandemic and includes certain business and economic provisions. As a result, during 2020, the Company deferred $421,356 in payroll taxes. During 2021, the Company took the benefit of the employer retention credits. As of December 31, 2022, the Company did not have any material deferred employer retention credits available. Additionally, the Consolidated Appropriations Act (“CAA”), enacted on December 27, 2020, which extended and modified certain provisions under the CARES Act, introduced new relief provisions, and extended or made permanent certain tax provisions set to expire after December 31, 2020 through 2021. The outcome was not material to the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Concentration of credit risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2022 and 2021, none of the destination resort spas we served represented greater than 10% of our accounts receivable. As of December 31, 2022 and 2021, respectively, three of the cruise lines we served represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. We record an allowance for doubtful accounts with respect to accounts receivable using historical collection experience, and generally an account receivable balance is written off once it is determined to be uncollectible. We review the historical collection experience and consider other facts and circumstances and adjust the calculation to record an allowance for doubtful accounts as appropriate. If our current collection trends were to differ significantly from historic collection experience, we would make a corresponding adjustment to the allowance. The allowance for doubtful accounts was $0.1 million and $0.5 million as of December 31, 2022 and 2021, respectively. Bad debt expense is included within administrative operating expenses in the consolidated statements of operations and was zero million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated March 3, 2023 are filed as part of this report, beginning on page F-l.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. We carried out an evaluation, under the supervision, and with the participation, of, our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding such required disclosure.

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

Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is contained under the caption “Corporate Governance” in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2022 (the 2023 Proxy Statement) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is contained under the captions “Compensation of Directors and Executive Officers” and “Corporate Governance” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item 12 is contained under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is contained under the caption “Corporate Governance” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is contained under the caption “Proposals to be Voted On —Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following report and Consolidated Financial Statements are filed as part of this report beginning on page F-l, pursuant to Item 8.

Audited Consolidated Financial Statements for OneSpaWorld Limited and Subsidiaries

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements.

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

2.2

Amendment No. 1 to Business Combination Agreement, dated as of January 7, 2019, by and between, Steiner Leisure Limited and Haymaker Acquisition Corp. (incorporated by reference to Annex A-2 to the proxy statement/prospectus, forming a part of the Registration Statement on Form S-4 (File No. 333-228359) filed on February 14, 2019).

3.1	Amended and Restated Memorandum of Association and Articles of Association OneSpaWorld Holdings Limited (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 25, 2019).

3.2

Third Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of OneSpaWorld Holdings Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2020).

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

10.4

Second Amended and Restated Registration Rights Agreement, dated as of June 12, 2020, by and among OneSpaWorld Holdings Limited, Steiner Leisure Limited, and the investors named on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 15, 2020).

10.5

Amended and Restated Warrant Agreement, by and between OneSpaWorld Holdings Limited and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.5 to Form 8-K filed on March 25, 2019).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-4 filed on January 22, 2019).

10.7

Investment Agreement, dated as of April 30, 2020, by and among OneSpaWorld Holdings Limited and the investors named thereto (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2020).

10.8

Governance Agreement, dated as of June 12, 2020, by and among OneSpaWorld Holdings Limited, Steiner Leisure Limited and, solely for purposes of Section 18 thereof, Haymaker Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2020).

10.9†	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 25, 2019).

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

10.15†

Form of OneSpaWorld Holdings Limited October 2020 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 dated and filed October 13, 2020).

10.16†	Form of OneSpaWorld Holdings Limited December 2021 Performance Stock Unit Award Agreement for 2021 Awards.

21.1*	Subsidiaries of OneSpaWorld Holdings Limited.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.

* Filed herewith.

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Stephen B. Lazarus
Name: Stephen B. Lazarus
Title: Chief Financial Officer and Chief Operating Officer
Date:	March 3, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Leonard Fluxman Leonard Fluxman	Executive Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2023

/s/ Stephen B. Lazarus Stephen B. Lazarus	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 3, 2023

/s/ Steven J. Heyer Steven J. Heyer	Lead Director	March 3, 2023

/s/ Maryam Banikarim Maryam Banikarim	Director	March 3, 2023

/s/ Glenn J. Fusfield Glenn J. Fusfield	Director	March 3, 2023

/s/ Adam Hasiba Adam Hasiba	Director	March 3, 2023

/s/ Andrew R. Heyer Andrew R. Heyer	Director	March 3, 2023

/s/ Marc Magliacano Marc Magliacano	Director	March 3, 2023

/s/ Walter F. McLallen Walter F. McLallen	Director	March 3, 2023

/s/ Stephen W. Powell Stephen W. Powell	Director	March 3, 2023
/s/ Jeffrey E. Stiefler Jeffrey E. Stiefler	Director	March 3, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of OneSpaWorld Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneSpaWorld Holdings Limited and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

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
March 3, 2023

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
ASSETS	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$32,064	$30,937
Restricted cash	1,198	1,896
Accounts receivable, net	33,558	19,480
Inventories, net	39,835	29,483
Prepaid expenses	7,084	6,574
Other current assets	4,154	577
Total current assets	117,893	88,947
Property and equipment, net	14,517	14,107
Operating lease right-of-use assets, net	13,932	—
Intangible assets, net	565,467	582,290
OTHER ASSETS:
Deferred tax assets	227	70
Other non-current assets	5,399	3,454
Total other assets	5,626	3,524
Total assets	$717,435	$688,868
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$24,124	$15,846
Accrued expenses	39,999	32,232
Current portion of operating leases	2,239	—
Current portion of long-term debt	2,085	1,776
Other current liabilities	1,116	2,011
Total current liabilities	69,563	51,865
Deferred rent	—	341
Income tax contingency	3,912	4,129
Warrant liabilities	52,900	107,300
Other long-term liabilities	2,449	2,646
Long-term operating leases	12,101	—
Long-term debt, net	210,701	228,683
Total liabilities	351,626	394,964
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 79,544,055 shares issued and outstanding at December 31, 2022 and 78,422,887 shares issued and outstanding at December 31, 2021	8	8
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 13,421,914 shares issued and outstanding at both December 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	700,612	687,660
Accumulated deficit	(338,609)	(391,768)
Accumulated other comprehensive income (loss)	3,797	(1,997)
Total shareholders' equity	365,809	293,904
Total liabilities and shareholders' equity	$717,435	$688,868

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
REVENUES
Service revenues	$446,518	$115,945	$93,682
Product revenues	99,741	28,086	27,243
Total revenues	546,259	144,031	120,925
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	375,136	108,939	107,258
Cost of products	87,555	26,646	31,976
Administrative	15,777	15,526	18,957
Salary, benefits and payroll taxes	35,830	28,151	20,138
Amortization of intangible assets	16,823	16,829	16,823
Goodwill and tradename intangible assets impairment	—	—	190,777
Total cost of revenues and operating expenses	531,121	196,091	385,929
Income (loss) from operations	15,138	(52,060)	(265,004)
OTHER (EXPENSE) INCOME, NET
Interest expense and warrant issuance costs	(15,755)	(13,488)	(16,089)
Interest income	—	55	30
Change in fair value of warrant liabilities	54,400	(2,600)	(6,100)
Total other income (expense), net	38,645	(16,033)	(22,159)
Income (loss) before income tax expense	53,783	(68,093)	(287,163)
INCOME TAX EXPENSE	624	429	814
NET INCOME (LOSS)	$53,159	$(68,522)	$(287,977)
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE
Basic	$0.57	$(0.76)	$(3.87)
Diluted	$0.49	$(0.76)	$(3.87)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	92,507	90,134	74,359
Diluted	95,105	90,134	74,359

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$53,159	$(68,522)	$(287,977)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(556)	(113)	(377)
Cash flows hedges:
Net unrealized gain (loss) on derivative	6,536	1,684	(7,215)
Amount realized and reclassified into earnings	(186)	1,907	1,398
Total other comprehensive income (loss), net of tax	5,794	3,478	(6,194)
Total Comprehensive income (loss)	$58,953	$(65,044)	$(294,171)

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total OneSpaWorld Shareholders’ Equity	Noncontrolling Interest	Total
BALANCE, December 31, 2019	61,119	—	$6	$616,888	$719	$(35,269)	$582,344	$8,124	$590,468
Net loss	—	—	—	—	—	(287,977)	(287,977)	—	(287,977)
2020 Private Placement, net of issuance costs	6,564	17,186	3	53,404	—	—	53,407	—	53,407
Reclassification of public warrants to liabilities	—	—	—	(26,500)	—	—	(26,500)	—	(26,500)
At-the- Market Equity Offering, net of issuance costs	1,259	—	—	10,823	—	—	10,823	—	10,823
Stock-based compensation	—	—	—	4,950	—	—	4,950	—	4,950
Foreign currency translation adjustment	—	—	—	—	(377)		(377)	—	(377)
Common shares issued under equity incentive plan	251	—	—	—	—	—	—	—	—
Unrecognized loss on derivatives	—	—	—	—	(5,817)	—	(5,817)	—	(5,817)
Dividends declared	—	—	—	(2,449)	—	—	(2,449)	—	(2,449)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,011)	(4,011)
Purchase of noncontrolling interest	99	—	—	(6,697)	—	—	(6,697)	(4,113)	(10,810)
Purchase of public warrants	—	—	—	(879)	—	—	(879)	—	(879)
BALANCE, December 31, 2020	69,292	17,186	9	649,540	(5,475)	(323,246)	320,828	—	320,828
Net loss	—	—	—	—	—	(68,522)	(68,522)	—	(68,522)
Stock-based compensation	—	—	—	10,646	—	—	10,646	—	10,646
Foreign currency translation adjustment	—	—	—	—	(113)	—	(113)	—	(113)
Unrecognized gain on derivatives	—	—	—	—	3,591	—	3,591	—	3,591
At-The Market Equity Offering, net of issuance costs	2,614	—	—	27,474	—	—	27,474	—	27,474
Common shares issued under equity incentive plan	1,148	—	—	—	—	—	—	—	—
Conversion of deferred shares into common shares	1,600	—	—	—	—	—	—	—	—
Conversion of non-voting common shares into voting common shares	3,764	(3,764)	—	—	—	—	—	—	—
Conversion of public warrants into common shares	5	—	—	—	—	—	—	—	—
BALANCE, December 31, 2021	78,423	13,422	9	687,660	(1,997)	(391,768)	293,904	—	293,904
Net income	—	—	—	—	—	53,159	53,159	—	53,159
Stock-based compensation	—	—	—	12,893	—	—	12,893	—	12,893
Foreign currency translation adjustment	—	—	—	—	(556)	—	(556)	—	(556)
Unrecognized gain on derivatives	—	—	—	—	6,350	—	6,350	—	6,350
Proceeds from 2021 exercise of public warrants	—	—	—	59	—	—	59	—	59
Common shares issued under equity incentive plan	1,121	—	—	—	—	—	—	—	—
BALANCE, December 31, 2022	79,544	13,422	$9	$700,612	$3,797	$(338,609)	$365,809	$—	$365,809

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,159	$(68,522)	$(287,977)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,353	22,468	24,453
Goodwill and trade name impairment charges	—	—	190,777
Stock-based compensation	12,893	10,646	4,950
Amortization of deferred financing costs	1,103	1,026	1,026
Warrant issuance costs	—	—	1,386
Change in fair value of warrant liabilities	(54,400)	2,600	6,100
Provision for doubtful accounts	18	453	172
Inventories impairment charges	—	3,977	6,000
Loss from write-offs of property and equipment	10	177	90
Deferred income taxes	(181)	89	1,575
Changes in:
Accounts receivable	(14,096)	(16,939)	27,347
Inventories	(10,352)	(6,260)	2,866
Prepaid expenses	(510)	376	705
Other current assets	(460)	1,013	725
Other non-current assets	55	375	(2,974)
Accounts payable	8,278	7,245	(14,836)
Accrued expenses	6,567	6,471	1,538
Other current liabilities	242	(94)	(139)
Income taxes payable	—	—	(900)
Income tax contingency	17	(263)	443
Deferred rent	67	58	123
Net cash provided by (used in) operating activities	24,763	(35,104)	(36,550)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,825)	(2,868)	(2,132)
Net cash used in investing activities	(4,825)	(2,868)	(2,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2020 private placement, net of issuance costs paid	—	—	68,602
Proceeds from At-the Market Equity Offering, net of issuance costs paid	—	27,474	11,090
Proceeds from the term loan and revolver facilities	—	—	20,000
Proceeds from exercise of public warrants	59	—	—
Dividend paid on common stock	—	—	(2,445)
Purchase of public warrants	—	—	(879)
Repayment on term loan and revolver facilities	(18,776)	—	(13,000)
Distributions to noncontrolling interest	—	—	(4,011)
Cash paid to acquire noncontrolling interest	—	—	(10,810)
Net cash (used in) provided by financing activities	(18,717)	27,474	68,547
Effect of exchange rate changes on cash	(792)	(117)	(280)
Net increase (decrease) in cash and cash equivalents and restricted cash	429	(10,615)	29,585
Cash and cash equivalents and restricted cash, Beginning of period	32,833	43,448	13,863
Cash and cash equivalents and restricted cash, End of period	$33,262	$32,833	$43,448

CONSOLIDATED A STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31,
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	2022	2021	2020
Cash paid during the period for:
Income taxes	$434	$160	$115
Interest	$14,008	$12,567	$11,730
Non-cash transactions:
Initial measurement of warrants accounted for as a liability	$—	$—	$16,200
Unpaid declared dividends	$—	$—	$2,449
Common stock issued to purchase noncontrolling interest	$—	$—	$1,507
2020 Private Placement issuance cost accrued	$—	$—	$381
At-the Market Equity Offering issuance cost accrued	$—	$—	$267

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

OSW is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and OneSpaWorld Marks Limited (formerly known as Steiner Marks Limited), (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC (subsequently dissolved), Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., OneSpaWorld Resort Spas (North Carolina), Inc. (formerly known as Steiner Resort Spas (North Carolina), Inc.), OSW SoHo LLC, OSW Distribution LLC, World of Wellness Training Limited (formerly known as Steiner Training Limited), STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited (formerly known as STO Medispa Limited), Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited (subsequently dissolved), The Onboard Spa by Steiner (Shanghai) Co., Ltd. (subsequently dissolved), Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C. (subsequently dissolved), Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl (subsequently dissolved), Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, and Mandara Spa (Fiji) Limited (subsequently dissolved), (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure (the noncontrolling interest in which was subsequently purchased by OneSpaWorld), and (iv) the timetospa.com website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.), subsequently transferred to OneSpaWorld.

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

2. Summary of Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Principles Combination

The accompanying consolidated financial statements include the consolidated balance sheet and statements of operations, comprehensive income (loss), equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our financial position, results of operations and cash flows.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restatement

On May 10, 2021, the Company amended its 2020 Form 10-K (“Form 10-K/A”) to restate previously issued consolidated financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020, and the Period from March 20, 2019 to December 31, 2019. The restatement related to accounting for warrants incorrectly as components of equity as opposed to liabilities. Refer to the Form 10-K/A filed on May 10, 2021 for additional information regarding the restatement.

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

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheet as of December 31, 2022 and 2021, to the total amount presented in our consolidated statements of cash flows for years ended December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$32,064	$30,937
Restricted cash	1,198	1,896
Total cash and restricted cash in the consolidated statement of cash flows	$33,262	$32,833

Inventories

Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for resale for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No inventory reserve was recorded during the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, we recorded inventory impairment charges of $4.0 million (of which approximately $2.0 million was recorded in the three months ended December 31, 2021) and $6.0 million, respectively, for the decline in the net realizable value of inventories, which is included in Cost of products in the accompanying consolidated statement of operations. This impairment charge principally was the result of excess, slow-moving, expiration of products and damaged inventories held at our Maritime segment caused by the cessation of our cruise line partners operations and, consequently, our Maritime segment operations due to the coronavirus ("COVID-19") pandemic. The establishment of inventory reserves involved estimating the amount of inventories that would be sold at or used in health and wellness services on cruises when they returned to sailing, which was uncertain and dependent on our cruise line partners and its customers that use our services and purchase our products. There was no incremental impairment during 2022. The activity in the Company’s inventory reserve is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$(5,870)	$(6,000)	$-
Impairment charges	-	(3,977)	(6,000)
Write-offs	5,870	4,107	-
Ending balance	$-	$(5,870)	$(6,000)

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. In 2020, our goodwill was fully impaired as we concluded the fair value was below carrying value.

Trade name represents our Identifiable intangible asset not subject to amortization and is assessed for impairment annually each October or, more frequently, when events or circumstances dictate an interim test is necessary. The impairment assessment for trade name allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative trade name impairment test. We would perform the quantitative test if our qualitative assessment determined it was more-likely-than-not that the trade name is impaired. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, and historical company performance in assessing fair value. Our trade name would be considered impaired if its carrying value exceeds their estimated fair value.

No impairment was recorded for the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, we recognized a goodwill and trade name impairment charges of $190.1 million and $0.7 million, respectively, based on the interim impairment tests performed as of March 31, 2020. See Note 4 – “Goodwill and Intangible Assets” and “Note 15 – “Fair Value Measurement and Derivatives” for further details.

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

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in administrative expenses. The shipping and handling costs included in administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 were $0.2 million, $0.04 million and $0.04 million, respectively.

Lease Concessions

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

Most of our destination resorts agreements require the payment of rent based on a percentage of our revenues with others having fixed rent. We have received lease concessions from certain destination resorts where a fixed rent is required, in the form of rent deferrals and forgiveness during the year ended December 31, 2020. We have elected not to account for these rent concessions as lease modifications. The recognition of these rent concessions did not have a material impact on our consolidated statement of operations during the year ended December 31, 2020. No lease concessions were received during the years ended December 31, 2022 and 2021.

Advertising

Substantially all of the Company’s advertising costs are charged to expense as incurred, except costs that result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising expenses included in cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 were $2.1 million, $1.5 million and $2.4 million, respectively.

Share-Based Compensation

The Company recognizes expense for our share-based compensation awards using a fair-value-based method. Share-based compensation expense is recognized over the requisite service period for awards that are based on a service period and not contingent upon any future performance. Share-based compensation expense is included within salary, benefits and payroll taxes expense in the consolidated statements of operations. We elected to treat shared-based awards with only service conditions and graded vesting features as a single award and recognize stock-based compensation expense on a straight-line basis. Share-based awards with performance and graded vesting features are expensed using the accelerated attribution method. We recognize forfeitures as they occur rather than estimating them over the life of the award. See Note 10 – “Stock Based Compensation” for further details.

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

Warrant Accounting

We account for common stock warrants in accordance with applicable guidance provide in ASC Topic 815 as either liability or equity instruments depending on the specific terms of the warrant agreement. We evaluated the warrants under this guidance and concluded that they do not meet the criteria to be classified in shareholders’ equity in all periods presented. Accordingly, the warrants are classified as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2022 and 2021. The change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive income (loss).

Income Taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax purposes and accounting purposes, respectively. These differences result in deferred income tax assets and liabilities which are included in the accompanying consolidated balance sheet as of December 31, 2022 and 2021. Deferred taxes are recorded using the currently enacted tax rates that applied in the periods that the differences are expected to reverse. The Company must then assess the likelihood that its deferred income tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, the Company must establish a valuation allowance. With respect to acquired deferred tax assets, changes within the measurement period, under ASC Topic 805, Business Combinations, that result from new information about facts and circumstances that existed at the acquisition date shall be recognized through a corresponding adjustment to goodwill. Subsequent to the measurement period, all other changes shall be reported as a reduction or increase to income tax expense in the Company’s consolidated statement of operations for the years ended December 31, 2022, 2021 and 2020.

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

Earnings (Loss) Per Share

As discussed in Note 9 – “Equity”, the Company has two classes of common stock, Voting and Non-Voting. Shares of Non-Voting common stock are in all respects identical to and treated equally with shares of Voting common stock except for the absence of voting rights. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for the change in fair value of warrant liabilities, if the impact is dilutive, by the weighted average number of diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares, and contingently issuable shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, if their effect is anti-dilutive. The Company has not presented income (loss) per share under the two-class method, because the income (loss) per share are the same for both Voting and Non-Voting common stock since they are entitled to the same liquidation and dividend rights.

The following table provides details underlying OneSpaWorld’s income (loss) per basic and diluted share calculation (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$53,159	$(68,522)	$(287,977)
Gain on fair value of in-the-money warrant liabilities:	(6,400)	-	-
Net income (loss), adjusted for change in fair value of warrants for diluted earnings per share	$46,759	$(68,522)	$(287,977)
Denominator:
Weighted average shares outstanding – Basic	92,507	90,134	74,359
Dilutive effect of 2020 PIPE Warrants	1,914	-	-
Dilutive effect of stock-based awards	684	-	-
Diluted (a)	95,105	90,134	74,359
Net Income (loss) per voting and non-voting share
Basic	$0.57	$(0.76)	$(3.87)
Diluted	$0.49	$(0.76)	$(3.87)

(a) During the years ended December 31, 2021 and 2020, potential common shares under the treasury stock method were antidilutive because the Company reported a net loss in this period and the effect of the change in the fair value of warrants was antidilutive. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to stock options, warrants, deferred shares and restricted stock.

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share (in thousands):

	Year Ended December 31,
	2022	2021	2020
Common share warrants (a)	24,145	29,145	26,974
Deferred shares	-	-	3,840
Employee stock options	-	-	4,376
Restricted share units	511	1,499	702
Performance stock units	312	1,227	589
	24,968	31,871	36,481

(a)
Includes all Public, Sponsor and 2020 PIPE Warrants.

Foreign Currency Transactions

For currency exchange rate purposes, assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates, and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive loss caption of the Company’s balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the administrative expenses caption of the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 were $0.3 million, $(0.2) million and $(0.07) million, respectively.

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

Actual results could differ from those estimates. Significant estimates include the valuation of certain assets acquired in the Business Combination, assessment of net realizable value of inventories, the recovery of long-lived assets and other intangible assets, the determination of deferred income taxes including valuation allowances, the useful lives of definite-lived intangible assets, the fair value of warrants, contingencies and property and equipment.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. As of December 31, 2022, and 2021, the Company had three cruise companies that represented greater than 10% of accounts receivable. The Company does not normally require collateral or other security to support normal credit sales. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company records an allowance for doubtful accounts with respect to accounts receivable using historical collection experience, and generally, an account receivable balance is written off once it is determined to be uncollectible. The Company reviews the historical collection experience and considers other facts and circumstances and adjusts the calculation to record an allowance for doubtful accounts as appropriate. If the Company’s current collection trends were to differ significantly from historic collection experience, the Company would make a corresponding adjustment to the allowance. The allowance for doubtful accounts was $0.1 million and $0.5 million as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021 and 2020, allowance for doubtful account expense amounted to $0.02, $0.5 million and $0.2 million, respectively. Allowance for doubtful accounts expense is included within administrative operating expenses in the accompanying consolidated statements of operations.

The activity in the Company’s allowance for doubtful accounts is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$(497)	$(44)	$(10)
Provision for doubtful accounts	(18)	(453)	(172)
Write-offs	399	-	138
Ending balance	$(116)	$(497)	$(44)

Adoption of Accounting Pronouncements

On January 1, 2022, we adopted the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) using the modified retrospective approach and elected the optional transition method, which allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption, we applied the guidance to all existing leases. For leases with a term greater than 12 months, the new guidance requires the lease rights and obligations arising from the leasing arrangements, including operating leases, to be recognized as assets and liabilities on the balance sheet. Upon adoption of the new guidance, the most significant impact was the recognition of right-of-use assets and lease liabilities relating to operating leases in the amounts of $16.0 million and $16.3 million, respectively, reported within Operating lease right-of-use assets and Long-term operating lease liabilities, respectively, with the current portion of the liability reported within Current portion of operating leases liabilities, in our consolidated balance sheet as of January 1, 2022. Another $0.3 million was reclassified to the operating right-of-use assets from liability accounts relating to the existing leases. There was no cumulative effect of applying the new standard and accordingly there was no adjustment to our retained earnings upon adoption. The comparative information presented has not been recast and continues to be reported under the accounting standards in effect for those periods. For further information on leases, see Note 6- "Leases". This guidance did not have any impact to our consolidated statements of operations, comprehensive income (loss), consolidated statements of cash flows and our debt-covenants calculations under our current agreements. The adoption does not change the timing, classification or amount of expense recognized in our consolidated financial statements nor does it change the timing, classification or amount of cash payments included within the consolidated statement of cash flows.

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

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. The ASUs may be applied through December 31, 2022 and is applicable to our interest rate swap contract and hedging relationship that reference LIBOR. In December 2022, the FASB issued ASU 2022-06, which extended the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently assessing the expected impact of the future adoption of this guidance, that is, the eventual replacement of the LIBOR benchmark interest rate on its consolidated financial statements.

In August 2020, The FASB issued ASU No. 2020-06, Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity's Own Equity, which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is required to be adopted by us after December 15, 2023 and must be applied using either a modified or full retrospective approach. The Company is currently assessing the expected impact of the future adoption of this guidance.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands, except useful life):

		As of December 31,
	Useful Life in years	2022	2021
Furniture and fixtures	5 – 7	$6,856	$4,733
Computers and equipment	3 – 8	11,237	9,214
Leasehold improvements	Shorter of remaining lease term or useful life	17,629	17,166
		35,722	31,113
Less: Accumulated depreciation and amortization		(21,205)	(17,006)
		$14,517	$14,107

Depreciation and amortization expense for years ended December 31, 2022, 2021 and 2020 was $4.4 million, $5.7 million and $7.6 million, respectively.

4. Goodwill and Intangible Assets

As a result of the effect of COVID-19 on our expected future operating cash flows and our evaluation of the economic and market conditions, and its impact on the Company’s common share price, we concluded it is more likely than not that the trade name indefinite-lived intangible asset and goodwill were impaired and performed, including work performed by third-party valuation specialists, interim impairment tests as of March 31, 2020. As a result, we concluded that the goodwill of $174.2 million and $15.9 million associated with the Maritime and Destination Resorts reporting units, respectively, was fully impaired as of March 31, 2020, which fully wrote off our Goodwill carrying value. Goodwill impairment charges of approximately $190 million for these reporting units are included in Goodwill and tradename intangible assets impairment in the accompanying consolidated statement of operations during the year ended December 31, 2020 (See “Note 15”).

As a result of the interim impairment tests discussed above, we performed a fair value test applying the relief of royalty method and determined that the estimated fair value of one of our trade names is less than carrying value as of March 31, 2020. As a result, we recognized an impairment charge of $0.7 million and it is included in Goodwill and tradename intangible assets impairment in the accompanying consolidated statement of operation during the year ended December 31, 2020. As of October 1, 2022, 2021 and 2020, we performed our annual trade name indefinite-lived intangible asset impairment review and determined there was no incremental impairment.

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of December 31, 2022 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(58,692)	$546,008	39
Destination resort agreements	17,900	(4,480)	13,420	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(461)	539	8
	$629,800	$(64,333)	$565,467

The following is a summary of the Company’s intangible assets as of December 31, 2021 (in thousands, except amortization period):

	Cost	Accumulated Amortization	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(43,187)	$561,513	39
Destination resort agreements	17,900	(3,287)	14,613	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(336)	664	8
	$629,800	$(47,510)	$582,290

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $16.8 million for each period, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2023.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2022	2021
Operative commissions	$6,605	$3,132
Minimum cruise line commissions	8,376	6,329
Professional fees	3,253	7,028
Payroll and bonuses	8,963	6,277
Interest	3,336	1,964
Other	9,466	7,502
	$39,999	$32,232

6. Leases

Nature of Leases

We have operating leases related to the destination resort agreements, office space and certain equipment. There are certain immaterial finance equipment leases recorded in the consolidated balance sheets. Certain of our leases include both lease and non-lease components. We have adopted the practical expedient which allows us to combine lease and non-lease components by class of asset. We have applied this expedient for destination resorts agreements, office space and certain equipment leases. We have entered into a sublease agreement for certain leased office space; however, the sublease income from this agreement is immaterial.

Significant Assumptions and Judgments in Applying leases (Topic 842)

The Company has entered into agreements of varying terms with the cruise lines under which services and products are paid for by cruise passengers. These agreements provide for the Company to pay the cruise line commissions for use of their shipboard facilities, as well as fees for staff shipboard meals and accommodation. These commissions are generally based on a percentage of revenue for most of the agreements, and a minimum annual amount, or a combination of both for certain agreements. We believe that these agreements did not contain a lease since we concluded that we do not have the right to direct how and for what purpose the spa and fitness facilities, or related equipment is used.

Most of our destination resort health and wellness centers generally require rent based on a percentage of revenues, with some locations having escalating percentages at different revenue amounts. In addition, as part of the rental arrangements for some of the destination resort health and wellness centers, the Company is required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Fixed or minimum payments and variable lease payments that depend on a rate or index are included in the calculation of the right-of-use asset. Other variable payments are excluded from the calculation and are recognized in the period in which the obligations for those payments is incurred.

Certain leases include renewal options ranging from three to five years. The renewal options are included in the lease term only for those leases in which they are reasonably certain to be renewed.

As our leases do not have a readily determinable implicit rate, we used our weighted average cost of debt to determine the net present value of the lease payments at the adoption date. Our weighted average cost of debt is similar to the incremental borrowing rate we would have obtained if we had borrowed collateralized debt over the lease term to purchase the asset.

We have adopted the practical expedient to exclude leases with terms of less than one year from being included on the balance sheet. Lease expense for agreements that are short-term were immaterial for the year ended December 31, 2022. See Note 2- "Summary of Significant Accounting Policies", for further information on the adoption of ASC 842.

Supplemental Financial statements information

The components of lease expense were as follows (in thousands):

Year Ended December 31,

	2022	2021	2020

Minimum rentals	$3,161	$3,325	$3,791
Contingent rentals	5,486	4,072	1,703
	$8,647	$7,397	$5,494

Lease balances were as follows (in thousands):

December 31, 2022
Operating Leases
Operating lease right-of-use assets, net	$13,932
Current portion of operating leases	2,239
Long-term operating leases	12,101

As of December 31, 2022, the Company’s operating leases have a weighted-average remaining lease term of 7.4 years and a weighted-average discount rate of 4.39%. The maturities of the operating lease liabilities are as follows (in thousands):

Year	Amount
2023	$2,145
2024	2,136
2025	2,163
2026	1,770
2027	1,180
Thereafter	4,946
$14,340

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,006
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	251

7. Long-term Debt

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate December 31,		Maturities Through	As of December 31,
	2022	2021		2022	2021
First lien term loan facility	8.3%	4.0%	2026	$200,681	$202,457
Second lien term loan facility	11.8%	7.6%	2027	15,000	25,000
First lien revolving facility	-	4.0%	2024	-	7,000
Total debt				215,681	234,457
Less: unamortized debt issuance cost				(2,895)	(3,998)
Total debt, net of unamortized debt issuance cost				212,786	230,459
Less: current portion of long-term debt				(2,085)	(1,776)
Long-term debt, net				$210,701	$228,683

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

The Term Loan Facilities require the Company to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and subject to step downs if certain leverage ratios are met and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the New Credit Facilities). The Company also is required to make quarterly amortization payments equal to 0.25% of the original principal amount of the First Lien Term Loan Facility commencing after the first full fiscal quarter after the closing date of the New Credit Facilities (subject to reductions by optional and mandatory prepayments of the loans). The Company may prepay (i) the First Lien Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs and a customary “soft call,” and (ii) the Second Lien Term Loan Facility at any time without premium or penalty, subject to a customary make-whole premium for any voluntary prepayment prior to the date that is 30 months following the closing date of the New Credit Facilities (the “Callable Date”), following by a call premium of (x) 4.00% on or prior to the first anniversary of the Callable Date, (y) 2.50% after the first anniversary but on or prior to the second anniversary of the Callable Date, and (z) 1.50% after the second anniversary but on or prior to the third anniversary of the Callable Date. During the fourth quarter of 2019, we prepaid principal amounts of $5 million of our First Lien Term Loan Facility. During the third quarter of 2022, we repaid $7 million on the First Lien Revolving Facility. During the fourth quarter of 2022, we prepaid principal amounts of $10 million of our Second Lien Term Loan Facility.

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of December 31, 2022 and 2021, the company was in compliance with all of the covenants contained in the New Credit Facilities.

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

The following are scheduled principal repayments on long-term debt as of December 31, 2022 for each of the next five years (in thousands):

Year	Amount
2023	$2,085
2024	2,085
2025	2,085
2026	2,085
2027	2,085
Thereafter Total	205,256
$215,681

Borrowing Capacity:

As of December 31, 2022, our available borrowing capacity under the First Lien Revolving Facility was $20 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
First Lien Revolving Facility	$20,000	$-

8. Warrant Liabilities

Public Warrants

Each whole Public Warrant is exercisable to purchase one share of common stock and only whole warrants are exercisable. The Public Warrants became exercisable 30 days after the completion of the Business Combination. Each whole Public Warrant entitles the holder to purchase one share of OneSpaWorld common stock at an exercise price of $11.50. As of December 31, 2022 and 2021, 16,145,279 Public Warrants were issued and outstanding. We evaluated the Public Warrants under ASC Topic 815 and concluded that upon issuance of the Non-Voting Common Shares on June 12, 2020 they do not meet the criteria to be classified in stockholders’ equity. Accordingly, the Public Warrants are classified as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2022 and 2021 (See “Note 2”).

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

The 2019 PIPE Warrants (including the OneSpaWorld common stock issuable upon exercise of the 2019 PIPE Warrants) will not be transferable, assignable or saleable until 30 days after the Business Combination and they will not be redeemable so long as they are held by the Investors or their permitted transferees. Otherwise, the 2019 PIPE Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the 2019 PIPE Warrants are held by holders other than the Sponsor or its permitted transferees, the 2019 PIPE Warrants will be redeemable by the Company and exercisable by the holders on the same basis the Public Warrants. If holders of the 2019 PIPE Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of OneSpaWorld common stock equal to the quotient obtained by dividing (x) the product of the number of shares of OneSpaWorld common stock underlying the 2019 PIPE Warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

As of December 31, 2022 and 2021, 8,000,000 of the 2019 PIPE Warrants were issued and outstanding. We evaluated the Sponsor Warrants, including the 2019 PIPE Warrants under ASC Topic 815, and concluded that upon issuance on March 19, 2019 they do not meet the criteria to be classified in shareholders’ equity. Accordingly, the Sponsor Warrants are classified as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2022 and 2021 (See “Note 2”).

2020 PIPE Warrants

The 2020 PIPE Warrants will expire on the earlier of (i) the fifth anniversary of the closing of the 2020 Private Placement or (ii) the Redemption Date (as defined below). Each Warrant entitles the holder to purchase one share of OneSpaWorld common stock at an exercise price of $5.75. The 2020 PIPE Warrants may be exercised on a “cashless” basis, in accordance with a specified formula. In addition, the Company may, at any time prior to their expiration, elect to redeem not less than all of such then-outstanding 2020 PIPE Warrants at a price of $0.01 per warrant, provided that the last sales price of the common shares reported has been at least $14.50 per share (subject to adjustment in accordance with certain specified events), on each of twenty trading days within the thirty-trading day period ending on the third business day prior to the date on which notice of the redemption is given (the “Redemption Date”), and provided that the common shares issuable upon exercise of such 2020 PIPE Warrants have been registered, qualified or are exempt from registration or qualification under the Securities Act and under the securities laws of the state of residence of the registered holder of the 2020 PIPE Warrant. As of December 31, 2022 and 2021, 5,000,000 of the 2020 PIPE Warrants were issued and outstanding. We evaluated the 2020 PIPE Warrant Warrants under ASC Topic 815 and concluded that they do not meet the criteria to be classified in shareholders’ equity. Accordingly, the 2020 PIPE Warrants are classified as a liability at fair value upon issuance on June 12, 2020 and subsequently (See “Note 2”).

9. Equity

Common Shares

The Company is authorized to issue 250,000,000 common shares with a par value of $0.0001 per share. Pursuant to the Investment Agreement discussed below, we have amended our Articles of Incorporation (the “Articles”) and created a new class of Non-Voting Common Shares, par value $0.0001 per share. Of the authorized shares 225,000,000 are “Voting Common Shares” and 25,000,000 are “Non-Voting Common Shares.” The Non-Voting Common Shares are of equal rank to the Voting Common Shares, in terms of dividends, liquidation, preferences and all other rights and features, with the following exceptions: (i) the Non-Voting Common Shares have no voting rights, except as may be required by law; (ii) Steiner Leisure Limited (“Steiner Leisure”) may vote its Non-Voting Common Shares in favor of its director designees; and (iii) the Non-Voting Common Shares will automatically be converted to Voting Common Shares upon the occurrence of certain events set forth in the Articles. Holders of the Company’s voting common stock are entitled to one vote for each share. At December 31, 2022, there were 79,544,055 voting shares and 13,421,914 non-voting shares of OneSpaWorld common stock issued and outstanding. At December 31, 2021, there were 78,422,887 voting shares and 13,421,914 non-voting shares of OneSpaWorld common stock issued and outstanding.

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

Elective Conversion

Upon the occurrence of a Contingent Conversion Triggering Event (as defined below), a number of Non-Voting Common Shares as elected will be converted into an identical number of Voting Common Shares; provided, that the number of Non-Voting Common Shares so converted may not exceed the number of Non-Voting Common Shares that, if converted, would reasonably be expected to (1) cause the Company to become a “CFC” (as defined in the Articles) as reasonably determined in good faith by the Company, upon the advice of its legal counsel, or (2) cause such holder, together with its affiliates, to hold voting power exceeding 44.9% (as reasonably determined in good faith by the Company). A “Contingent Conversion Triggering Event” shall mean (1) a decrease in the number of directors that the applicable holder has the right to designate for appointment or nomination or a decrease in the number of directors so designated by the applicable holder as a result of an irrevocable waiver of such rights, (2) the transfer of Voting Common Shares by certain holders that participated in the 2020 Private Placement or any of their affiliates on or prior to the one year anniversary of the closing of the 2020 Private Placement (I) to an “Unrelated Person” (as defined in the Articles), and (II) that is not prohibited under the Articles, or (3) the exercise by a the holder or its affiliates of a warrant to purchase Non-Voting Common Shares (or a warrant for which such holder or such affiliate has previously agreed to receive Non- Voting Common Shares upon exercise); provided that, with respect to clause (3), the number of shares designated for conversion shall not exceed the number of Non-Voting Common Shares received upon exercise of such warrant. Each Non-Voting Common Share that is converted into a Voting Common Share shall be canceled by the Company and shall not be available for reissuance.

Governance Agreement

In connection with a private placement transaction that occurred on June 12, 2020 (the "2020 Private Placement"), the Company, Steiner Leisure and, solely for the purpose of Section 18 thereof, Haymaker, entered into a Governance Agreement (the “Governance Agreement”), pursuant to which, Steiner Leisure and certain of its affiliates were granted certain consent, director designation, and other rights with respect to the Company. The Governance Agreement superseded the Director Designation Agreement, dated as of November 1, 2018, by and among the Company, Steiner Leisure and Haymaker. Under the terms of the Governance Agreement, among other things, Steiner Leisure has the right to designate and appoint two directors so long as Steiner Leisure and its affiliates own at least 15% of the issued and outstanding common shares and one director so long as Steiner Leisure and its affiliates own at least 5% of the issued and outstanding common shares.

At-The-Market Equity Offering

During the year ended December 31, 2021, we sold 2.6 million shares under the its at-The-Market Equity Offering Sales Agreement (the “Agreement”) for net proceeds of $27.5 million, after offering-related expenses paid of $0.9 million. On August 1, 2022, the Company exercised its right to terminate the Agreement entered into on December 7, 2020 with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company had the right to offer and sell, from time to time, through the Sales Agent, its common shares, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million (the “ATM Program”). Prior to the termination of the Agreement, the Company sold a total of 3.9 million common shares through the ATM Program and shares representing approximately $10 million remained available for sale under the Agreement. No sales of common shares by the Company under the ATM Program have occurred subsequent to October 2021.

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

In consideration for, among other things, Steiner Leisure providing a “back stop” for the 2020 Private Placement and Steiner Leisure’s agreement to voting limitations in respect of certain of the securities issuable to it, we issued and delivered an aggregate of 5.0 million common shares (2.8 million of Voting Common Shares and 2.2 million of Non-Voting Common Shares) to Steiner Leisure at the closing of the 2020 Private Placement, which satisfied in full the Company’s obligation to issue 5.0 million deferred common shares to Steiner Leisure pursuant to the Business Combination Agreement (the “BCA”).

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

Dividends Declared Per Common Share

In November 2019, the Company adopted a cash dividend program and declared an initial quarterly payment of $0.04 per common share. On March 24, 2020, the Company announced that it is deferring payment of its dividend declared on February 26, 2020, for payment on May 29, 2020, to shareholders of record on April 10, 2020, until the Board of Directors reapproves its payment; and withdrawing its dividend program until further notice. As of December 31, 2022, and 2021, dividends payable amounted to approximately $2.4 million which is presented as other-long term liabilities and other current liabilities in the accompanying consolidated balance sheets.

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

Stock Based Compensation Cost

Stock based compensation cost, which is included as a component of salary, benefits and payroll taxes in the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 was $12.9 million, $10.6 million and

$4.9 million, respectively. As of December 31, 2022, the Company had $13.3 million of total unrecognized compensation expense related to restricted stock units and performance stock units.

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

The following is a summary of RSUs activity for the years ended December 31, 2022, 2021 and 2020:

RSU Activity	Number of Awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands) (1)
Non-Vested share units as of December 31, 2019	60,902	$15.60
Granted	1,833,821	7.33
Vested	(54,491)	15.60
Forfeited	(9,117)	15.62
Non-Vested share units as of December 31, 2020	1,831,115	$7.32	$18,568
Granted	411,595	10.07
Vested	(697,640)	5.88
Forfeited	(47,025)	12.19
Non-Vested share units as of December 31, 2021	1,498,045	$8.76	$15,010
Granted	701,066	$9.20
Vested	(912,619)	8.36
Forfeited	(1,922)	10.26
Non-Vested share units as of December 31, 2022	1,284,570	$9.28	$11,985

(1)
The aggregate intrinsic value is calculated based on the fair value of $9.33, $10.02 and $10.14 per share of the Company’s common stock on December 31, 2022, 2021 and 2020, respectively, due to the fact that the performance stock units carry a $0 exercise price.

The total fair value of RSUs that vested in 2022, 2021 and 2020, based on the market price of the underlying shares on that day of vesting, was $8.6 million, $6.6 million and $0.3 million, respectively.

There were 701,066, 411,595 and 1,833,821 RSUs granted during the years ended December 31, 2022, 2021 and 2020, respectively. . As of December 31, 2021, the Company had $8.6 million of total unrecognized compensation expense related to restricted stock award grants, which will be recognized over the weighted-average period of approximately 1.1 years.

On February 22, 2022, the Company granted 189,640 time-based RSUs to certain executive officers, of which one third vested on March 7, 2022, and two-thirds vested on December 5, 2022.

On July 26, 2022, the Company granted the board of directors a total of 199,289 RSUs as compensation for future service. The RSUs fully vest at the completion of the one-year period commencing from the date of grant.

Performance Share Units

The Company grants certain executive officers and senior-level employees performance share units that generally vest based on either performance and time-based service condition (“Performance Condition-Based Awards”) or market and time-based service conditions (“Market Condition-Based Awards”) which are referred to herein as Performance Share Units (“PSUs”). The number of shares of common stock underlying each award is determined at the end of the performance period. In order to vest, the employee must be employed by the Company, with certain contractual exclusions, at the end of the performance period.

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

On December 6, 2022, the Company granted 312,137 PSUs to certain executive officers and senior-level employees which vest upon the achievement of certain pre-established performance target established for the 2023 calendar year and the satisfaction of an additional time-based vesting requirement that generally requires continued employment through December 6, 2025.

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

Grant date fair values of the market condition-based awards and the derived service periods assigned to the PSUs were estimated by a third-party valuation specialist using a Monte Carlo simulation in a risk-neutral framework assuming Geometric Motion, 100,000 trials, and using the following assumptions:

	August 18, 2020	October 1, 2020	October 13, 2020
Hurdle prices per share	$7.24,$8.83,$10.41,$12.00	$12.00	$8.39,$9.59,$10.80,$12.00
End of simulation term	August 18, 2026	October 1, 2026	October 13, 2026
Term of simulation	6 years	6 years	6 years
Stock price as of measurement date	$5.65	$6.47	$6.99
Volatility	54.13%	54.80%	54.92%
Risk-free rate (continuous)	0.37%	0.36%	0.41%

PSUs Activity

The following is a summary of PSUs activity for the years ended December 31, 2022, 2021 and 2020:

PSUs Activity	Number of Market Based-Awards	Weighted-Average Grant Date Fair Value	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value
Non-Vested share units as of December 31, 2019	-	$-	-	$-
Granted	1,253,000	4.81	181,316	15.67
Vested	(271,584)	4.76	(48,690)	15.67
Forfeited	-	-	(2,706)	15.67
Non-Vested share units as of December 31, 2020	981,416	$4.83	129,920	$15.67
Granted			698,289	9.94
Vested	(543,167)	4.65	(4,955)	15.67
Forfeited	-	-	(36,283)	15.11
Non-Vested share units as of December 31, 2021	438,249	$5.04	786,971	$10.63
Granted	-	-	312,137	10.30
Vested	-	-	(305,078)	10.68
Forfeited	-	-	(1,922)	10.63
Non-Vested share units as of December 31, 2022	438,249	$5.04	792,108	$10.48

The total fair value of PSUs that vested in 2022, 2021 and 2020 was $3.0 million, $5.4 million and $2.6 million, respectively, based on the market price of the underlying shares on that day of vesting. As of December 31, 2022, there was total unrecognized compensation cost related to non-vested performance-based PSUs of $5.0 million. The costs are expected to be recognized over the weighted-average period of approximately 1.7 years. As of December 31, 2022, there was no unrecognized compensation cost related to non-vested market-based PSUs. The aggregate intrinsic value of PSUs was $11.5 million and $12.2 million as of December 31, 2022 and December 31, 2021, respectively. The aggregate intrinsic value of PSUs is based on the number of nonvested PSUs and the market value of the Company’s common stock as of December 31, 2022 and 2021, respectively.

Stock Options

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

There were no outstanding stock options as of December 31, 2022 and 2021. As of December 31, 2022, there was no unrecognized compensation cost related to the share options granted or exercised under the plan. No share options were granted during the years ended December 31, 2022, 2021 and 2020. No share options were exercisable as of December 31, 2022 and 2021.
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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's consolidated balance sheets and was $0.8 million, as of December 31, 2022 and December 31, 2021.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of December 31, 2022 and 2021.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net in the consolidated balance sheets. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of December 31, 2022, 2021 and 2020, our receivables from contracts with customers were $33.6 million, $19.5 million and $3.0 million, respectively and the increase as of December 31, 2022 when compared to December 31, 2021 and 2020 reflects the impact of increased revenues due to our ongoing resumption of our spa operations.

Costs incurred to enter into new or to renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $3.2 million and $2.9 million as of December 31, 2022 and 2021, respectively, and is presented within other non-current assets in the accompanying consolidated balance sheets. Amortization of the deferred contract cost was $1.1 million, $0.7 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of deferred costs are included in cost of services in the accompanying consolidated statements of operations. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

Year Ended December 31,
	2022	2021	2020
Service Revenues:
Maritime	$412,593	$89,024	$81,395
Destination resorts	33,925	26,921	12,287
Total service revenues	446,518	115,945	93,682
Product Revenues:
Maritime	94,530	23,698	23,441
Destination resorts	2,879	2,162	975
Timetospa.com	2,332	2,226	2,827
Total product revenues	99,741	28,086	27,243

Total revenues	$546,259	$144,031	$120,925

12. Income Taxes

Income (loss) before income tax expense consists of (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$(2,053)	$(2,506)	$(12,294)
Foreign	55,836	(65,587)	(274,869)
	$53,783	$(68,093)	$(287,163)

The income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. Federal	$192	$126	$1,309
U.S. State	147	32	51
Foreign	285	271	(546)
	624	429	814
Current	805	340	(761)
Deferred	(181)	89	1,575
	$624	$429	$814

A reconciliation of the difference between the expected income tax expense (benefit) using the U.S. federal tax rate and our actual provision is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Provision using statutory
U.S. federal tax rate	$11,295	$(14,298)	$(60,304)
Foreign rate differential	(12,123)	12,918	16,530
Prior period true up adjustment	4,630	(22)	(1,798)
State taxes	133	26	178
Change in valuation allowance	(5,266)	192	5,454
Permanent differences	2,305	1,679	40,865
Other	(350)	(66)	(111)
Total	$624	$429	$814

The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate for 2022, 2021 and 2020, and the Company’s actual provision is primarily attributable to the change in valuation allowance, foreign rate differential including income earned in jurisdictions not subject to income taxes, and prior period true- up adjustment.

A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	2022	2021	2020
Beginning balance	$1,663	$1,663	$1,663
Gross (decreases) increases—prior period tax position	-	-	-
Ending balance	$1,663	$1,663	$1,663

As of December 31, 2022 and 2021, the Company accrued $3.9 million and $4.1 million, respectively, for uncertain tax positions, including interest and penalties that, if recognized, would affect the effective income tax rate.

The Company classifies interest and penalties on uncertain tax positions as a component of provision for income taxes in the consolidated statements of operations. Accrued interest and penalties related to uncertain tax positions as of December 31, 2022 and 2021, amounted to $2.3 million and $2.4 million respectively, and are included in income tax contingency in the accompanying consolidated balance sheets.

Deferred income taxes consist of the following (in thousands):

	As of December 31,
	2022	2021
Deferred income tax assets:
Stock options	$2,008	$6,773
Inventory reserves	27	25
Depreciation and amortization	2,501	1,773
Other reserves and accruals	125	587
Gift certificates	229	213
Net operating losses	1,151	3,408
Lease liability	3,736	-
Total deferred income tax assets	9,777	12,779
Less valuation allowance	(5,034)	(11,809)
Deferred income tax asset, net	$4,743	$970
Deferred income tax liabilities:
Right of use assets	(3,630)	-
Other	(886)	(900)
Total deferred income tax liability	$(4,516)	$(11,809)
Net deferred income tax asset	$227	$70

The valuation allowance decreased by less than $6.8 million in 2022 and increased by less than $0.3 million in 2021, primarily stemming from the assessment of realizability of the deferred tax asset.

Following is the activity of the valuation allowance (in thousands):

	2022	2021
Beginning balance	$11,809	$11,543
Additions	-	266
Deductions	(6,775)	-
Ending balance	$5,034	$11,809

As of December 31, 2022, we had $6.4 million of foreign tax operating loss carryforwards expiring as follows (in millions):

Expires
2023	$0.4
2024	0.4
2025	1.3
2026	0.3
2027	0.1
2028	0.2
2029	0.3
2030	0.6
2031	0.3
2032	0.2
Indefinite	2.3
Total	$6.4

The Company is subject to routine audits by U.S. federal, state, local and foreign tax authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. The tax years 2017-2021 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as the U.S. and Italy.

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

Pursuant to agreements that provide for minimum commissions, the Company guaranteed total minimum payments to cruise line (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us). Following are the minimum payments guarantee amounts to be paid in the year indicated based on the agreements in effect as of December 31, 2022 (in thousands):

Year	Amount
2023	$104,307

The total minimum payment guarantee amounts referenced in the above calculation does not take into account canceled cruise voyages. Such canceled voyages would not be subject to guaranteed minimum payments to the cruise line.

Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of the Company’s total revenues in 2022, 2021 and 2020, respectively: Carnival (including Carnival, Carnival Australia, Costa, Holland America, P&O, Princess and Seabourn cruise lines): 41.0%, 36.7% and 43.4%; Royal Caribbean (including Royal Caribbean, Pullmantur, Celebrity, Azamara and Silversea cruise lines): 28.0%, 22.8% and 20.9%; and Norwegian Cruise Line (including Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises) 15.6%, 11.4% and 16.3%.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020 and is included in “Accrued expenses” on the Company's consolidated balance sheets as of December 31, 2022 and 2021. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

14. Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2022			Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2021			Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2020
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss
Accumulated other comprehensive income (loss), beginning of the period	$(673)	$(1,324)	$(1,997)	$(560)	$(4,915)	$(5,475)	$(183)	$902	$719
Other comprehensive (loss) income before reclassifications	(556)	6,536	5,980	(113)	1,684	1,571	(377)	(7,215)	(7,592)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(186)	(186)	-	1,907	1,907	-	1,398	1,398
Net current period other comprehensive (loss) income	(556)	6,350	5,794	(113)	3,591	3,478	(377)	(5,817)	(6,194)
Ending balance	$(1,229)	$5,026	$3,797	$(673)	$(1,324)	$(1,997)	$(560)	$(4,915)	$(5,475)

(1) See Note 15.

15. Fair Value Measurements and Derivatives

Fair Value Measurements

Cash and cash equivalents at December 31, 2022 and December 31, 2021 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at December 31, 2022 and December 31, 2021 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of December 31, 2022, and 2021 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy.

The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	As of December 31, 2022		As of December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$32,064	$32,064	$30,937	$30,937
Restricted cash	1,198	1,198	1,896	1,896
Total Cash	$33,262	$33,262	$32,833	$32,833
First lien term loan facility	$200,681	$192,770	$202,457	$198,580
Second lien term loan facility	15,000	14,500	25,000	23,570
First lien revolving facility	-	-	7,000	6,890
Total debt	$215,681	$207,270	$234,457	$229,040

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2022				Fair Value Measurements at December 31, 2021
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$3,117	$-	$3,117	$-	$-	$-	$-	$-
Derivative financial instruments (1)	Other non-current assets	1,909	-	1,909	-	-	-	-	-
Total Assets		$5,026	$-	$5,026	$-	$-	$-	$-	$-
Liabilities:
Derivative financial instruments (1)	Other current liabilities	$-	-	$-	-	$1,126	-	$1,126	-
Warrant liabilities	Warrant liabilities	52,900	-	52,900	-	107,300	-	107,300	-
Derivative financial instruments (1)	Other long term liabilities	-	-	-	-	197	-	197	-
Total Liabilities		$52,900	$-	$52,900	$-	$108,623	$-	$108,623	$-

(1) Consists of an interest rate swap.

Warrants

Public and 2020 PIPE Warrants

The fair value of the Public and PIPE Warrants are considered a Level 2 valuation and is determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	December 31, 2022		December 31, 2021
	Public Warrants	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants
Stock price	$9.33	$9.33	$10.02	$10.02
Strike price	$11.50	$5.75	$11.50	$5.75
Remaining life (in years)	1.22	2.45	2.22	3.45
Volatility	44%	44%	68%	68%
Interest rate	4.61%	4.28%	0.78%	1.03%
Redemption price	$18.00	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Scholes model. The significant assumptions which the Company used in the model are:

	December 31, 2022	December 31, 2021
Stock price	$9.33	$10.02
Strike price	$11.50	$11.50
Remaining life (in years)	1.22	2.22
Volatility	44%	68%
Interest rate	4.61%	0.80%
Dividend yield	0.0%	0.0%

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of December 31, 2022 and 2021, the notional amount is $101.0 million and $127.7 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $3.2 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the consolidated financial statements was as follows (in thousands):

Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative			Location of Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Year Ended December 31,				Year Ended December 31,
	2022	2021	2020		2022	2021	2020

Interest rate swap	$6,536	$1,684	$(7,215)	Interest expense	$(186)	$1,907	$1,398
Total	$6,536	$1,684	$(7,215)		$(186)	$1,907	$1,398

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

The total fee for all the aforementioned agreements received by the Company in 2022, 2021 and 2020 was not material.

17. Profit Sharing Plans

Eligible employees participate in the Company’s profit sharing retirement plan and a profit sharing plan of the Parent, which are qualified under Section 401(k) of the Internal Revenue Code. With respect to the Parent’s profit sharing retirement plan, the Company’s Parent makes discretionary annual matching contributions in cash based on a percentage of eligible employee compensation deferrals. The contribution to the plans, included in salary, benefits and payroll taxes in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 was $0.4 million, $0.3 million and $0.3 million, respectively.

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Year ended,
	2022	2021	2020
Revenues:
U.S.	$19,903	$18,827	$11,585
Not connected to a country	506,405	111,346	102,420
Other	19,951	13,858	6,920
Total	$546,259	$144,031	$120,925

	As of December 31,
	2022	2021
Property and equipment, net:
U.S.	$5,363	$5,951
Not connected to a country	7,426	6,298
Other	1,728	1,858
Total	$14,517	$14,107

19. Subsequent Events

On February 7, 2023, we repaid an aggregate principal amount of $5.0 million on our second lien term facility. Accordingly, as of the date of this annual report, an aggregate principal amount of $10.0 million of our second lien term facility remains outstanding.