Form 10-Q
period 2023-03-31
ONESPAWORLD HOLDINGS Ltd
filed 2023-05-05
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2023

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

As of March 31, 2023, the registrant had 79,786,014 voting shares and 13,421,914 non-voting shares of common stock issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,799	$32,064
Restricted cash	1,198	1,198
Accounts receivable, net	41,760	33,558
Inventories, net	51,080	39,835
Prepaid expenses	6,404	7,084
Other current assets	4,189	4,154
Total current assets	127,430	117,893
Property and equipment, net	14,781	14,517
Operating lease right-of-use assets, net	13,670	13,932
Intangible assets, net	561,261	565,467
OTHER ASSETS:
Deferred tax asset	—	227
Other non-current assets	4,483	5,399
Total other assets	4,483	5,626
Total assets	$721,625	$717,435
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$38,634	$24,124
Accrued expenses	31,791	39,999
Current portion of operating leases	2,431	2,239
Current portion of long-term debt	2,085	2,085
Other current liabilities	1,366	1,116
Total current liabilities	76,307	69,563
Income tax contingency	3,939	3,912
Warrant liabilities	74,800	52,900
Other long-term liabilities	2,449	2,449
Long-term operating leases	11,698	12,101
Long-term debt, net	200,504	210,701
Total liabilities	369,697	351,626
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 79,786,014 issued and outstanding at March 31, 2023 and 79,544,055 shares issued and outstanding at December 31, 2022	8	8
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 13,421,914 shares issued and outstanding, at both March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	703,418	700,612
Accumulated deficit	(354,513)	(338,609)
Accumulated other comprehensive income	3,014	3,797
Total shareholders' equity	351,928	365,809
Total liabilities and shareholders' equity	$721,625	$717,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Service revenues	$150,121	$71,162
Product revenues	32,334	16,501
Total revenues	182,455	87,663
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	126,328	62,667
Cost of products	28,265	14,652
Administrative	3,570	3,833
Salaries, benefits and payroll taxes	8,921	8,727
Amortization of intangible assets	4,206	4,206
Total cost of revenues and operating expenses	171,290	94,085
Income (loss) from operations	11,165	(6,422)
OTHER (EXPENSE) INCOME
Interest expense, net	(4,610)	(3,407)
Change in fair value of warrant liabilities	(21,900)	3,400
Total other expense	(26,510)	(7)
Loss before income tax expense (benefit)	(15,345)	(6,429)
INCOME TAX EXPENSE (BENEFIT)	559	(113)
NET LOSS	$(15,904)	$(6,316)
NET LOSS PER VOTING AND NON-VOTING SHARE
Basic and diluted	$(0.17)	$(0.07)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	93,418	92,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(15,904)	$(6,316)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	188	(242)
Cash flows hedges:
Net unrealized (loss) gain on derivative	(232)	3,243
Amount realized and reclassified into earnings	(739)	397
Total other comprehensive (loss) income, net of tax	(783)	3,398
Total comprehensive loss	$(16,687)	$(2,918)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

			Three Months Ended March 31, 2023
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2022	79,544	13,422	$9	$700,612	$3,797	$(338,609)	$365,809
Net loss	—	—	—	—	—	(15,904)	(15,904)
Stock-based compensation	—	—	—	2,591	—	—	2,591
Foreign currency translation adjustment	—	—	—	—	188	—	188
Unrecognized loss on derivatives	—	—	—		(971)	—	(971)
Proceeds from exercise of warrants	20	—	—	215	—	—	215
Common shares issued under equity incentive plan	222	—	—	—	—	—	—
BALANCE, March 31, 2023	79,786	13,422	$9	$703,418	$3,014	$(354,513)	$351,928

			Three Months Ended March 31, 2022
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2021	78,423	13,422	$9	$687,660	$(1,997)	$(391,768)	$293,904
Net loss	—	—	—	—	—	(6,316)	(6,316)
Stock-based compensation	—	—	—	3,286	—	—	3,286
Foreign currency translation adjustment	—	—	—	—	(242)	—	(242)
Unrecognized gain on derivatives	—	—	—	—	3,640	—	3,640
Proceeds from 2021 exercise of public warrants	—	—	—	55	—	—	55
Common shares issued under equity incentive plan	286	—	—	—	—	—	—
BALANCE, March 31, 2022	78,709	13,422	$9	$691,001	$1,401	$(398,084)	$294,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,904)	$(6,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,509	5,477
Amortization of deferred financing costs	324	257
Change in fair value of warrant liabilities	21,900	(3,400)
Stock-based compensation	2,591	3,286
Provision for doubtful accounts	5	—
Loss from write-offs of property and equipment	—	10
Noncash lease expense	51	20
Deferred income taxes	227	—
Changes in:
Accounts receivable, net	(8,207)	(2,227)
Inventories, net	(11,245)	(220)
Prepaid expenses	680	750
Other current assets	(179)	217
Other noncurrent assets	(139)	192
Accounts payable	14,510	1,726
Accrued expenses	(8,208)	(210)
Other current liabilities	250	(56)
Income tax contingency	27	(67)
Net cash provided by (used in) operating activities	2,192	(561)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,319)	(919)
Net cash used in investing activities	(1,319)	(919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	215	55
Repayment on term loan facilities	(10,521)	(212)
Net cash used in financing activities	(10,306)	(157)
Effect of exchange rate changes on cash	168	(246)
Net decrease in cash and cash equivalents and restricted cash	(9,265)	(1,883)
Cash and cash equivalents and restricted cash, Beginning of period	33,262	32,833
Cash and cash equivalents and restricted cash, End of period	$23,997	$30,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$41	$35
Interest	$5,123	$3,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted or condensed pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows of our interim periods are not necessarily indicative of the results of operations or cash flows that may be expected for the entire fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Actual results could differ from those estimates. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated balance sheet and statement of operations, comprehensive income (loss), changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of March 31, 2023 and 2022 to the total amount presented in our condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Balance as of March 31,
	2023	2022
Cash and cash equivalents	$22,799	$29,054
Restricted cash	1,198	1,896
Total cash and restricted cash in the condensed consolidated statement of cash flows	$23,997	$30,950

Inventories

Inventories, consisting principally of beauty, health and wellness products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No inventory impairment charge was recorded for the three months ended March 31, 2023 and 2022.

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

The following table provides details underlying OneSpaWorld’s loss per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended March 31,
	2023 (a)	2022 (a)
Numerator:
Net loss	$(15,904)	$(6,316)
Denominator:
Weighted average shares outstanding – Basic and diluted	93,418	92,204
Loss per share:
Basic and diluted	$(0.17)	$(0.07)

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

The table below presents the weighted average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended March 31,
	2023	2022
Sponsor warrants	8,000	8,000
Public warrants	16,128	16,145
2020 PIPE warrants	4,997	5,000
Restricted stock units	1,181	1,580
Performance stock units	1,127	1,044
	31,433	31,769

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This ASU amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit losses model) that is based on an expected losses model rather than an incurred losses model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of impairment models that entities use to account for debt instruments. In November 2019, the FASB issued guidance (ASU 2019-10) that defers the effective dates of the Financial Instruments—Credit Losses standard for entities that have not yet issued financial statements adopting the standard. The update is effective for annual periods beginning after December 15, 2022, and interim periods beginning after December 15, 2023, with early adoption permitted. The Company is in the process of starting its initial scoping review and is currently assessing the expected impact of the future adoption of this guidance.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. In December 2022, the FASB issued ASU 2022-06, which extended the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company continues to assess the ultimate impact of the future adoption of this guidance, that is, the eventual replacement of the LIBOR benchmark interest rate on its consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of March 31, 2023 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(62,569)	$542,131	39
Destination resort agreements	17,900	(4,778)	13,122	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(492)	508	8
	$629,800	$(68,539)	$561,261

The following is a summary of the Company’s intangible assets as of December 31, 2022 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(58,692)	$546,008	39
Destination resort agreements	17,900	(4,480)	13,420	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(461)	539	8
	$629,800	$(64,333)	$565,467

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2023 and 2022 was $4.2 million for each period, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2023.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	March 31, 2023	December 31, 2022	Maturities Through	March 31, 2023	December 31, 2022
First lien term loan facility	8.8%	8.3%	2026	$200,160	$200,681
Second lien term loan facility	12.3%	11.8%	2027	5,000	15,000
Total debt				$205,160	$215,681
Less: unamortized debt issuance cost				(2,571)	(2,895)
Total debt, net of unamortized debt issuance cost				$202,589	$212,786
Less: current portion of long-term debt				(2,085)	(2,085)
Long-term debt, net				$200,504	$210,701

The following are scheduled principal repayments on long-term debt as of March 31, 2023 for each of the next five years (in thousands):

Year	Amount
2023	$2,085
2024	2,085
2025	2,085
2026	193,905
2027	5,000
Total	$205,160

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

The Term Loan Facilities require the Company to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and subject to step downs if certain leverage ratios are met and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the New Credit Facilities). The Company also is required to make quarterly amortization payments equal to 0.25% of the original principal amount of the First Lien Term Loan Facility commencing after the first full fiscal quarter after the closing date of the New Credit Facilities (subject to reductions by optional and mandatory prepayments of the loans). The Company may prepay (i) the First Lien Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs and a customary “soft call,” and (ii) the Second Lien Term Loan Facility at any time without premium or penalty, subject to a customary make-whole premium for any voluntary prepayment prior to the date that is 30 months following the closing date of the New Credit Facilities (the “Callable Date”), following by a call premium of (x) 4.00% on or prior to the first anniversary of the Callable Date, (y) 2.50% after the first anniversary but on or prior to the second anniversary of the Callable Date, and (z) 1.50% after the second anniversary but on or prior to the third anniversary of the Callable Date. During the fourth quarter of 2019, we prepaid principal amounts of $5 million of our First Lien Credit Facilities. During the fourth quarter of 2022 and the first quarter of 2023, we prepaid principal amounts of $10 million during each period of our Second Lien Term Loan Facility.

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all of the covenants contained in the New Credit Facilities.

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

Borrowing Capacity

As of March 31, 2023, our available borrowing capacity under the First Lien Revolving Facility was $20 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
First Lien Revolving Facility	$20,000	$-

5. WARRANT LIABILITIES

Sponsor Warrants

As of March 31, 2023 and December 31, 2022, eight million Sponsor Warrants were issued and outstanding.

Public Warrants

As of March 31, 2023 and December 31, 2022, 16,128,238 and 16,145,279, respectively, Public Warrants were issued and outstanding.

2020 PIPE Warrants

As of March 31, 2023 and December 31, 2022, 4,996,667 and 5,000,000, respectively, 2020 PIPE Warrants were issued and outstanding.

Exchange Agreements

Between March 13 and March 15, 2023, the Company entered into separate privately negotiated warrant exchange agreements (the “Exchange Agreements”) with certain holders of its Public and Sponsor Warrants to exchange for the Company’s common shares: (i) 15,286,824 Public Warrants, (ii) 928,003 Sponsor Warrants from certain non-affiliates, and (iii) 3,055,906 Sponsor Warrants from certain affiliates.

The exchange ratio for the Public and Sponsor Warrants from non-affiliates is determined over a thirty-trading day period using a volume-weighted average price measurement. For each Public and Sponsor Warrant from non-affiliates exchanged, the Company will issue a number of common shares equal to the quotient of the warrant price of $1.912 divided by the common share price of $10.74 or an initial exchange ratio of 0.178, with the maximum exchange ratio at the completion of the 30-day volume-weighted average price (“VWAP”) period being no greater than 0.220.

The Sponsor warrants from affiliates are exchanged at a fixed exchange ratio of 0.175. Such ratio reflects a price per warrant of $1.62 (representing a 10% discount to the price per warrant used in the exchange ratio for the Public Warrants and non-affiliate holders of Sponsor Warrants) and a price of $10.74 per Common Share. Affiliated holders of Sponsor Warrants also agreed not to transfer Common Shares issuable upon such exchange for a period of 60 days commencing on March 14, 2023. The Exchange Agreements executed in connection with such exchanges contain terms substantially similar to the terms set forth the Public Warrants.

If certain corporate events that constitute a Fundamental Change (as defined in the Exchange Agreements) occur prior to the Closing Date (as defined in the Exchange Agreements), then the Public and Sponsor Warrant holders may in their sole discretion, but only prior to the Closing Date, terminate the Exchange Agreements and not participate in the Exchange at any time after a Fundamental Change event. Based on Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity (ASC Topic 815), instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be classified as liabilities. The Company has concluded that the Warrants exchanged pursuant the Exchange Agreements do not meet the conditions to be classified as equity under the Standard until the exchange occurs. Therefore, the Exchanged Warrants continue to be classified as liabilities at the estimated fair values as of March 31, 2023, and the changes in the estimated fair value were reported in the statement of operations.

The exchanges closed on April 25 and 26, 2023. Following the closing of the above transactions, the Company exchanged an aggregate of 15,286,824 Public Warrants (or 95% of the outstanding Public Warrants) and 3,983,909 Sponsor Warrants (or 50% of the outstanding Sponsor Warrants). See Note 13 “Subsequent Events” for further detail.

6. STOCK-BASED COMPENSATION

The share-based compensation expense for the three months ended March 31, 2023 and 2022 was $2.6 million and $3.3 million, respectively, which is included as a component of salaries, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The following is a summary of RSUs activity for the three months ended March 31, 2023:

RSUs Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested share units as of December 31, 2022	1,284,570	$9.28
Vested	(105,072)	11.85
Non-vested share units as of March 31, 2023	1,179,498	$9.05

The following is a summary of PSUs activity for the three months ended March 31, 2023:

PSUs activity	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value
Non-vested share units as of December 31, 2022	792,108	$10.48
Granted	75,715	10.17
Vested	(174,553)	11.36
Non-vested share units as of March 31, 2023	693,270	$10.22

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's condensed consolidated balance sheets and was $0.7 million and $0.8 million, as of March 31, 2023 and December 31, 2022, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of March 31, 2023 and December 31, 2022.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of March 31, 2023, and December 31, 2022, our receivables from contracts with customers were $41.8 million and $33.6 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Three Months Ended March 31,
	2023	2022
Service revenues:
Maritime	$140,333	$63,361
Destination resorts	9,788	7,801
Total service revenues	150,121	71,162
Product revenues:
Maritime	31,021	15,164
Destination resorts	723	695
Timetospa.com	590	642
Total product revenues	32,334	16,501

Total revenues	$182,455	$87,663

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
U.S.	$5,078	$6,396
Other countries	6,216	4,475
Not connected to a country	171,161	76,792
Total	$182,455	$87,663

	As of
	March 31, 2023	December 31, 2022
Property and equipment, net:
U.S.	$5,313	$5,363
Other countries	1,896	1,728
Not connected to a country	7,572	7,426
Total	$14,781	$14,517

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Accumulated Other Comprehensive (Loss) Income for the Three Months Ended March 31, 2023			Accumulated Other Comprehensive (Loss) Income for the Three Months Ended March 31, 2022
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, beginning of period	$(1,229)	$5,026	$3,797	$(673)	$(1,324)	$(1,997)
Other comprehensive (loss) income before reclassifications	188	(232)	(44)	(242)	3,243	3,001
Amounts reclassified from accumulated other comprehensive (loss) income	-	(739)	(739)	-	397	397
Net current period other comprehensive (loss) income	188	(971)	(783)	(242)	3,640	3,398
Accumulated other comprehensive (loss) income, end of period	$(1,041)	$4,055	$3,014	$(915)	$2,316	$1,401

(1) See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at March 31, 2023 and December 31, 2022 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at March 31, 2023 and December 31, 2022 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of March 31, 2023 and December 31, 2022 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$22,799	$22,799	$32,064	$32,064
Restricted cash	1,198	1,198	1,198	1,198
Total cash	$23,997	$23,997	$33,262	$33,262
First lien term loan facility	$200,160	$191,500	$200,681	$192,770
Second lien term loan facility	5,000	4,630	15,000	14,500
Total debt (a)	$205,160	$196,130	$215,681	$207,270
(a)
The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2023				Fair Value Measurements at December 31, 2022
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$2,974	$-	$2,974	$-	$3,117	$-	$3,117	$-
Derivative financial instruments (1)	Other non-current assets	$1,082	-	1,082	-	1,909	-	1,909	-
Total assets		$4,056	$-	$4,056	$-	$5,026	$-	$5,026	$-
Liabilities:
Warrants	Warrant liabilities	74,800	-	74,800	-	52,900	-	52,900	-
Total liabilities		$74,800	$-	$74,800	$-	$52,900	$-	$52,900	$-

(1)
Consists of an interest rate swap.

Warrants

Public Warrants and 2020 PIPE Warrants

The fair value of the Public Warrants and 2020 PIPE Warrants are considered a Level 2 valuation and are determined using the Monte Carlo model. In March 2023, the Company entered into Exchange Agreements with certain holders of its Public Warrants (See Note 5). Certain assumptions were used to determine the fair value of the Public Warrants to be Exchanged ("Public Warrants to be Exchanged"). The significant assumptions which the Company used in the model are:

	March 31, 2023			December 31, 2022
	Public Warrants to Be Exchanged	Public Warrants	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants

Stock price	$11.99	$11.99	$11.99	$9.33	$9.33
Strike price	$-	$11.50	$5.75	$11.50	$5.75
Remaining life (in years)	0.06	0.97	2.20	1.22	2.45
Volatility	19%	40%	45%	44%	44%
Interest rate	4.68%	4.60%	3.97%	4.61%	4.28%
Redemption price	$-	$18.00	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Sholes model. In March 2023, the Company entered into Exchange Agreements with certain holders of its Sponsor Warrants (See Note 5). Certain assumptions were used to determine the fair value of the Sponsor Warrants to be Exchanged ("Sponsor Warrants to be exchanged"). The significant assumptions which the Company used in the model are:

	March 31, 2023		December 31, 2022
	Sponsor Warrants to Be Exchanged	Sponsor Warrants	Sponsor Warrants
Stock price	$11.99	$11.99	$9.33
Strike price	$-	$11.50	$11.50
Remaining life (in years)	0.06	0.97	1.22
Volatility	18.80%	40%	44%
Interest rate	4.68%	4.60%	4.61%
Dividend yield	0.0%	0.0%	0.0%

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of March 31, 2023 and December 31, 2022, the notional amount is $95.4 million and $101.0 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $1.0 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
(Losses) gain recognized in accumulated other comprehensive income (loss)	$(232)	$3,243

(Losses) gains reclassified from accumulated other comprehensive income (loss) to interest expense	$(739)	$397

11. INCOME TAXES

For the three months ended March 31, 2023 and 2022, the Company recorded an income tax expense (benefit) of $0.6 million and $(0.1) million, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to the change in valuation allowance, foreign rate differential, including income earned in jurisdictions not subject to income taxes, and withholding taxes due in various jurisdictions. We believe that it is reasonably possible that a decrease of up to $3.4 million in uncertain tax benefits related to foreign tax exposures may be necessary within the coming year as a result of our potential participation in a tax amnesty program to settle the liability.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter as of March 31, 2023 and December 31, 2022 and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

13. SUBSEQUENT EVENTS

On April 25, 2023, the Company closed the exchange of the Sponsor Warrants. Certain directors and affiliates of the Company exchanged 3,055,906 Sponsor Warrants at a fixed exchange ratio of 0.175 Common Shares per Sponsor Warrant for an aggregate of 534,780 Common Shares, and non-affiliated holders of Sponsor Warrants exchanged 928,003 Sponsor Warrants at an exchange ratio of 0.2047 Common Shares per Sponsor Warrant for an aggregate of 189,958 Common Shares. The exchange ratio was determined pursuant to the Exchange Agreements and was based on the 30-day VWAP of Common Shares, ending on April 24, 2023. On April 26, 2023, the Company closed the exchange of the Public Warrants, and holders of Public Warrants exchanged 15,286,824 Public Warrants at an exchange ratio of 0.2047 Common Shares per Public Warrant for an aggregate of 3,129,200 Common Shares. As a result of the closing of the above-described transactions, the Company has exchanged an aggregate of approximately 95% of the outstanding Public Warrants and approximately 50% of the outstanding Sponsor Warrants. Following the transaction, 83,697,994 voting shares and 13,421,914 non-voting shares of common stock are issued and outstanding. See Note 5 "Warrant Liabilities" for further detail.

On April 6, 2023, we repaid an aggregate principal amount of $5.0 million on our Second Lien Term Loan Facility, together with all accrued interest thereon. Accordingly, as of the date of this quarterly report, our Second Lien Term Loan Facility has been fully repaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” and in “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2022. We assume no obligation to update any of these forward-looking statements.

During the first quarter of 2023, we continued to execute the resumption of our health and wellness center operations on cruise ships and in destination resorts, and have substantially returned to normal operations. Despite the impacts of the recent pandemic on the travel leisure industry and our business, we believe we have certain strengths that have positioned us as a leader in the hospitality-based health and wellness industry and as a participant in the continued recovery of the cruise and hospitality industries.

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

Key Performance Indicators

In assessing the performance of our business, we consider key performance indicators used by management, including, among others:

•
Average Ship Count. The number of ships, on average during the period, on which we operate health and wellness centers. This is a key metric that impacts revenue and profitability and reflects the fact that during the period ships were in and out of service, and is calculated by adding the total number of days that each of the ships generated revenue during the period, divided by the number of calendar days during the period.
•
Period End Ship Count: The number of ships at period end on which we operate health and wellness centers. This is a key metric that impacts revenue and profitability.
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
•
Average Resort Count. The number of destination resorts on average during the period in which we operate the health and wellness centers. This is a key metric that impacts revenue and profitability and reflects the fact that during the period destination resort health and wellness centers were in and out of service, and is calculated by adding the total number of days that each destination resort health and wellness center generated revenue during the period, divided by the number of calendar days during the period.
•
Period End Resort Count. The number of destination resorts at period end on which we operate the health and wellness centers. This is a key metric that impacts revenue and profitability.

•
Average Weekly Revenue Per Destination Resort. A key indicator of productivity per destination resort health and wellness center. Revenue per destination resort health and wellness center in a period can be affected by the geographic mix of health and wellness centers in operation for such period. Typically our U.S. and Caribbean health and wellness centers are larger and produce substantially more revenues per location than our Asian centers. Additionally, average weekly revenue can also be negatively impacted by renovations of our destination resort health and wellness centers.

	Three Months Ended March 31
	2023	2022
Average Ship Count	173	104
Period End Ship Count	179	170
Average Weekly Revenue Per Ship	$77,076	$58,775
Average Revenue Per Shipboard Staff Per Day	$542	$449
Average Resort Count	48	47
Period End Resort Count	51	51
Average Weekly Revenue Per Resort	$16,973	$13,992

Key Financial Definitions

Revenues. Revenues consist primarily of sales of services and sales of products to cruise ship passengers and destination resort guests. The following is a brief description of the components of our revenues:

•
Service revenues. Service revenues consist primarily of sales of health and wellness services, including a full range of massage and body care treatments, hair care treatments, skin and facial treatments, nutritional/weight management consultations, teeth whitening, ayurvedic treatments, acupuncture, medi-spa, and fitness personal training services to cruise ship passengers and destination resort guests. We bill our services at rates which inherently include an immaterial charge for products used in the rendering of such services, if applicable.
•
Product revenues. Product revenues consist primarily of sales of skincare, body care, hair care, orthotics, and nutritional supplement products, among others, to cruise ship passengers, destination resort guests and timetospa.com customers.

Cost of services. Cost of services consists primarily of an allocable portion of payments to cruise line partners (which are derived as a percentage of service revenues or a minimum annual rent or a combination of both), an allocable portion of wages paid to shipboard employees, an allocable portion of staff-related shipboard expenses, wages paid directly to destination resort employees, payments to destination resort partners, the allocable cost of products consumed in the rendering of services, and health and wellness center depreciation. Cost of services has historically been highly variable; increases and decreases in cost of services are primarily attributable to corresponding increases or decreases in service revenues. Cost of services has tended to remain consistent as a percentage of service revenues.

Cost of products. Cost of products consists primarily of the cost of products sold through our various methods of distribution, an allocable portion of wages paid to shipboard employees and an allocable portion of payments to cruise line and destination resort partners (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both). Cost of products has historically been highly variable; increases and decreases in cost of products are primarily attributable to corresponding increases or decreases in product revenues and includes impairment of the carrying value of inventories. Cost of products has tended to remain consistent as a percentage of product revenues.

Administrative. Administrative expenses are comprised of expenses associated with corporate and administrative functions that support our business, including fees for professional services, insurance, headquarters rent and other general corporate expenses.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes are comprised of employee expenses associated with corporate and administrative functions that support our business, including fees for employee salaries, bonuses, stock-based compensation, payroll taxes, pension/401(k) and other employee costs.

Amortization of intangible assets. Amortization of intangible assets are comprised of the amortization of intangible assets with definite useful lives (e.g. retail concession agreements, destination resort agreements, licensing agreements) and amortization expenses associated with prior transactions.

Other income (expense), net. Other income (expense) consists of interest income, interest expense and changes in the fair value of warrant liabilities.

Income tax expense (benefit). Income tax expense (benefit) includes current and deferred federal income tax expenses, as well as state and local income taxes.

Net income (loss). Net income (loss) consists of income (loss) from operations less other income (expense) and income tax expense (benefit).

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
•
The size and offerings of new health and wellness centers. We have focused on innovating and implementing higher value added and price point services such as medi-spa and advanced facial techniques, which require treatment rooms equipped with specific equipment and staff trained to perform these services. As our cruise line partners continue to invest in new ships with enhanced health and wellness centers that allow for more advanced treatment rooms and larger staff sizes, we are able to increase the availability of these services, driving an overall shift towards a more profitable service mix.
•
Expansion of value-added services and products across modalities in existing health and wellness centers. We continue to expand our higher value added and price point offerings in existing health and wellness centers, including introducing premium medi-spa and advanced facial services, resulting in higher guest spending.
•
The mix of ship count across contemporary, premium, luxury and budget categories. Revenue generated per shipboard health and wellness center differs across contemporary, premium, luxury and budget ship categories due to the size of the health and wellness centers, services offered and guest socioeconomic factors.
•
The mix of cruise itineraries. Revenue generated per shipboard health and wellness center is influenced by cruise itinerary, including the number of sea days versus port days, which impacts center utilization, and the geographic sailing region, which may impact ship category and offerings of services and products to align with forecast guest preferences.
•
Collaboration with cruise line partners, including targeted marketing and promotion initiatives, as well as implementation of proprietary technologies to increase center utilization via pre-booking and pre-payment of health and wellness services. We directly market and promote to onboard passengers as a result of enhanced collaboration with select cruise line partners. We also utilize our proprietary health and wellness services pre-booking and pre-payment technology platforms integrated with certain of our cruise line partners’ pre-cruise planning systems. These areas of increased collaboration with cruise line partners are resulting in higher revenue generation across our health and wellness centers.
•
The impact of weather. Our health and wellness centers onboard cruise ships and in select destination resorts may be negatively affected by hurricanes, particularly during the August through October period, which may be increasing in frequency and intensity due to climate change.
•
Our revenues and financial performance may be impacted by other risks and uncertainties, including, without limitation, those set forth under the section entitled “Risk Factors” in Part II, Item 1A of the Company’s 2022 Form 10-K.

The effect of each of these factors on our revenues and financial performance varies from period to period.

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended March 31, 2023	% of Total Revenue	Three Months Ended March 31, 2022	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$150,121	82%	$71,162	81%
Product revenues	32,334	18%	16,501	19%
Total revenues	182,455	100%	87,663	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	126,328	69%	62,667	71%
Cost of products	28,265	15%	14,652	17%
Administrative	3,570	2%	3,833	4%
Salaries, benefits and payroll taxes	8,921	5%	8,727	10%
Amortization of intangible assets	4,206	2%	4,206	5%
Total cost of revenues and operating expenses	171,290	94%	94,085	107%
Income (loss) from operations	11,165	6%	(6,422)	-7%
OTHER (EXPENSE) INCOME
Interest expense, net	(4,610)	-3%	(3,407)	-4%
Change in fair value of warrant liabilities	(21,900)	-12%	3,400	4%
Total other expense	(26,510)	-15%	(7)	-0%
Loss before income tax expense (benefit)	(15,345)	-8%	(6,429)	-7%
INCOME TAX EXPENSE (BENEFIT)	559	0%	(113)	0%
NET LOSS	$(15,904)	-9%	$(6,316)	-7%
NET LOSS PER VOTING AND NON-VOTING SHARE
Basic and diluted	$(0.17)		$(0.07)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	93,418		92,204

Comparison of Results for the Three Months Ended March 31, 2023 and 2022

Results of operations for the first quarter of 2023 continued to accelerate from 2022 as the Company has substantially returned to normalized operations since the advent of the COVID-19 pandemic.

Revenues. Revenues for the three months ended March 31, 2023 and 2022 were $182.5 million and $87.7 million, respectively. The increase was primarily attributable to our average ship count of 173 health and wellness centers onboard ships operating during the quarter compared with our average ship count of 104 health and wellness centers onboard ships operating during the first quarter of 2022 and the occupancy of the average ships in service in the respective quarters.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended March 31, 2023 were $150.1 million, an increase of $79.0 million, or 111%, compared to $71.2 million for the three months ended March 31, 2022.
•
Product revenues. Product revenues for the three months ended March 31, 2023 were $32.3 million, an increase of $15.8 million, or 96%, compared to $16.5 million for the three months ended March 31, 2022.

Cost of services. Cost of services for the three months ended March 31, 2023 were $126.3 million, an increase of $63.7 million, or 102%, compared to $62.7 million for the three months ended March 31, 2022. The increase was primarily attributable to costs associated with increased service revenues of $150.1 million in the quarter from our operating health and wellness centers at sea and on land, compared with service revenues of $71.2 million in the first quarter of 2022.

Cost of products. Cost of products for the three months ended March 31, 2023 were $28.3 million, an increase of $13.6 million, or 93%, compared to $14.7 million for the three months ended March 31, 2022. The increase was primarily attributable to costs associated with increased product revenues of $32.3 million in the quarter from our operating health and wellness centers at sea and on land, compared to product revenues of $16.5 million in the first quarter of 2022.

Administrative. Administrative expenses for the three months ended March 31, 2023 were $3.6 million, a decrease of $0.2 million, or 7%, compared to $3.8 million for the three months ended March 31, 2022. The decrease was primarily attributable to a reduction of costs in the three months ended March 31, 2023 in connection to administrative costs related to recruitment, travel, housing and training of shipboard employees at our London Wellness Academy and professional fees.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes for the three months ended March 31, 2023 were $8.9 million, an increase of $0.2 million, or 2%, compared to $8.7 million for the three months ended March 31, 2022. The increase was primarily attributable the measured increase in corporate head count to account for the return to normal operations.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2023 and 2022 was $4.2 million for both periods.

Other (expense) income. Other (expense) income includes interest expense and change in the fair value of the warrant liabilities. Interest expense for the three months ended March 31, 2023 was ($4.6) million, an increase of $1.2 million, or 35%, compared to ($3.4) million for the three months ended March 31, 2022. The increase was primarily attributable to the interest rate increase partially offset by lower debt balances. The change in fair value of the outstanding warrants during the three months ended March 31, 2023 was a loss of ($21.9) million compared to a gain of $3.4 million during the three months ended March 31, 2022. The change in fair value of warrant liabilities is the result of changes in market prices deriving the value of the financial instruments.

Income tax expense (benefit) Income tax expense (benefit) for the three months ended March 31, 2023 was $0.6 million, an increase of $0.7 million, or 595%, compared to an income tax benefit of ($0.1) million for the three months ended March 31, 2022. The increase was primarily driven by a change in valuation allowance, withholding taxes due in various jurisdictions and the decrease in availability of net operating losses.

Net loss. Net loss for the three months ended March 31, 2023 was ($15.9) million, a decrease of $9.6 million, or 152%, compared to a net loss of ($6.3) million for the three months ended March 31, 2022. The decrease was primarily attributable to the negative change in fair value of warrant liabilities as a result of the increased share price. The change in fair value of warrant liabilities was a loss of ($21.9) million in the quarter, compared to a gain of $3.4 million in the first quarter of 2022. Excluding the change in fair value of warrant liabilities the improvement in the first quarter of 2023 was primarily a result of the $17.6 million change in income from operations derived primarily from the increase in the number of wellness centers onboard ships operating during the quarter.

Liquidity and Capital Resources

Overview

Prior to the COVID-19 pandemic, we funded our operations principally with cash flow from operations. Upon the onset of the COVID-19 pandemic in March 2020, we took prudently aggressive actions to increase our financial flexibility by securing and reallocating capital resources, including: (i) eliminating all non-essential operating and capital expenditures, (ii) withdrawing the Company dividend program until further notice, (iii) deferring payment of a dividend declared on February 26, 2020 until approved by the Board of Directors, (iv) completing the 2020 Private Placement on June 12, 2020; (v) borrowing $7 million, net, on our First Lien Revolving Facility, leaving $13 million available and undrawn; and (vi) entering into an agreement to allow for the Company to operate its ATM Program, which permitted the Company to sell, from time to time, common shares up to an aggregate offering price of $50.0 million, pursuant to which, as of July 31, 2022, shares representing approximately $10 million remained available for sale under the Agreement, and which Agreement was terminated by the Company on August 1, 2022.

Since the substantial easing of COVID-19 pandemic restrictions, our principal uses for liquidity have been funding our return to service on 179 cruise ships and in 51 destination resorts, associated working capital investment, debt service and full repayment of our Second Lien Term Loan Facility.

Our results continued to experience significant recovery during the three months ended March 31, 2023 when compared to the prior year period, building upon the positive net operating cash flows. Taking into account the actions described above and our current resources, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the three months ended March 31, 2023 and 2022.

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net loss	$(15,904)	$(6,316)
Depreciation and amortization	5,509	5,477
Amortization of deferred financing costs	324	257
Change in fair value of warrant liabilities	21,900	(3,400)
Stock-based compensation	2,591	3,286
Provision for doubtful accounts	5	—
Loss from write-offs of property and equipment	—	10
Noncash lease expense	51	20
Deferred income taxes	227	—
Change in working capital	(12,511)	105
Net cash provided by (used in) operating activities	2,192	(561)
Capital expenditures	(1,319)	(919)
Net cash used in investing activities	(1,319)	(919)
Proceeds from exercise of warrants	215	55
Repayment on term loan facilities	(10,521)	(212)
Net cash used in financing activities	(10,306)	(157)
Effect of exchange rate changes on cash	168	(246)
Net decrease in cash and cash equivalents and restricted cash	$(9,265)	$(1,883)

Comparison of Results for the Three Months Ended March 31, 2023 and 2022

Operating activities. Our net cash provided by (used in) operating activities for the three months ended March 31, 2023 and 2022 were $2.2 million and $(0.6) million, respectively. In the three months ended March 31, 2023, net operating cash flows continue to accelerate from 2022, as the Company has substantially returned to normal operations. In the three months ended March 31, 2022, the Company incurred a deficit in net cash provided by (used in) operating activities, as the Company had substantially reduced revenues from operations onboard cruise ships due to the COVID-19 pandemic, while still incurring operating expenses.

Investing activities. Our net cash used in investing activities for the three months ended March 31, 2023 and 2022 were $1.3 million and $0.9 million, respectively. In the three months ended March 31, 2023, the Company incurred more capital expenditures than in the three months ended March 31, 2022, as the Company has substantially returned to normal operations since the advent of the COVID-19 pandemic.

Financing activities. Our net cash used in financing activities for the three months ended March 31, 2023 and 2022 were $10.3 million and $0.2 million, respectively. For the three months ended March 31, 2023, the Company repaid $0.5 million on the First Lien Term Loan Facility and $10.0 million on the Second Lien Term Loan Facility and received proceeds from the exercise of public warrants of $0.2 million. For the three months ended March 31, 2022, the Company repaid $0.2 million on the First Lien Term Loan Facility and received proceeds from the exercise of public warrants of $0.1 million.

Seasonality

A significant portion of our revenues are generated onboard cruise ships and are subject to specific individual cruise itineraries as to time of year and geographic location, among other factors. As a result, we experience varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields for us. Further, cruises and destination resorts have been negatively affected by the frequency and intensity of hurricanes, particularly during the August through October period, which may be increasing in frequency and intensity due to climate change.

Contractual Obligations

As of March 31, 2023, our future contractual obligations have not changed significantly from the amounts disclosed in our 2022 Form 10-K.

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

Our critical accounting policies are included in our 2022 Form 10-K. We believe that there have been no significant changes during the three months ended March 31, 2023 to the critical accounting policies disclosed in our 2022 Form 10-K.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation, global health epidemics/pandemics and customer preferences. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent. Such a slowdown could adversely affect our results of operations and financial condition. The COVID-19 pandemic substantially negatively impacted our business, operations, results of operations and financial condition in 2022 and 2021. Recurrence of the more severe aspects of the recent adverse economic conditions, including a reescalation of the COVID-19 outbreak, increases in inflation rates and interest rates, as well as periods of fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

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
•
other risks and uncertainties indicated in our 2022 Form 10-K, including those set forth under the section entitled “Risk Factors”; and
•
other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our 2022 Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 2022 Form 10-K, Part II, Item 1A. “Risk Factors.” However, the risks and uncertainties that we face are not limited to those set forth in the 2022 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

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

Dated: May 5, 2023

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Operating Officer and Chief Financial Officer
Principal Financial and Accounting Officer