Form 10-Q
period 2023-06-30
ONESPAWORLD HOLDINGS Ltd
filed 2023-08-04
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2023

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

As of June 30, 2023, the registrant had 99,469,764 common shares issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,771	$32,064
Restricted cash	1,198	1,198
Accounts receivable, net	37,057	33,558
Inventories, net	45,179	39,835
Prepaid expenses	8,516	7,084
Other current assets	4,454	4,154
Total current assets	125,175	117,893
Property and equipment, net	14,619	14,517
Operating lease right-of-use assets, net	13,085	13,932
Intangible assets, net	557,055	565,467
OTHER ASSETS:
Deferred tax asset	—	227
Other non-current assets	3,915	5,399
Total other assets	3,915	5,626
Total assets	$713,849	$717,435
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$32,248	$24,124
Accrued expenses	38,211	39,999
Current portion of operating leases	2,151	2,239
Current portion of long-term debt	—	2,085
Other current liabilities	637	1,116
Total current liabilities	73,247	69,563
Income tax contingency	3,994	3,912
Warrant liabilities	17,400	52,900
Other long-term liabilities	2,449	2,449
Long-term operating leases	11,386	12,101
Long-term debt, net	182,517	210,701
Total liabilities	290,993	351,626
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 99,469,764 issued and outstanding at June 30, 2023 and 79,544,055 shares issued and outstanding at December 31, 2022	10	8
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, zero shares issued and outstanding, at June 30, 2023 and 13,421,914 shares issued and outstanding at December 31, 2022	—	1
Additional paid-in capital	777,275	700,612
Accumulated deficit	(357,690)	(338,609)
Accumulated other comprehensive income	3,261	3,797
Total shareholders' equity	422,856	365,809
Total liabilities and shareholders' equity	$713,849	$717,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Service revenues	$163,234	$103,616	$313,355	$174,778
Product revenues	37,279	23,766	69,613	40,267
Total revenues	200,513	127,382	382,968	215,045
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	137,192	87,019	263,520	149,686
Cost of products	32,207	23,278	60,472	37,930
Administrative	4,519	3,861	8,089	7,694
Salary, benefits and payroll taxes	8,954	7,994	17,875	16,721
Amortization of intangible assets	4,206	4,206	8,412	8,412
Total cost of revenues and operating expenses	187,078	126,358	358,368	220,443
Income (loss) from operations	13,435	1,024	24,600	(5,398)
OTHER (EXPENSE) INCOME
Interest expense, net	(4,352)	(3,544)	(8,962)	(6,951)
Change in fair value of warrant liabilities	(12,201)	58,500	(34,101)	61,900
Total other (expense) income	(16,553)	54,956	(43,063)	54,949
(Loss) Income before income tax expense (benefit)	(3,118)	55,980	(18,463)	49,551
INCOME TAX EXPENSE (BENEFIT)	59	86	618	(27)
NET (LOSS) INCOME	$(3,177)	$55,894	$(19,081)	$49,578
NET (LOSS) INCOME PER VOTING AND NON-VOTING SHARE
Basic	$(0.03)	$0.61	$(0.20)	$0.54
Diluted	$(0.03)	$0.46	$(0.20)	$0.39
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	97,471	92,352	95,456	92,278
Diluted	97,471	94,798	95,456	94,864

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(3,177)	$55,894	$(19,081)	$49,578
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	48	(373)	236	(615)
Cash flows hedges:
Net unrealized gain on derivative	1,054	899	822	4,142
Amount realized and reclassified into earnings	(855)	199	(1,594)	596
Total other comprehensive income (loss), net of tax	247	725	(536)	4,123
Total comprehensive (loss) income	$(2,930)	$56,619	$(19,617)	$53,701

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

			Three Months Ended June 30, 2023
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, March 31, 2023	79,786	13,422	$9	$703,418	$3,014	$(354,513)	$351,928
Net loss	—	—	—	—	—	(3,177)	(3,177)
Stock-based compensation	—	—	—	2,257	—	—	2,257
Foreign currency translation adjustment	—	—	—	—	48	—	48
Unrecognized gain on derivatives	—	—	—	—	199	—	199
Exchange of warrants into common shares	3,854	—	1	45,260	—	—	45,261
Exercise of warrants (1)	174	—	—	2,405	—	—	2,405
Cashless exercise of warrants	53	2,123	—	23,935	—	—	23,935
Common shares issued under equity incentive plan	58	—	—	—	—	—	—
Conversion of non-voting common shares into voting shares	15,545	(15,545)	—	—	—	—	—
BALANCE, June 30, 2023	99,470	—	$10	$777,275	$3,261	$(357,690)	$422,856

(1) The exercise of Warrants includes $2.0 million of cash received and a reduction of warrants liability related to the exercise of the Warrants.
			Six Months Ended June 30, 2023
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2022	79,544	13,422	$9	$700,612	$3,797	$(338,609)	$365,809
Net loss	—	—	—	—	—	(19,081)	(19,081)
Stock-based compensation	—	—	—	4,848	—	—	4,848
Foreign currency translation adjustment	—	—	—	—	236	—	236
Unrecognized loss on derivatives	—	—	—	—	(772)	—	(772)
Exchange of warrants into common shares	3,854	—	1	45,260	—	—	45,261
Exercise of warrants (1)	194	—	—	2,620	—	—	2,620
Cashless exercise of warrants	53	2,123	—	23,935	—	—	23,935
Common shares issued under equity incentive plan	280	—	—	—	—	—	—
Conversion of non-voting common shares into voting shares	15,545	(15,545)	—	—	—	—	—
BALANCE, June 30, 2023	99,470	—	$10	$777,275	$3,261	$(357,690)	$422,856

(1) The exercise of Warrants includes $2.2 million of cash received and a reduction of warrants liability related to the exercise of the Warrants.
			Three Months Ended June 30, 2022
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, March 31, 2022	78,709	13,422	$9	$691,001	$1,401	$(398,084)	$294,327
Net income	—	—	—	—	—	55,894	55,894
Stock-based compensation	—	—	—	2,835	—	—	2,835
Foreign currency translation adjustment	—	—	—	—	(373)	—	(373)
Proceeds from 2021 exercise of public warrants	—	—	—	4	—	—	4
Unrecognized gain on derivatives	—	—	—	—	1,098	—	1,098
BALANCE, June 30, 2022	78,709	13,422	$9	$693,840	$2,126	$(342,190)	$353,785

			Six Months Ended June 30, 2022
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2021	78,423	13,422	$9	$687,660	$(1,997)	$(391,768)	$293,904
Net income	—	—	—	—	—	49,578	49,578
Stock-based compensation	—	—	—	6,121	—	—	6,121
Foreign currency translation adjustment	—	—	—	—	(615)	—	(615)
Unrecognized gain on derivatives	—	—	—	—	4,738	—	4,738
Proceeds from 2021 exercise of public warrants	—	—	—	59	—	—	59
Common shares issued under equity incentive plan	286	—	—	—	—	—	—
BALANCE, June 30, 2022	78,709	13,422	$9	$693,840	$2,126	$(342,190)	$353,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,081)	$49,578
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,986	10,717
Amortization of deferred financing costs	773	514
Change in fair value of warrant liabilities	34,101	(61,900)
Stock-based compensation	4,848	6,121
Provision for doubtful accounts	9	3
Loss from write-offs of property and equipment	12	10
Noncash lease expense	44	40
Deferred income taxes	227	70
Changes in:
Accounts receivable, net	(3,508)	(12,314)
Inventories, net	(5,344)	(4,112)
Prepaid expenses	(1,432)	687
Other current assets	88	(903)
Other non-current assets	(140)	382
Accounts payable	8,124	11,324
Accrued expenses	(1,788)	4,179
Other current liabilities	(479)	41
Income tax contingency	32	(116)
Other long-term liabilities	—	44
Net cash provided by operating activities	27,472	4,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,201)	(2,025)
Net cash used in investing activities	(2,201)	(2,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	2,216	59
Repayment on term loan facilities	(31,042)	(734)
Net cash used in financing activities	(28,826)	(675)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	262	(612)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,293)	1,053
Cash, cash equivalents and restricted cash, Beginning of period	33,262	32,833
Cash, cash equivalents and restricted cash, End of period	$29,969	$33,886

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$678	$265
Interest	$10,008	$6,842
Non-cash financing transactions:
Exchange of warrants into common shares	$45,261	$—
Cashless exercise of warrants	$23,935	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of June 30, 2023 and 2022 to the total amount presented in our condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Balance as of June 30,
	2023	2022
Cash and cash equivalents	$28,771	$31,990
Restricted cash	1,198	1,896
Total cash and restricted cash in the condensed consolidated statement of cash flows	$29,969	$33,886

Inventories

Inventories, consisting principally of beauty, health and wellness products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No inventory impairment charge was recorded for the three and six months ended June 30, 2023 and 2022.

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

The following table provides details underlying OneSpaWorld’s (loss) income per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (a)	2022	2023 (a)	2022
Numerator:
Net (loss) income	$(3,177)	$55,894	$(19,081)	$49,578
Less change in fair value of in-the-money warrant liabilities	—	(12,400)	—	(12,200)
Net (loss) income, adjusted for change in fair value of warrants for diluted earnings per share	$(3,177)	$43,494	$(19,081)	$37,378
Denominator:
Weighted average shares outstanding – Basic	97,471	92,352	95,456	92,278
Dilutive effect of Warrants	—	1,895	—	2,043
Dilutive effect of stock-based awards	—	551	—	543
Diluted	97,471	94,798	95,456	94,864
Net Income (loss) per voting and non-voting share:
Basic	$(0.03)	$0.61	$(0.20)	$0.54
Diluted	$(0.03)	$0.46	$(0.20)	$0.39

(a) Potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss in this period and the effect of the change in the fair value of warrants was antidilutive. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to stock-based awards and warrants.

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted (loss) income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sponsor Warrants	3,842	8,000	3,842	8,000
Public Warrants	841	16,145	841	16,145
2020 PIPE Warrants	892	—	892	—
Restricted stock units	1,147	49	1,147	49
Performance stock units	1,125	—	1,125	—
	7,847	24,194	7,847	24,194

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This ASU amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit losses model) that is based on an expected losses model rather than an incurred losses model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of impairment models that entities use to account for debt instruments. In November 2019, the FASB issued guidance (ASU 2019-10) that defers the effective dates of the Financial Instruments—Credit Losses standard for entities that have not yet issued financial statements adopting the standard. The update is effective for annual periods beginning after December 15, 2022, and interim periods beginning after December 15, 2023, with early adoption permitted. The Company is in the process of completing its scoping review and expects that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. In December 2022, the FASB issued ASU 2022-06, which extended the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. On April 5, 2023, the Company amended its First Lien Credit Facilities (as defined in Note 4, “Debt ”), where the interest rate benchmark was updated from LIBOR to the Secured Overnight Financing Rate ("SOFR”) as a result of the expected cessation of LIBOR. In June 2023, the Company amended its interest rate swap agreement to implement certain changes in the reference rate from LIBOR to SOFR (See Note 10). The Company adopted Topic 848 in June 2023, in connection with the amendment of its First Lien Credit Facilities and debt interest rate swap agreement. The application of these expedients preserves the cash flow hedge designation of the interest rate swap and presentation consistent with past presentation and did not have a material impact on our consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of June 30, 2023 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(66,445)	$538,255	39
Destination resort agreements	17,900	(5,076)	12,824	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(524)	476	8
	$629,800	$(72,745)	$557,055

The following is a summary of the Company’s intangible assets as of December 31, 2022 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(58,692)	$546,008	39
Destination resort agreements	17,900	(4,480)	13,420	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(461)	539	8
	$629,800	$(64,333)	$565,467

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended June 30, 2023 and 2022 was $4.2 million for each period, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $8.4 million for each period, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2023.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	June 30, 2023	December 31, 2022	Maturities Through	June 30, 2023	December 31, 2022
First lien term loan facility	9.0%	8.3%	2026	$184,639	$200,681
Second lien term loan facility	-	11.8%	-	-	15,000
Total debt				$184,639	$215,681
Less: unamortized debt issuance cost				(2,122)	(2,895)
Total debt, net of unamortized debt issuance cost				$182,517	$212,786
Less: current portion of long-term debt				-	(2,085)
Long-term debt, net				$182,517	$210,701

The following are scheduled principal repayments on long-term debt as of June 30, 2023 for each of the next five years (in thousands):

Year	Amount
2023	$-
2024	-
2025	-
2026	184,639
2027	-
Thereafter	-
Total	$184,639

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

On April 5, 2023, we entered into amendment No 2 to the First Lien Credit Facilities, which replaced the LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, loans outstanding under the First Lien Credit Facilities will accrue interest at a rate per annum equal to SOFR plus a margin of 4.00%, with one step down to 3.75% upon achievement of a certain leverage ratio, and undrawn amounts under the First Lien Revolving Facility will accrue a commitment fee at a rate per annum of 0.50% on the average daily undrawn portion of the commitments thereunder, with one step down to 0.325% upon achievement of a certain leverage ratio. Loans outstanding under the Second Lien Term Loan Facility will accrue interest at a rate per annum equal to LIBOR plus 7.50%.

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

The Term Loan Facilities require the Company to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and subject to step downs if certain leverage ratios are met and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the New Credit Facilities). The Company also is required to make quarterly amortization payments equal to 0.25% of the original principal amount of the First Lien Term Loan Facility commencing after the first full fiscal quarter after the closing date of the New Credit Facilities (subject to reductions by optional and mandatory prepayments of the loans). The Company may prepay (i) the First Lien Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs and a customary “soft call,” and (ii) the Second Lien Term Loan Facility at any time without premium or penalty, subject to a customary make-whole premium for any voluntary prepayment prior to the date that is 30 months following the closing date of the New Credit Facilities (the “Callable Date”), following by a call premium of (x) 4.00% on or prior to the first anniversary of the Callable Date, (y) 2.50% after the first anniversary but on or prior to the second anniversary of the Callable Date, and (z) 1.50% after the second anniversary but on or prior to the third anniversary of the Callable Date. During the first and second quarter of 2023, we repaid principal amounts of $16 million of our First Lien Credit Facilities. During the first and second quarter of 2023, we repaid the remaining principal amount of $15 million of our Second Lien Term Loan Facility. Accordingly, as of June 30, 2023, our Second Lien Term Loan Facility has been fully repaid and terminated.

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all of the covenants contained in the New Credit Facilities.

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

Borrowing Capacity:

As of June 30, 2023, our available borrowing capacity under the First Lien Revolving Facility was $20 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
First Lien Revolving Facility	$20,000	$-

5. WARRANT LIABILITIES AND EQUITY

Sponsor Warrants

As of June 30, 2023 and December 31, 2022, 3,842,191 and 8,000,000, respectively, Sponsor Warrants were issued and outstanding.

Public Warrants

As of June 30, 2023 and December 31, 2022, 841,414 and 16,145,279, respectively, Public Warrants were issued and outstanding.

2020 PIPE Warrants

As of June 30, 2023 and December 31, 2022, 891,668 and 5,000,000 2020 PIPE Warrants were issued and outstanding.

Exchange Agreements

Between March 13 and March 15, 2023, the Company entered into separate privately negotiated warrant exchange agreements (the “Exchange Agreements”) with certain holders of its Public and Sponsor Warrants to exchange for the Company’s common shares: (i) 15,286,824 Public Warrants, (ii) 3,055,906 Sponsor Warrants from certain affiliates, and (iii) 928,003 Sponsor Warrants from certain non-affiliates.

On April 25, 2023, the Company closed the exchange of the Sponsor Warrants. Certain directors and affiliates of the Company exchanged 3,055,906 Sponsor Warrants at a fixed exchange ratio of 0.175 Common Shares per Sponsor Warrant for an aggregate of 534,780 Common Shares, and non-affiliated holders of Sponsor Warrants exchanged 928,003 Sponsor Warrants at an exchange ratio of 0.2047 Common Shares per Sponsor Warrant for an aggregate of 189,958 Common Shares. The exchange ratio was determined pursuant to the Exchange Agreements and was based on the 30-day volume-weighted average price ("VWAP") of Common Shares, ending on April 24, 2023.

On April 26, 2023, the Company closed the exchange of the Public Warrants, and holders of Public Warrants exchanged 15,286,824 Public Warrants at an exchange ratio of 0.2047 Common Shares per Public Warrant for an aggregate of 3,129,200 Common Shares. The exchange ratio was determined pursuant to the Exchange Agreements and was based on the 30-day VWAP of Common Shares, ending on April 24, 2023. As a result of the closing of the above-described transactions, the Company exchanged an aggregate of approximately 95% of the outstanding Public Warrants and approximately 50% of the outstanding Sponsor Warrants. Immediately prior to the exchanges, the Public and Sponsor Warrants exchanged were remeasured to fair value, resulting on a loss of $15.5 million in "Change in fair value of warrant liabilities" on the condensed consolidated statement of operations for the three and six months ended June 30, 2023 and a warrant liability of $45.3 million, which was then reclassified to additional paid in capital in the condensed consolidated balance sheet as of June 30, 2023.

2020 PIPE Warrants Exercised

On May 16, 2023, certain holders of the 2020 PIPE warrants elected to exercise 4,104,999 warrants on a cashless basis pursuant to the agreement governing the warrants at an exchange ratio of 0.53, in exchange for which the Company issued 2,122,951 of non-voting common shares and 53,008 of voting common shares, respectively. Immediately prior to the exercise, the 2020 PIPE Warrants exercised were remeasured to fair value, resulting on a gain of $3.8 million in "Change in fair value of warrant liabilities" on the condensed consolidated statement of operations for the three and six months ended June 30, 2023 and a warrant liability of $23.9 million, which was then reclassified to additional paid in capital in the condensed consolidated balance sheet as of June 30, 2023.

Conversion of Non-Voting Common Shares to Voting Common Shares

In May 2023, Steiner Leisure Limited sold an aggregate of 10,320,000 shares of our common stock in a registered, underwritten public offering (the “May 2023 Secondary Offering”). Of the total shares of common stock sold by Steiner Leisure Limited in the May 2023 Secondary Offering, 3,034,104 shares of common stock were shares of non-voting common stock that were automatically converted into shares of voting common stock on a one-for-one basis upon the closing of the transaction. Following the closing of the May 2023 Secondary Offering, Steiner Leisure Limited exercised its right to convert its remaining 12,510,760 shares of non-voting common stock (including 2,122,950 shares of non-voting common stock previously issued to Steiner Leisure Limited in connection with the exercise of its 2020 PIPE Warrants to purchase common stock in May 2023) into shares of voting common stock on a one-for-one basis pursuant to the terms of our Third Amended and Restated Memorandum of Association.

6. STOCK-BASED COMPENSATION

The share-based compensation expense for the three months ended June 30, 2023 and 2022 was $2.3 million and $2.8 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The share-based compensation expense for the six months ended June 30, 2023 and 2022 was $4.8 million and $6.1 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The following is a summary of RSUs activity for the six months ended June 30, 2023:

RSUs Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2022	1,284,570	$9.28
Vested	(105,072)	11.85
Forfeited	(33,780)	$7.16
Non-Vested share units as of June 30, 2023	1,145,718	$9.11

The following is a summary of performance share units (“PSUs”) activity for the six months ended June 30, 2023:

PSUs Activity	Number of Performance-Based Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2022	792,108	$10.48
Granted	75,715	10.17
Vested	(174,553)	11.36
Forfeited	(1,637)	10.25
Non-Vested share units as of June 30, 2023	691,633	$10.22

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's condensed consolidated balance sheets and was $0.6 million and $0.8 million as of June 30, 2023 and December 31, 2022, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of June 30, 2023 and December 31, 2022.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of June 30, 2023, and December 31, 2022, our receivables from contracts with customers were $37.1 million and $33.6 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service revenues:
Maritime	$153,735	$94,698	$294,068	$158,059
Destination resorts	9,499	8,918	19,287	16,719
Total service revenues	163,234	103,616	313,355	174,778
Product revenues:
Maritime	35,939	22,472	66,961	37,636
Destination resorts	775	759	1,498	1,454
Timetospa.com	565	535	1,154	1,177
Total product revenues	37,279	23,766	69,613	40,267
Total revenues	$200,513	$127,382	$382,968	$215,045

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
U.S.	$5,115	$3,505	$10,193	$9,901
Other countries	5,936	5,124	12,152	9,599
Not connected to a country	189,462	118,753	360,623	195,545
Total	$200,513	$127,382	$382,968	$215,045

	As of
	June 30, 2023	December 31, 2022
Property and equipment, net:
U.S.	$5,296	$5,363
Other countries	1,686	1,728
Not connected to a country	7,637	7,426
Total	$14,619	$14,517

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Accumulated Other Comprehensive (Loss) Income for the Six Months Ended June 30, 2023			Accumulated Other Comprehensive (Loss) Income for the Six Months Ended June 30, 2022
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss
Accumulated other comprehensive (loss) income, beginning of period	$(1,229)	$5,026	$3,797	$(673)	$(1,324)	$(1,997)
Current period other comprehensive income (loss) before reclassifications	236	822	1,058	(615)	4,142	3,527
Amounts reclassified into earnings	-	(1,594)	(1,594)	-	596	596
Net current period other comprehensive income (loss)	236	(772)	(536)	(615)	4,738	4,123
Accumulated other comprehensive (loss) income, end of period	$(993)	$4,254	$3,261	$(1,288)	$3,414	$2,126
(1)
See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at June 30, 2023 and December 31, 2022 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at June 30, 2023 and December 31, 2022 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of June 30, 2023 and December 31, 2022 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$28,771	$28,771	$32,064	$32,064
Restricted Cash	1,198	1,198	1,198	1,198
Total cash	$29,969	$29,969	$33,262	$33,262
First lien term loan facility	$184,639	$185,080	$200,681	$192,770
Second lien term loan facility	-	-	15,000	14,500
Total debt (a)	$184,639	$185,080	$215,681	$207,270

(a) The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2023				Fair Value Measurements at December 31, 2022
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$3,505	$-	$3,505	$-	$3,117	$-	$3,117	$-
Derivative financial instruments (1)	Other non-current assets	749	-	749	-	1,909	-	1,909	-
Total Assets		$4,254	$-	$4,254	$-	$5,026	$-	$5,026	$-
Liabilities:
Warrants	Warrant liabilities	17,400	-	17,400	-	52,900	-	52,900	-
Total liabilities		$17,400	$-	$17,400	$-	$52,900	$-	$52,900	$-

(1)
Consists of an interest rate swap.

Warrants

Public and 2020 PIPE Warrants

The fair value of the Public and 2020 PIPE Warrants are considered a Level 2 valuation and are determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	June 30, 2023		December 31, 2022
	Public Warrants	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants
Stock price	$12.10	$12.10	$9.33	$9.33
Strike price	$11.50	$5.75	$11.50	$5.75
Remaining life (in years)	0.72	1.95	1.22	2.45
Volatility	46%	48%	44%	44%
Interest rate	5.37%	4.84%	4.61%	4.28%
Redemption price	$18.00	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Sholes model. The significant assumptions which the Company used in the model are:

	June 30, 2023	December 31, 2022
Stock price	$12.10	$9.33
Strike price	$11.50	$11.50
Remaining life (in years)	0.72	1.22
Volatility	48%	44%
Interest rate	5.37%	4.61%
Dividend yield	0.0%	0.0%

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

In September 2019, the Company entered into a floating-to-fixed interest rate swap agreement to make a series of payments based on a fixed interest rate of 1.457% and receive a series of payments based on the greater of 1 Month USD LIBOR or Strike which is used to hedge the Company’s exposure to changes in cash flows associated with its variable rate Term Loan Facilities and has designated this derivative as a cash flow hedge. Both the fixed and floating payment streams are based on a notional amount of $174.7 million at the inception of the contract. In June 2023, the interest rate swap agreement was amended to replace the reference rate from LIBOR to SOFR, to be consistent with the amended First Lien Credit Facilities.

The interest rate swap agreement has a maturity date of September 19, 2024. As of June 30, 2023 and December 31, 2022, the notional amount is $95.4 million and $101.0 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $3.6 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain recognized in accumulated other comprehensive (loss) income	$1,054	$899	$822	$4,142

Gains reclassified from accumulated other comprehensive (loss) income to interest expense	$855	$199	$1,594	$596

11. INCOME TAXES

For the three and six months ended June 30, 2023, the Company recorded an income tax expense of $0.059 million and $0.6 million, respectively. For the three and six months ended June 30, 2022, the Company recorded an income tax expense of $0.086 million and a benefit of $0.027 million, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to the change in valuation allowance, foreign rate differential, including income earned in jurisdictions not subject to income taxes, and withholding taxes due in various jurisdictions. We expect to record a decrease of approximately $4.0 million in uncertain tax benefits during the third quarter of 2023 related to foreign tax exposures as a result of our participation in a tax amnesty program in Italy that settled such liability on July 26, 2023.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority regarding the application of the value added tax (“VAT”) law on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019 (the “Business Combination”). The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter as of June 30, 2023 and December 31, 2022 and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

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

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. During the second quarter of 2023, we continued to execute the resumption of our health and wellness center operations on cruise ships and in destination resorts and have substantially returned to normalized operations, with strengths that position us as a leader in the hospitality-based health and wellness industry. Our highly trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard cruise ships and at destination resorts globally. We are the market leader at more than 20x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform, as well as decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average Ship Count (1)	177	144	175	124
Period End Ship Count	183	172	183	172
Average Weekly Revenue Per Ship	$82,149	$62,686	$79,662	$61,053
Average Revenue Per Shipboard Staff Per Day	$572	$533	$557	$496
Average Resort Count (2)	51	47	50	47
Period End Resort Count	54	51	54	51
Average Weekly Revenue Per Resort	$15,447	$15,728	$16,182	$14,865

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

Other income (expense). Other income (expense) consists of interest income, interest expense and changes in the fair value of warrant liabilities.

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
•
Expansion of value-added services and products across modalities in existing health and wellness centers. We continue to expand our higher value added and price point offerings in existing health and wellness centers, including introducing premium medi-spa, acupuncture, and advanced facial services, resulting in higher guest spending.
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

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended June 30, 2023	% of Total Revenue	Three Months Ended June 30, 2022	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$163,234	81%	$103,616	81%
Product revenues	37,279	19%	23,766	19%
Total revenues	200,513	100%	127,382	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	137,192	68%	87,019	68%
Cost of products	32,207	16%	23,278	18%
Administrative	4,519	2%	3,861	3%
Salary, benefits and payroll taxes	8,954	4%	7,994	6%
Amortization of intangible assets	4,206	2%	4,206	3%
Total cost of revenues and operating expenses	187,078	93%	126,358	99%
Income from operations	13,435	7%	1,024	1%
OTHER INCOME (EXPENSE)
Interest expense, net	(4,352)	-2%	(3,544)	-3%
Change in fair value of warrant liabilities	(12,201)	-6%	58,500	46%
Total other (expense) income	(16,553)	-8%	54,956	43%
(Loss) Income before income tax expense	(3,118)	-2%	55,980	44%
INCOME TAX EXPENSE	59	0%	86	0%
NET (LOSS) INCOME	$(3,177)	-2%	$55,894	44%
NET (LOSS) INCOME PER VOTING AND NON-VOTING SHARE:
Basic	$(0.03)		$0.61
Diluted (1)	$(0.03)		$0.46
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	97,471		92,352
Diluted	97,471		94,798

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the three months ended June 30, 2023 compared to three months ended June 30, 2022

The results of operations in the second quarter of 2023 continued to accelerate from 2022 as the Company has returned to normalized operations since the advent of the COVID-19 pandemic.

Revenues. Revenues for the three months ended June 30, 2023 and 2022 were $200.5 million and $127.4 million, respectively. The increase was primarily attributable to our average ship count of 177 health and wellness centers onboard ships operating during the quarter compared with our average ship count of 144 health and wellness centers onboard ships operating during the second quarter of 2022 and the occupancy of the average ships in service in the respective quarters.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended June 30, 2023 were $163.2 million, an increase of $59.6 million, or 58%, compared to $103.6 million for the three months ended June 30, 2022.
•
Product revenues. Product revenues for the three months ended June 30, 2023 were $37.3 million, an increase of $13.5 million, or 57%, compared to $23.8 million for the three months ended June 30, 2022.

Cost of services. Cost of services for the three months ended June 30, 2023 were $137.2 million, an increase of $50.2 million, or 58%, compared to $87.0 million for the three months ended June 30, 2022. The increase was primarily attributable to costs associated with increased service revenues of $163.2 million in the quarter from our operating health and wellness centers at sea and on land, compared with service revenues of $103.6 million in the second quarter of 2022.

Cost of products. Cost of products for the three months ended June 30, 2023 were $32.2 million, an increase of $8.9 million, or 38%, compared to $23.3 million for the three months ended June 30, 2022. The increase was primarily attributable to costs associated with increased product revenues of $37.3 million in the quarter from our operating health and wellness centers at sea and on land, compared to product revenue of $ 23.8 million in the second quarter of 2022.

Administrative. Administrative expenses for the three months ended June 30, 2023 were $4.5 million, an increase of $0.7 million, or 17%, compared to $3.9 million for the three months ended June 30, 2022. The increase was primarily attributable to professional fees incurred during the three months ended June 30, 2023 for a secondary offering of common shares by selling shareholders related to the Business Combination.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the three months ended June 30, 2023 were $8.9 million, an increase of $1.0 million, or 12%, compared to $8.0 million for the three months ended June 30, 2022. The increase was primarily attributable the measured increase in corporate head count to account for the return to normal operations.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2023 and June 30, 2022 was $4.2 million in both periods.

Other (expense) income. Other (expense) income includes interest expense and change in the fair value of warrant liabilities. Interest expense for the three months ended June 30, 2023 was $4.4 million, an increase of $0.8 million, or 23%, compared to $3.5 million for the three months ended June 30, 2022. The increase in interest expense was related to higher interest rates and prepayment penalties to extinguish the second lien term loan offset by lower debt balances as the Company repaid a total of $49.1 million in debt instruments since the second quarter of 2022. The change in fair value of warrant liabilities during the three months ended June 30, 2023 was a loss of $12.2 million compared to a gain of $58.5 million during the three months ended June 30, 2022. The change in fair value of warrant liabilities was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments and the exchange of approximately 95% of the Public Warrants and approximately 50% of Sponsor Warrants for the Company’s common shares in April 2023. Refer to Note 5 to the Condensed Consolidated Financial statements in this report for further detail.

Income tax expense. Income tax expense for the three months ended June 30, 2023 was an expense of $59 thousand, a decrease of $27 thousand, or 31%, compared to $86 thousand for the three months ended June 30, 2022.

Net (loss) income. Net (loss) for the three months ended June 30, 2023 was $(3.2) million, as compared to net income of $55.9 million for the three months ended June 30, 2022. The decrease was primarily attributable to the negative change in fair value of warrant liabilities. The change in fair value of warrant liabilities was a loss of ($12.2) million in the quarter, compared to a gain of $58.5 million in the second quarter of 2022. Excluding the change in fair value of warrant liabilities, the improvement in the second quarter of 2023 was primarily a result of the $12.4 million change in income from operations derived primarily from the increase in the number of wellness centers onboard ships operating during the quarter.

	Consolidated
	Six Months Ended June 30, 2023	% of Total Revenue	Six Months Ended June 30, 2022	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$313,355	82%	$174,778	81%
Product revenues	69,613	18%	40,267	19%
Total revenues	382,968	100%	215,045	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	263,520	69%	149,686	70%
Cost of products	60,472	16%	37,930	18%
Administrative	8,089	2%	7,694	4%
Salary, benefits and payroll taxes	17,875	5%	16,721	8%
Amortization of intangible assets	8,412	2%	8,412	4%
Total cost of revenues and operating expenses	358,368	94%	220,443	103%
Income (loss) from operations	24,600	6%	(5,398)	-3%
OTHER (EXPENSE) INCOME
Interest expense, net	(8,962)	-2%	(6,951)	-3%
Change in fair value of warrant liabilities	(34,101)	-9%	61,900	29%
Total other (expense) income	(43,063)	-11%	54,949	26%
(Loss) Income before income tax expense (benefit)	(18,463)	-5%	49,551	23%
INCOME TAX EXPENSE (BENEFIT)	618	0%	(27)	0%
NET (LOSS) INCOME	$(19,081)	-5%	$49,578	23%
NET (LOSS) INCOME PER VOTING AND NON-VOTING SHARE
Basic	$(0.20)		$0.54
Diluted (1)	$(0.20)		$0.39
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	95,456		92,278
Diluted	95,456		94,864

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the six months ended June 30, 2023 compared to six months ended June 30, 2022

Results of operations for the six months ended June 30, 2023 continued to accelerate from 2022 as the Company has returned to normalized operations since the advent of the COVID-19 pandemic.

Revenues. Revenues for the six months ended June 30, 2023 and 2022 were $383.0 million and $215.0 million, respectively. The increase was primarily attributable to our average ship count of 175 health and wellness centers onboard ships operating during the six months ended June 30, 2023 compared with our average ship count of 124 health and wellness centers onboard ships operating during the six months ended June 30, 2022 and the occupancy of the average ships in service in the respective periods.

The break-down of revenue between service and product revenues was as follows:

•
Service revenues. Service revenues for the six months ended June 30, 2023 were $313.4 million, an increase of $138.6 million, or 79%, compared to $174.8 million for the six months ended June 30, 2022.
•
Product revenues. Product revenues for the six months ended June 30, 2023 were $69.6 million, an increase of $29.3 million, or 73%, compared to $40.3 million for the six months ended June 30, 2022.

Cost of services. Cost of services for the six months ended June 30, 2023 were $263.5 million, an increase of $113.8 million, or 76%, compared to $149.7 million for the six months ended June 30, 2022. The increase was primarily attributable to costs associated with increased service revenues of $313.4 million in the six months ended June 30, 2023 from our operating health and wellness centers at sea and on land, compared with service revenues of $174.8 million in the six months ended June 30, 2022.

Cost of products. Cost of products for the six months ended June 30, 2023 were $60.5 million, an increase of $22.6 million, or 59%, compared to $37.9 million for the six months ended June 30, 2022. The increase was primarily attributable to costs associated with increased product revenues of $69.6 million in the six months ended June 30, 2023 from our operating health and wellness centers at sea and on land, compared to product revenues of $40.3 million in the six months ended June 30, 2022.

Administrative. Administrative expenses for the six months ended June 30, 2023 were $8.1 million, an increase of $0.4 million, or 5%, compared to $7.7 million for the six months ended June 30, 2022. The increase was primarily attributable to professional fees incurred during the six months ended June 30, 2023 for a secondary offering of common shares by selling shareholders related to the Business Combination.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the six months ended June 30, 2023 were $17.9 million, an increase of $1.2 million, or 7%, compared to $16.7 million for the six months ended June 30, 2022. The increase was primarily attributable to the measured increase in corporate head count to account for the return to sailing and lower corporate salaries in the six months ended June 30, 2022 due to salary reductions and lower corporate headcount which were implemented due to the COVID-19 pandemic.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2023 and 2022 were both $8.4 million.

Other (expense) income. Other (expense) income, includes interest expense and change in fair value of warrant liabilities. Interest expense for the six months ended June 30, 2023 was $9.0 million, an increase of $2.0 million, or 29%, compared to $7.0 million for the six months ended June 30, 2022. The increase in interest expense was related to higher interest rates and prepayment penalties to extinguish the second lien term loan offset by lower debt balances as the Company repaid a total of $49.1 million in debt instruments since the second quarter of 2022. The change in fair value of warrant liabilities during the six months ended June 30, 2023 was a loss of $34.1 million compared to a gain of $61.9 million during the six months ended June 30, 2022. The change in fair value of warrant liabilities was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments and the exchange of approximately 95% of the Public Warrants and approximately 50% of Sponsor Warrants for the Company’s common shares in April 2023. Refer to Note 5 to the Condensed Consolidated Financial statements in this report for further detail.

Income tax expense (benefit). Income tax expense for the six months ended June 30, 2023 was an expense of $0.6 million, an increase of $0.6 million, or 2,389%, compared to 27 thousand tax (benefit) for the six months ended June 30, 2022. The increase was primarily driven by an increase in the taxable income and a change in valuation allowance, withholding taxes due in various jurisdictions and the decrease in availability of net operating losses.

Net (loss) income. Net (loss) for the six months ended June 30, 2023 was ($19.1) million, as compared to net income of $49.6 million in the six months ended June 30, 2022. The decrease was primarily attributable to the negative change in fair value of warrant liabilities. The change in fair value of warrant liabilities was a loss of ($34.1) million in the six months ended June 30, 2023, compared to a gain of $61.9 million in the six months ended June 30, 2022. Excluding the change in fair value of warrant liabilities, the improvement in the six months ended June 30, 2023 was primarily a result of the $30.0 million change in income from operations derived primarily from the increase in the number of wellness centers onboard ships operating during the six-month period.

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

Since the substantial easing of COVID-19 pandemic restrictions, our principal uses for liquidity have been funding our return to service on 183 cruise ships and in 54 destination resorts, associated working capital investment, debt service and full repayment of our Second Lien Term Loan Facility.

Our results continued to experience significant recovery during the three months ended June 30, 2023 when compared to the prior year period, building upon the increasing magnitude of our positive net operating cash flows. Taking into account the actions described above, the magnitude and positive trend of our results of operations, and our current financial condition and resources, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the six months ended June 30, 2023 and the six months ended June 30, 2022.

(in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net (loss) income	$(19,081)	$49,578
Depreciation and amortization	10,986	10,717
Amortization of deferred financing costs	773	514
Change in fair value of warrant liabilities	34,101	(61,900)
Stock-based compensation	4,848	6,121
Provision for doubtful accounts	9	3
Loss from write-offs of property and equipment	12	10
Noncash lease expense	44	40
Deferred income taxes	227	70
Changes in working capital	(4,447)	(788)
Net cash provided by operating activities	27,472	4,365
Capital expenditures	(2,201)	(2,025)
Net cash used in investing activities	(2,201)	(2,025)
Proceeds from exercise of warrants	2,216	59
Repayment on term loan facilities	(31,042)	(734)
Net cash used in financing activities	(28,826)	(675)
Effect of exchange rates	262	(612)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,293)	$1,053

Comparison of Results for the six months ended June 30, 2023 and 2022

Operating activities. Our net cash provided by (used in) operating activities for the six months ended June 30, 2023 and 2022 were $27.5 million and $4.4 million, respectively. In the six months ended June 30, 2023, net operating cash flows continued to accelerate from 2022, as the Company has returned to normalized operations.

Investing activities. Our net cash used in investing activities for the six months ended June 30, 2023 and 2022 were $2.2 million and $2.0 million, respectively. In the six months ended June 30, 2023, the Company incurred more capital expenditures than in the six months ended June 30, 2022, as the Company has returned to normalized operations since the advent of the COVID-19 pandemic.

Financing activities. Our net cash used in financing activities for the six months ended June 30, 2023 and 2022 were $28.8 million and $0.7 million, respectively. For the six months ended June 30, 2023, the Company repaid $16.0 million on the First Lien Term Loan Facility and $15.0 million on the Second Lien Term Loan Facility and received proceeds from the exercise of warrants of $2.2 million. For the six months ended June 30, 2022, the Company repaid $0.7 million on the First Lien Term Loan facility and received proceeds from the exercise of Public Warrants of $0.059 million.

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

Contractual Obligations

As of June 30, 2023, our future contractual obligations have not changed significantly from the amounts disclosed in our 2022 Form 10-K.

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

Our critical accounting policies are included in our 2022 Form 10-K. We believe that there have been no significant changes during the six months ended June 30, 2023 to the critical accounting policies disclosed in our 2022 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our 2022 Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101.INS*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Equity and (v) Notes to Condensed Consolidated Financial Statements.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2023

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer