Form 10-Q
period 2023-09-30
ONESPAWORLD HOLDINGS Ltd
filed 2023-11-03
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2023

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

As of September 30, 2023, the registrant had 99,910,834 common shares issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,802	$32,064
Restricted cash	1,198	1,198
Accounts receivable, net	47,694	33,558
Inventories, net	43,843	39,835
Prepaid expenses	8,207	7,084
Other current assets	4,444	4,154
Total current assets	132,188	117,893
Property and equipment, net	14,038	14,517
Operating lease right-of-use assets, net	12,528	13,932
Intangible assets, net	552,849	565,467
OTHER ASSETS:
Deferred tax asset	—	227
Other non-current assets	3,148	5,399
Total other assets	3,148	5,626
Total assets	$714,751	$717,435
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$31,614	$24,124
Accrued expenses	46,163	39,999
Current portion of operating leases	2,232	2,239
Current portion of long-term debt	—	2,085
Other current liabilities	1,049	1,116
Total current liabilities	81,058	69,563
Income tax contingency	—	3,912
Warrant liabilities	9,600	52,900
Other long-term liabilities	2,449	2,449
Long-term operating leases	10,597	12,101
Long-term debt, net	162,970	210,701
Total liabilities	266,674	351,626
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 99,910,834 issued and outstanding at September 30, 2023 and 79,544,055 shares issued and outstanding at December 31, 2022	10	8
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, zero shares issued and outstanding, at September 30, 2023 and 13,421,914 shares issued and outstanding at December 31, 2022	—	1
Additional paid-in capital	779,907	700,612
Accumulated deficit	(334,279)	(338,609)
Accumulated other comprehensive income	2,439	3,797
Total shareholders' equity	448,077	365,809
Total liabilities and shareholders' equity	$714,751	$717,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Service revenues	$175,849	$132,777	$489,204	$307,555
Product revenues	40,422	29,515	110,035	69,782
Total revenues	216,271	162,292	599,239	377,337
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	146,128	110,585	409,648	260,271
Cost of products	34,477	25,323	94,949	63,253
Administrative	4,673	3,936	12,762	11,630
Salary, benefits and payroll taxes	9,833	8,411	27,708	25,132
Amortization of intangible assets	4,206	4,206	12,618	12,618
Total cost of revenues and operating expenses	199,317	152,461	557,685	372,904
Income from operations	16,954	9,831	41,554	4,433
OTHER INCOME (EXPENSE):
Interest expense, net	(3,726)	(3,984)	(12,688)	(10,935)
Change in fair value of warrant liabilities	7,365	300	(26,736)	62,200
Total other income (expense)	3,639	(3,684)	(39,424)	51,265
Income before income tax (benefit) expense	20,593	6,147	2,130	55,698
INCOME TAX (BENEFIT) EXPENSE	(2,818)	236	(2,200)	209
NET INCOME	$23,411	$5,911	$4,330	$55,489
NET INCOME PER VOTING AND NON-VOTING SHARE
Basic	$0.23	$0.06	$0.04	$0.60
Diluted	$0.16	$0.06	$0.04	$0.49
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	99,963	92,557	96,975	92,371
Diluted	101,369	94,432	96,975	94,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$23,411	$5,911	$4,330	$55,489
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(126)	(108)	110	(722)
Cash flows hedges:
Net unrealized gain on derivative	240	1,971	1,062	6,112
Amount realized and reclassified into earnings	(936)	(211)	(2,530)	385
Total other comprehensive (loss) income, net of tax	(822)	1,652	(1,358)	5,775
Total comprehensive income	$22,589	$7,563	$2,972	$61,264

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

			Three Months Ended September 30, 2023
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, June 30, 2023	99,470	—	$10	$777,275	$3,261	$(357,690)	$422,856
Net income	—	—	—	—	—	23,411	23,411
Stock-based compensation	—	—	—	2,197	—	—	2,197
Foreign currency translation adjustment	—	—	—	—	(126)	—	(126)
Unrecognized loss on derivatives	—	—	—	—	(696)	—	(696)
Cashless exercise of warrants	31	—	—	435	—	—	435
Common shares issued under equity incentive plan	410	—	—	—	—	—	—
BALANCE, September 30, 2023	99,911	—	$10	$779,907	$2,439	$(334,279)	$448,077

			Nine Months Ended September 30, 2023
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2022	79,544	13,422	$9	$700,612	$3,797	$(338,609)	$365,809
Net income	—	—	—	—	—	4,330	4,330
Stock-based compensation	—	—	—	7,045	—	—	7,045
Foreign currency translation adjustment	—	—	—	—	110	—	110
Unrecognized loss on derivatives	—	—	—	—	(1,468)	—	(1,468)
Exchange of warrants into common shares	3,854	—	1	45,260	—	—	45,261
Exercise of warrants (1)	194	—	—	2,620	—	—	2,620
Cashless exercise of warrants	84	2,123	—	24,370	—	—	24,370
Common shares issued under equity incentive plan	690	—	—	—	—	—	—
Conversion of non-voting common shares into voting shares	15,545	(15,545)	—	—	—	—	—
BALANCE, September 30, 2023	99,911	—	$10	$779,907	$2,439	$(334,279)	$448,077

(1) The exercise of Warrants includes $2.2 million of cash received and a reduction of warrants liability related to the exercise of the Warrants.
			Three Months Ended September 30, 2022
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, June 30, 2022	78,709	13,422	$9	$693,840	$2,126	$(342,190)	$353,785
Net income	—	—	—	—	—	5,911	5,911
Stock-based compensation	—	—	—	3,175	—	—	3,175
Foreign currency translation adjustment	—	—	—	—	(108)	—	(108)
Unrecognized gain on derivatives	—	—	—	—	1,760	—	1,760
Common shares issued under equity incentive plan	345	—	—	—	—	—	—
BALANCE, September 30, 2022	79,054	13,422	$9	$697,015	$3,778	$(336,279)	$364,523

			Nine Months Ended September 30, 2022
	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2021	78,423	13,422	$9	$687,660	$(1,997)	$(391,768)	$293,904
Net income	—	—	—	—	—	55,489	55,489
Stock-based compensation	—	—	—	9,296	—	—	9,296
Foreign currency translation adjustment	—	—	—	—	(722)	—	(722)
Unrecognized gain on derivatives	—	—	—	—	6,497	—	6,497
Proceeds from 2021 exercise of public warrants	—	—	—	59	—	—	59
Common shares issued under equity incentive plan	631	—	—	—	—	—	—
BALANCE, September 30, 2022	79,054	13,422	$9	$697,015	$3,778	$(336,279)	$364,523

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,330	$55,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,498	15,974
Amortization of deferred financing costs	1,226	770
Change in fair value of warrant liabilities	26,736	(62,200)
Stock-based compensation	7,045	9,296
Income tax benefit from change in reserve of uncertain tax positions	(3,440)	—
Provision for doubtful accounts	55	13
Loss from write-offs of property and equipment	20	10
Noncash lease expense	61	55
Deferred income taxes	227	70
Changes in:
Accounts receivable, net	(14,191)	(9,478)
Inventories, net	(4,008)	(3,110)
Prepaid expenses	(1,123)	(1,062)
Other current assets	150	(272)
Other non-current assets	(364)	607
Accounts payable	7,490	2,201
Accrued expenses	6,164	8,720
Other current liabilities	(67)	(81)
Income tax contingency	(472)	(116)
Net cash provided by operating activities	46,337	16,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,871)	(3,268)
Net cash used in investing activities	(2,871)	(3,268)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	2,216	59
Repayment on term loan facilities	(51,042)	(8,255)
Net cash used in financing activities	(48,826)	(8,196)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	98	(1,113)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,262)	4,309
Cash, cash equivalents and restricted cash, Beginning of period	33,262	32,833
Cash, cash equivalents and restricted cash, End of period	$28,000	$37,142

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$746	$335
Interest	$17,494	$10,252
Non-cash financing transactions:
Exchange of warrants into common shares	$45,261	$—
Cashless exercise of warrants	$24,370	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of September 30, 2023 and 2022 to the total amount presented in our condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Balance as of September 30,
	2023	2022
Cash and cash equivalents	$26,802	$35,246
Restricted cash	1,198	1,896
Total cash and restricted cash in the condensed consolidated statement of cash flows	$28,000	$37,142

Inventories

Inventories, consisting principally of beauty, health and wellness products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. An inventory reserve is recorded when necessary to write down the cost of inventory to the estimated market value, however, no material inventory reserve charges were necessary for the three and nine months ended September 30, 2023 and 2022.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income adjusted for the change in fair value of warrant liabilities, if the impact is dilutive, by the weighted average number of diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares, and contingently issuable shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, if their effect is anti-dilutive.

The Company had two classes of common stock, Voting and Non-Voting. Shares of Non-Voting common stock are in all respects identical to and treated equally with shares of Voting common stock except for the absence of voting rights. Basic income per share is computed by dividing net income by the weighted average number of Voting and Non-Voting common shares outstanding for the period. Diluted income per share is computed by dividing net income by the weighted average number of diluted Voting and Non-voting common shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase Voting and Non-Voting common shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive. The Company has not presented income per share under the two-class method, because the income per share are the same for both Voting and Non-Voting common stock since they are entitled to the same liquidation and dividend rights.

The following table provides details underlying OneSpaWorld’s income per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023 (a)	2022
Numerator:
Net income	$23,411	$5,911	$4,330	$55,489
Less change in fair value of in-the-money warrant liabilities	(7,400)	—	—	(9,500)
Net income, adjusted for change in fair value of warrants for diluted earnings per share	$16,011	$5,911	$4,330	$45,989
Denominator:
Weighted average shares outstanding – Basic	99,963	92,557	96,975	92,371
Dilutive effect of Warrants	482	1,571	—	1,897
Dilutive effect of stock-based awards	924	304	—	477
Diluted	101,369	94,432	96,975	94,745
Net Income per voting and non-voting share:
Basic	$0.23	$0.06	$0.04	$0.60
Diluted	$0.16	$0.06	$0.04	$0.49

(a) Potential common shares under the treasury stock method and the if-converted method were antidilutive because the effect of the change in the fair value of warrants was antidilutive. Consequently, the Company did not have any adjustments in this period between basic and diluted income per share related to stock-based awards and warrants.

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sponsor Warrants	—	8,000	3,842	8,000
Public Warrants	—	16,145	841	16,145
2020 PIPE Warrants	—	—	—	—
Restricted stock units	105	375	105	192
Performance stock units	—	—	—	—
	105	24,520	4,788	24,337

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This ASU amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit losses model) that is based on an expected losses model rather than an incurred losses model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of impairment models that entities use to account for debt instruments. In November 2019, the FASB issued guidance (ASU 2019-10) that defers the effective dates of the Financial Instruments—Credit Losses standard for entities that have not yet issued financial statements adopting the standard. The update is effective for annual periods beginning after December 15, 2022 with early adoption permitted. On implementation in 2023, the adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. In December 2022, the FASB issued ASU 2022-06, which extended the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. On April 5, 2023, the Company amended its First Lien Credit Facilities (as defined in Note 4, “Debt”), where the interest rate benchmark was updated from LIBOR to the Secured Overnight Financing Rate (“SOFR”) as a result of the expected cessation of LIBOR. In June 2023, the Company amended its interest rate swap agreement to implement certain changes in the reference rate from LIBOR to SOFR (See Note 10). In connection with the amendment of our First Lien Credit Facilities and debt interest rate swap agreement,we elected to apply the optional expedients in Topic 848 to (i) assert that the hedged interest payments remain probable regardless of any expected modification in terms related to reference rate reform, and (ii) continue the method of assessing effectiveness as documented in the original hedge documentation so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. The application of these expedients preserves the cash flow hedge designation of the interest rate swap and presentation consistent with past presentation and did not have a material impact on our consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of September 30, 2023 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(70,321)	$534,379	39
Destination resort agreements	17,900	(5,375)	12,525	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(555)	445	8
	$629,800	$(76,951)	$552,849

The following is a summary of the Company’s intangible assets as of December 31, 2022 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(58,692)	$546,008	39
Destination resort agreements	17,900	(4,480)	13,420	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(461)	539	8
	$629,800	$(64,333)	$565,467

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2023 and 2022 was $4.2 million for each period, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $12.6 million for each period, respectively. Amortization expense is estimated to be $16.8 million in each of the next five years beginning in 2023.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	September 30, 2023	December 31, 2022	Maturities Through	September 30, 2023	December 31, 2022
First lien term loan facility	9.2%	8.3%	2026	$164,639	$200,681
Second lien term loan facility	—	11.8%	—	-	15,000
Total debt				$164,639	$215,681
Less: unamortized debt issuance cost				(1,669)	(2,895)
Total debt, net of unamortized debt issuance cost				$162,970	$212,786
Less: current portion of long-term debt				-	(2,085)
Long-term debt, net				$162,970	$210,701

The following are scheduled principal repayments on long-term debt as of September 30, 2023 for each of the next five years (in thousands):

Year	Amount
2023	$-
2024	-
2025	-
2026	164,639
2027	-
Thereafter	-
Total	$164,639

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

The Term Loan Facilities require the Company to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and subject to step downs if certain leverage ratios are met and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the New Credit Facilities). The Company also is required to make quarterly amortization payments equal to 0.25% of the original principal amount of the First Lien Term Loan Facility commencing after the first full fiscal quarter after the closing date of the New Credit Facilities (subject to reductions by optional and mandatory prepayments of the loans). The Company may prepay (i) the First Lien Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs and a customary “soft call,” and (ii) the Second Lien Term Loan Facility at any time without premium or penalty, subject to a customary make-whole premium for any voluntary prepayment prior to the date that is 30 months following the closing date of the New Credit Facilities (the “Callable Date”), following by a call premium of (x) 4.00% on or prior to the first anniversary of the Callable Date, (y) 2.50% after the first anniversary but on or prior to the second anniversary of the Callable Date, and (z) 1.50% after the second anniversary but on or prior to the third anniversary of the Callable Date. During 2023, we repaid principal amounts of $36 million of our First Lien Credit Facilities. During the first and second quarter of 2023, we repaid the remaining principal amount of $15 million of our Second Lien Term Loan Facility. Accordingly, as of September 30, 2023, our Second Lien Term Loan Facility has been fully repaid and terminated.

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all of the covenants contained in the New Credit Facilities.

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

Borrowing Capacity:

As of September 30, 2023, our available borrowing capacity under the First Lien Revolving Facility was $20 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
First Lien Revolving Facility	$20,000	$-

5. WARRANT LIABILITIES AND EQUITY

Sponsor Warrants

As of September 30, 2023 and December 31, 2022, 3,842,191 and 8,000,000, respectively, Sponsor Warrants were issued and outstanding.

Public Warrants

As of September 30, 2023 and December 31, 2022, 841,414 and 16,145,279, respectively, Public Warrants were issued and outstanding.

2020 PIPE Warrants

As of September 30, 2023 and December 31, 2022, 828,334 and 5,000,000 2020 PIPE Warrants were issued and outstanding.

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

On April 26, 2023, the Company closed the exchange of the Public Warrants, and holders of Public Warrants exchanged 15,286,824 Public Warrants at an exchange ratio of 0.2047 Common Shares per Public Warrant for an aggregate of 3,129,200 Common Shares. The exchange ratio was determined pursuant to the Exchange Agreements and was based on the 30-day VWAP of Common Shares, ending on April 24, 2023. As a result of the closing of the above-described transactions, the Company exchanged an aggregate of approximately 95% of the outstanding Public Warrants and approximately 50% of the outstanding Sponsor Warrants. Immediately prior to the exchanges, the Public and Sponsor Warrants exchanged were remeasured to fair value, resulting on a loss of $15.5 million in "Change in fair value of warrant liabilities" on the condensed consolidated statement of operations for the nine months ended September 30, 2023 and a warrant liability of $45.3 million, which was then reclassified to additional paid in capital in the condensed consolidated balance sheet as of September 30, 2023.

2020 PIPE Warrants Exercised

On May 16, 2023, certain holders of the 2020 PIPE warrants elected to exercise 4,104,999 warrants on a cashless basis pursuant to the agreement governing the warrants at an exchange ratio of 0.53, in exchange for which the Company issued 2,122,951 of non-voting common shares and 53,008 of voting common shares, respectively. Immediately prior to the exercise, the 2020 PIPE Warrants exercised were remeasured to fair value, resulting on a gain of $3.8 million in "Change in fair value of warrant liabilities" on the condensed consolidated statement of operations for the nine months ended September 30, 2023 and a warrant liability of $23.9 million, which was then reclassified to additional paid in capital in the condensed consolidated balance sheet as of September 30, 2023.

In July 2023, certain holder of the 2020 PIPE warrants elected to exercise 63,334 warrants on a cashless basis pursuant to the agreement governing the warrants at an exchange ratio of 0.49, in exchange for which the Company issued 31,319 of voting common shares.

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

6. STOCK-BASED COMPENSATION

The share-based compensation expense for the three months ended September 30, 2023 and 2022 was $2.2 million and $3.2 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The share-based compensation expense for the nine months ended September 30, 2023 and 2022 was $7.0 million and $9.3 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The following is a summary of RSUs activity for the nine months ended September 30, 2023:

RSUs Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2022	1,284,570	$9.28
Granted	104,628	$11.90
Vested	(439,406)	$7.13
Forfeited	(33,780)	$7.16
Non-Vested share units as of September 30, 2023	916,012	$10.69

The following is a summary of performance share units (“PSUs”) activity for the nine months ended September 30, 2023:

PSUs Activity	Number of Performance-Based Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2022	792,108	$10.48
Granted	75,715	$10.17
Vested	(174,553)	$11.36
Forfeited	(1,637)	$10.25
Non-Vested share units as of September 30, 2023	691,633	$10.22

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's condensed consolidated balance sheets and was $0.5 million and $0.8 million as of September 30, 2023 and December 31, 2022, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of September 30, 2023 and December 31, 2022.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of September 30, 2023, and December 31, 2022, our receivables from contracts with customers were $47.7 million and $33.6 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service revenues:
Maritime	$167,215	$124,517	$461,283	$282,576
Destination resorts	8,634	8,260	27,921	24,979
Total service revenues	175,849	132,777	489,204	307,555
Product revenues:
Maritime	39,151	28,218	106,112	65,854
Destination resorts	618	684	2,116	2,138
Timetospa.com	653	613	1,807	1,790
Total product revenues	40,422	29,515	110,035	69,782
Total revenues	$216,271	$162,292	$599,239	$377,337

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
U.S.	$4,796	$4,968	$14,989	$14,869
Other countries	5,324	4,929	17,476	14,528
Not connected to a country	206,151	152,395	566,774	347,940
Total	$216,271	$162,292	$599,239	$377,337

	As of
	September 30, 2023	December 31, 2022
Property and equipment, net:
U.S.	$5,078	$5,363
Other countries	1,386	1,728
Not connected to a country	7,574	7,426
Total	$14,038	$14,517

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Accumulated Other Comprehensive (Loss) Income for the Nine Months Ended September 30, 2023			Accumulated Other Comprehensive (Loss) Income for the Nine Months Ended September 30, 2022
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income, beginning of period	$(1,229)	$5,026	$3,797	$(673)	$(1,324)	$(1,997)
Current period other comprehensive income (loss) before reclassifications	110	1,062	1,172	(722)	6,112	5,390
Amounts reclassified into earnings	-	(2,530)	(2,530)	-	385	385
Net current period other comprehensive income (loss)	110	(1,468)	(1,358)	(722)	6,497	5,775
Accumulated other comprehensive (loss) income, end of period	$(1,119)	$3,558	$2,439	$(1,395)	$5,173	$3,778
(1)
See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at September 30, 2023 and December 31, 2022 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at September 30, 2023 and December 31, 2022 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of September 30, 2023 and December 31, 2022 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$26,802	$26,802	$32,064	$32,064
Restricted Cash	1,198	1,198	1,198	1,198
Total cash	$28,000	$28,000	$33,262	$33,262
First lien term loan facility	$164,639	$167,120	$200,681	$192,770
Second lien term loan facility	-	-	15,000	14,500
Total debt (a)	$164,639	$167,120	$215,681	$207,270

(a) The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2023				Fair Value Measurements at December 31, 2022
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$3,558	$-	$3,558	$-	$3,117	$-	$3,117	$-
Derivative financial instruments (1)	Other non-current assets	-	-		-	1,909	-	1,909	-
Total Assets		$3,558	$-	$3,558	$-	$5,026	$-	$5,026	$-
Liabilities:
Warrants	Warrant liabilities	9,600	-	9,600	-	52,900	-	52,900	-
Total liabilities		$9,600	$-	$9,600	$-	$52,900	$-	$52,900	$-

(1)
Consists of an interest rate swap.

Warrants

Public and 2020 PIPE Warrants

The fair value of the Public and 2020 PIPE Warrants are considered a Level 2 valuation and are determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	September 30, 2023		December 31, 2022
	Public Warrants	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants
Stock price	$11.22	$11.22	$9.33	$9.33
Strike price	$11.50	$5.75	$11.50	$5.75
Remaining life (in years)	0.47	1.70	1.22	2.45
Volatility	32%	33%	44%	44%
Interest rate	5.46%	5.09%	4.61%	4.28%
Redemption price	$18.00	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Sholes model. The significant assumptions which the Company used in the model are:

	September 30, 2023	December 31, 2022
Stock price	$11.22	$9.33
Strike price	$11.50	$11.50
Remaining life (in years)	0.47	1.22
Volatility	32%	44%
Interest rate	5.46%	4.61%
Dividend yield	0.0%	0.0%

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of September 30, 2023 and December 31, 2022, the notional amount is $95.4 million and $101.0 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $3.6 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain recognized in accumulated other comprehensive (loss) income	$240	$1,971	$1,062	$6,112

Gains reclassified from accumulated other comprehensive income (loss) to interest expense	$(936)	$(211)	$(2,530)	$385

11. INCOME TAXES

For the three months ended September 30, 2023 and 2022, the Company recorded an income tax benefit of $2.8 million and an expense of $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax benefit of $2.2 million and an expense of $0.2 million, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to a release of an uncertain tax position, the change in valuation allowance, foreign rate differential, including income earned in jurisdictions not subject to income taxes and withholding taxes due in various jurisdictions. For the three and nine months ended September 30, 2023, the Company recognized a discrete tax benefit of approximately $3.4 million related to a release of an uncertain foreign tax position as a result of our participation in a tax amnesty program in Italy that settled such liability in August 2023.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority regarding the application of the value added tax (“VAT”) law on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019 (the “Business Combination”). The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter as of September 30, 2023 and December 31, 2022 and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

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

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. During the third quarter of 2023, we continued to execute the resumption of our health and wellness center operations on cruise ships and in destination resorts and have substantially returned to normalized operations, with strengths that position us as a leader in the hospitality-based health and wellness industry. Our highly trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard cruise ships and at destination resorts globally. We are the market leader at more than 20x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform, as well as decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay.

At our core, we are a global services company. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of our cruise line and destination resort partners’ overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations. We have consistently expanded our onboard offerings with innovative and leading-edge service and product introductions, and developed powerful recruiting, training and logistics platforms to manage our operational complexity, maintain our industry-leading quality standards, and maximize revenue and profitability per health and wellness center. The combination of our personnel recruiting and training platform, deep proprietary global labor pool, global logistics and supply chain infrastructure, and proven health and wellness center operating, revenue, and profitability management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate.

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew substantially all of our existing cruise line partner agreements, and gain new agreements to operate health and wellness centers for new cruise line partners.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Period End Ship Count	189	176	179	176
Average Ship Count (1)	185	167	178	138
Average Weekly Revenue Per Ship	$84,749	$69,660	$81,444	$64,548
Average Revenue Per Shipboard Staff Per Day	$587	$576	$568	$528
Period End Resort Count	54	51	54	51
Average Resort Count (2)	52	48	50	47
Average Weekly Revenue Per Resort	$13,550	$14,273	$15,269	$14,664

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

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, but not limited to:

•
The number of health and wellness centers we operate on cruise ships and in destination resorts. The number of cruise ships on which we operate during each period is primarily impacted by our renewal of existing cruise ship partner agreements, introductions of new ships to service under our existing agreements, agreements with new cruise line partners, ships temporarily out of service for maintenance and repair, and ships prevented from sailing due to outbreaks of illnesses, such as the COVID-19 pandemic, among other factors. The number of destination resorts in which we operate during each period is primarily attributable to renewal of existing agreements with destination resort partners and destination resorts prevented from operating due to outbreaks of illnesses, such as the COVID-19 pandemic, among other factors.
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
•
Expansion of value-added services and products across modalities in existing health and wellness centers. We continue to introduce and expand our higher value added and price point offerings in existing health and wellness centers, including introducing premium medi-spa, acupuncture, and advanced facial services, resulting in higher guest demand and spending.
•
The mix of ship count across contemporary, premium, luxury and budget categories. Revenue generated per shipboard health and wellness center differs across contemporary, premium, luxury and budget ship categories due to the size of the health and wellness centers, services offered and guest socioeconomic factors.
•
The mix of cruise itineraries. Revenue generated per shipboard health and wellness center is influenced by cruise itinerary, including length of cruise, number of sea days versus port days, which impacts center utilization, and the geographic sailing region, which may impact ship category and offerings of services and products to align with guest socioeconomic mix and preferences.
•
Collaboration with cruise line partners, including targeted marketing and promotion initiatives, as well as implementation of proprietary technologies to increase center utilization via pre-booking and pre-payment of health and wellness services. We directly market and promote to onboard passengers as a result of enhanced collaboration with certain of our cruise line partners. We also utilize our proprietary health and wellness services pre-booking and pre-payment technology platforms integrated with certain of our cruise line partners’ pre-cruise planning systems. These areas of increased collaboration with cruise line partners are resulting in higher productivity, revenue generation, and profitability across our health and wellness centers.
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

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended September 30, 2023	% of Total Revenue	Three Months Ended September 30, 2022	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$175,849	81%	$132,777	82%
Product revenues	40,422	19%	29,515	18%
Total revenues	216,271	100%	162,292	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	146,128	68%	110,585	68%
Cost of products	34,477	16%	25,323	16%
Administrative	4,673	2%	3,936	2%
Salary, benefits and payroll taxes	9,833	5%	8,411	5%
Amortization of intangible assets	4,206	2%	4,206	3%
Total cost of revenues and operating expenses	199,317	92%	152,461	94%
Income from operations	16,954	8%	9,831	6%
OTHER INCOME (EXPENSE)
Interest expense, net	(3,726)	-2%	(3,984)	-2%
Change in fair value of warrant liabilities	7,365	3%	300	0%
Total other income (expense)	3,639	2%	(3,684)	-2%
Income before income tax (benefit) expense	20,593	10%	6,147	4%
INCOME TAX (BENEFIT) EXPENSE	(2,818)	-1%	236	0%
NET INCOME	$23,411	11%	$5,911	4%
NET INCOME PER VOTING AND NON-VOTING SHARE:
Basic	$0.23		$0.06
Diluted (1)	$0.16		$0.06
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	99,963		92,557
Diluted	101,369		94,432

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the three months ended September 30, 2023 compared to three months ended September 30, 2022

The results of operations in the third quarter of 2023 continued to accelerate from 2022 as the Company has returned to normalized operations since the inception of the COVID-19 pandemic.

Revenues. Revenues for the three months ended September 30, 2023 and 2022 were $216.3 million and $162.3 million, respectively. The increase was attributable to our average ship count increasing 11% to 185 health and wellness centers onboard ships operating during the quarter compared with our average ship count of 167 health and wellness centers onboard ships operating during the third quarter of 2022, and our initiatives to drive revenue growth in each of our on-board health and wellness centers through enhanced guest engagement and experiences, our guest service and product offering innovations, and the disciplined execution of our complex operating protocols by our on-board and corporate teams.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended September 30, 2023 were $175.8 million, an increase of $43.1 million, or 32%, compared to $132.8 million for the three months ended September 30, 2022.
•
Product revenues. Product revenues for the three months ended September 30, 2023 were $40.4 million, an increase of $10.9 million, or 37%, compared to $29.5 million for the three months ended September 30, 2022.

Cost of services. Cost of services for the three months ended September 30, 2023 were $146.1 million, an increase of $35.5 million, or 32%, compared to $110.6 million for the three months ended September 30, 2022. The increase was primarily attributable to costs associated with increased service revenues of $175.8 million in the quarter from our operating health and wellness centers at sea and on land, compared with service revenues of $132.8 million in the third quarter of 2022.

Cost of products. Cost of products for the three months ended September 30, 2023 were $34.5 million, an increase of $9.2 million, or 36%, compared to $25.3 million for the three months ended September 30, 2022. The increase was primarily attributable to costs associated with increased product revenues of $40.4 million in the quarter from our operating health and wellness centers at sea and on land, compared to product revenue of $ 29.5 million in the third quarter of 2022. Product margin in the third quarter of 2023 temporarily benefited from retail price increases implemented on board vessels ahead of an increase in the cost of those products. This resulted in an approximately 60 basis point improvement in the quarter.

Administrative. Administrative expenses for the three months ended September 30, 2023 were $4.7 million, an increase of $0.7 million, or 19%, compared to $3.9 million for the three months ended September 30, 2022. The increase was primarily attributable to professional fees incurred during the three months ended September 30, 2023 for a secondary offering of common shares by selling shareholders related to the Business Combination and increased public company costs as the Company emerged from emerging growth company status.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the three months ended September 30, 2023 were $9.8 million, an increase of $1.4 million, or 17%, compared to $8.4 million for the three months ended September 30, 2022. The increase was primarily attributable to measured increase in corporate headcount and higher performance based compensation for the three months ended September 30, 2023.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2023 and September 30, 2022 was $4.2 million in both periods.

Other income (expense). Other income (expense) includes interest expense and change in the fair value of warrant liabilities. Interest expense for the three months ended September 30, 2023 was $3.7 million, a decrease of $0.3 million, or 6%, compared to $4.0 million for the three months ended September 30, 2022. The decrease in interest expense was related to lower debt balances as the Company repaid a total of $61.6 million in debt instruments since the third quarter of 2022. The change in fair value of warrant liabilities during the three months ended September 30, 2023 was a gain of $7.4 million compared to a gain of $0.3 million during the three months ended September 30, 2022. The change in fair value of warrant liabilities was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments.

Income tax (benefit) expense. Income tax benefit for the three months ended September 30, 2023 was $2.8 million, a decrease of $3.1 million, or 1,294%, compared to an income tax expense of $0.2 million for the three months ended September 30, 2022. The decrease was primarily driven by the recognition of a discrete tax benefit of approximately $3.4 million in uncertain tax benefits during the third quarter of 2023 related to foreign tax exposures as a result of our participation in a tax amnesty program in Italy that settled such liability in August 2023, offset by an increase in the taxable income and a change in valuation allowance, withholding taxes due in various jurisdictions and the decrease in availability of net operating losses.

Net income. Net income for the three months ended September 30, 2023 was $23.4 million, as compared to net income of $5.9 million for the three months ended September 30, 2022. The $17.5 million increase was attributable to the $7.1 million positive change in fair value of warrant liabilities, a $7.1 million positive change in income from operations, and a $3.4 million decrease in uncertain tax benefits related to foreign tax exposure as a result of the Company's participation in a tax amnesty program in Italy settled in August 2023.

	Consolidated
	Nine Months Ended September 30, 2023	% of Total Revenue	Nine Months Ended September 30, 2022	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$489,204	82%	$307,555	82%
Product revenues	110,035	18%	69,782	18%
Total revenues	599,239	100%	377,337	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	409,648	68%	260,271	69%
Cost of products	94,949	16%	63,253	17%
Administrative	12,762	2%	11,630	3%
Salary, benefits and payroll taxes	27,708	5%	25,132	7%
Amortization of intangible assets	12,618	2%	12,618	3%
Total cost of revenues and operating expenses	557,685	93%	372,904	99%
Income from operations	41,554	7%	4,433	1%
OTHER (EXPENSE) INCOME
Interest expense, net	(12,688)	-2%	(10,935)	-3%
Change in fair value of warrant liabilities	(26,736)	-4%	62,200	16%
Total other (expense) income	(39,424)	-7%	51,265	14%
Income before income tax (benefit) expense	2,130	0%	55,698	15%
INCOME TAX (BENEFIT) EXPENSE	(2,200)	0%	209	0%
NET INCOME	$4,330	1%	$55,489	15%
NET INCOME PER VOTING AND NON-VOTING SHARE
Basic	$0.04		$0.60
Diluted (1)	$0.04		$0.49
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	96,975		92,371
Diluted	96,975		94,745

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Results of operations for the nine months ended September 30, 2023 continued to accelerate from 2022 as the Company has returned to normalized operations since the inception of the COVID-19 pandemic.

Revenues. Revenues for the nine months ended September 30, 2023 and 2022 were $599.2 million and $377.3 million, respectively. The increase was attributable to our average ship count increasing 29% to 178 health and wellness centers onboard ships operating during the nine months ended September 30, 2023 compared with our average ship count of 138 health and wellness centers onboard ships operating during the nine months ended September 30, 2022, and the impact of our on-board initiatives to drive revenue growth.

The break-down of revenue between service and product revenues was as follows:

•
Service revenues. Service revenues for the nine months ended September 30, 2023 were $489.2 million, an increase of $181.6 million, or 59%, compared to $307.6 million for the nine months ended September 30, 2022.
•
Product revenues. Product revenues for the nine months ended September 30, 2023 were $110.0 million, an increase of $40.3 million, or 58%, compared to $69.8 million for the nine months ended September 30, 2022.

Cost of services. Cost of services for the nine months ended September 30, 2023 were $409.7 million, an increase of $149.4 million, or 57%, compared to $260.3 million for the nine months ended September 30, 2022. The increase was primarily attributable to costs associated with increased service revenues of $489.2 million in the nine months ended September 30, 2023 from our operating health and wellness centers at sea and on land, compared with service revenues of $307.6 million in the nine months ended September 30, 2022.

Cost of products. Cost of products for the nine months ended September 30, 2023 were $94.9 million, an increase of $31.7 million, or 50%, compared to $63.3 million for the nine months ended September 30, 2022. The increase was primarily attributable to costs associated with increased product revenues of $110.0 million in the nine months ended September 30, 2023 from our operating health and wellness centers at sea and on land, compared to product revenues of $69.8 million in the nine months ended September 30, 2022.

Administrative. Administrative expenses for the nine months ended September 30, 2023 were $12.8 million, an increase of $1.1 million, or 10%, compared to $11.6 million for the nine months ended September 30, 2022. The increase was primarily attributable to professional fees incurred during the nine months ended September 30, 2023 for a secondary offering of common shares by selling shareholders related to the Business Combination and increased public company costs as the Company emerged from emerging growth company status.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the nine months ended September 30, 2023 were $27.7 million, an increase of $2.6 million, or 10%, compared to $25.1 million for the nine months ended September 30, 2022. The increase was primarily attributable to measured increase in corporate headcount and higher performance based compensation for the nine months ended September 30, 2023.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2023 and 2022 were both $12.6 million.

Other (expense) income. Other (expense) income, includes interest expense and change in fair value of warrant liabilities. Interest expense for the nine months ended September 30, 2023 was $12.7 million, a increase of $1.7 million, or 16%, compared to $10.9 million for the nine months ended September 30, 2022. The increase in interest expense was related to higher interest rates and prepayment penalties to extinguish the second lien term loan offset by lower debt balances as the Company repaid a total of $61.6 million in debt instruments since the third quarter of 2022. The change in fair value of warrant liabilities during the nine months ended September 30, 2023 was a loss of $26.7 million compared to a gain of $62.2 million during the nine months ended September 30, 2022. Net loss in change in fair value of warrant liabilities was the result of increases in market prices of our common stock and other observable inputs deriving the value of the financial instruments and the exchange of approximately 95% of the Public Warrants and approximately 50% of Sponsor Warrants for the Company’s common shares in April 2023. Refer to Note 5 to the Condensed Consolidated Financial statements in this report for further detail.

Income tax (benefit) expense . Income tax benefit for the nine months ended September 30, 2023 was a $2.2 million, a decrease of $2.4 million, or 1,153%, compared to an income tax expense of $0.2 million for the nine months ended September 30, 2022. The decrease was primarily driven by the recognition of a discrete tax benefit of approximately $3.4 million in uncertain tax benefits during the third quarter of 2023 related to foreign tax exposures as a result of our participation in a tax amnesty program in Italy that settled such liability in August 2023, offset by an increase in the taxable income and a change in valuation allowance, withholding taxes due in various jurisdictions and the decrease in availability of net operating losses.

Net income. Net income for the nine months ended September 30, 2023 was $4.3 million, as compared to net income of $55.5 million in the nine months ended September 30, 2022. The $51.1 million decrease was primarily attributable to the $88.9 million negative change in fair value of warrant liabilities partially offset by the $37.1 million positive change in income from operations. The change in fair value of the outstanding warrants during the nine months ended September 30, 2023 was a loss of ($26.7) million compared to a gain of $62.2 million during the nine months ended September 30, 2022. Excluding the change in fair value of warrant liabilities, the improvement in the nine months ended September 30, 2023 was primarily a result of the $37.1 million change in income from operations correlated to the increase in the number of health and wellness centers onboard ships operating during the nine month period and our on-board initiatives to drive revenue growth.

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

Since the substantial easing of COVID-19 pandemic restrictions, our principal uses for liquidity have been funding our return to service on 189 cruise ships and in 54 destination resorts, associated working capital investment, capital expenditures, debt service, full repayment of $7 million borrowed under our First Lien Revolving Facility, full repayment of our $25 million Second Lien Term Loan Facility, and $37 million repayment of our First Lien Term Loan Facility.

Our results continued to experience significant recovery during the three months ended September 30, 2023 when compared to the prior year period, building upon the increasing magnitude of our positive net operating cash flows. Taking into account the actions described above, the magnitude and positive trend of our results of operations, and our current financial condition and resources, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the nine months ended September 30, 2023 and the nine months ended September 30, 2022.

(in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Net income	$4,330	$55,489
Depreciation and amortization	16,498	15,974
Amortization of deferred financing costs	1,226	770
Change in fair value of warrant liabilities	26,736	(62,200)
Stock-based compensation	7,045	9,296
Income tax benefit from change in reserve of uncertain tax positions	(3,440)	—
Provision for doubtful accounts	55	13
Loss from write-offs of property and equipment	20	10
Noncash lease expense	61	55
Deferred income taxes	227	70
Changes in working capital	(6,421)	(2,591)
Net cash provided by operating activities	46,337	16,886
Capital expenditures	(2,871)	(3,268)
Net cash used in investing activities	(2,871)	(3,268)
Proceeds from exercise of warrants	2,216	59
Repayment on term loan facilities	(51,042)	(8,255)
Net cash used in financing activities	(48,826)	(8,196)
Effect of exchange rates	98	(1,113)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,262)	$4,309

Comparison of Results for the nine months ended September 30, 2023 and 2022

Operating activities. Our net cash provided by operating activities for the nine months ended September 30, 2023 and 2022 were $46.3 million and $16.9 million, respectively. In the nine months ended September 30, 2023, net operating cash flows continued to accelerate from 2022, as the Company has returned to normalized operations.

Investing activities. Our net cash used in investing activities for the nine months ended September 30, 2023 and 2022 were $2.9 million and $3.3 million, respectively.

Financing activities. Our net cash used in financing activities for the nine months ended September 30, 2023 and 2022 were $48.8 million and $8.2 million, respectively. For the nine months ended September 30, 2023, the Company repaid $36.0 million on the First Lien Term Loan Facility and $15.0 million on the Second Lien Term Loan Facility and received proceeds from the exercise of warrants of $2.2 million. For the nine months ended September 30, 2022, the Company repaid $1.3 million on the first lien term loan facility, $7.0 million on the revolving facility and received proceeds from the exercise of public warrants of $0.059 million..

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

Contractual Obligations

As of September 30, 2023, our future contractual obligations have not changed significantly from the amounts disclosed in our 2022 Form 10-K.

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

Our critical accounting policies are included in our 2022 Form 10-K. We believe that there have been no significant changes during the nine months ended September 30, 2023 to the critical accounting policies disclosed in our 2022 Form 10-K.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation, global health epidemics/pandemics and customer preferences. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent. Such a slowdown could adversely affect our results of operations and financial condition. The COVID-19 pandemic substantially negatively impacted our business, operations, results of operations and financial condition in 2022 and 2021. Recurrence of the more severe aspects of the recent adverse economic conditions, increases in inflation rates and interest rates, as well as periods of fuel price increases, could have a material adverse effect on our results of operations and financial condition during the period of such recurrence. Weakness in the U.S. Dollar compared to the U.K. Pound Sterling and the Euro also could have a material adverse effect on our results of operations and financial condition.

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

Such forward-looking statements include, but are not limited to, statements regarding:

•
the impact of global epidemics or pandemics on the industries and the markets in which the Company operates and the Company’s business, operations, and financial condition, including cash flows and liquidity;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our 2022 Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101.INS*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Equity and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 3, 2023

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer