Form 10-K
period 2023-12-31
ONESPAWORLD HOLDINGS Ltd
filed 2024-02-29
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common shares held by non-affiliates was $1,064,694,137 as of June 30, 2023, based on the closing price of the common stock on the Nasdaq Capital Market on June 30, 2023, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of the registrant’s common stock held by each director and executive officer and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common shares as of June 30, 2023 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

As of February 28, 2024, the registrant had 100,378,336 voting shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement prepared for our 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our,” “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries).

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

Such forward-looking statements include statements impacted by or statements regarding:

•
the potential impact of the recurrence of the recent pandemic or future pandemics on the industries in which the Company operates and the Company’s business, operations, results of operations and financial condition, including cash flows and liquidity;
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

PART I

ITEM 1. BUSINESS

General

At our core, we are a global services company. We are the market leader in the highly attractive outsourced maritime health and wellness market, with a market share we estimate exceeds 90%. Over the last 50 years, we have built our leading market position on our depth of staff expertise; broad and innovative service and product offerings; expansive global recruitment, training and logistics platform; and decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of their overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations. We have consistently expanded our onboard offerings with innovative, leading-edge service and product introductions, and developed a powerful back-end recruiting, training and logistics platform to manage our operational complexity, maintain our industry-leading quality standards and maximize revenue per center. The combination of our renowned recruiting and training platform, deep labor pool, global logistics and supply chain infrastructure and proven revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate. These competitive advantages have served our business well during the recent challenging times for our industry.

Impact of Coronavirus (COVID-19)

In the face of the global impact of the coronavirus (“COVID-19”) pandemic, our cruise line partners paused their guest cruise operations and the majority of our U.S. and Caribbean-based destination resort spas temporarily closed in mid-March 2020. During 2021, we initiated our resumption of spa operations on cruise ships and in destination resorts in a phased manner, in concert with our cruise line and resort partners, and have completed such resumption of operations. As of December 31, 2023, our operations are no longer impacted by closures of our health and wellness centers on cruise ships and in destination resorts resulting from COVID-19.

Our Business

The majority of our revenue and profits are earned through long-term revenue sharing agreements with cruise line partners that economically align both parties and contribute to our attractive asset-light financial profile. These agreements range from three to 9.4 years in duration and average approximately six years in length, providing us with the exclusive right to offer health, fitness, beauty and wellness services and the ability to sell complementary products onboard the ships we serve. Under these long-term agreements, cruise line partners retain a specified percentage of revenues from all our sales onboard. This inherent alignment encourages collaboration in all aspects of our operations, including facility design, product innovation, pre- and post-cruise sales opportunities, capacity utilization initiatives and other data-driven strategies to drive increased guest traffic and revenue growth. Most of our cruise line agreements encompass 100% of a partner cruise line’s existing fleet and all new ships with spas introduced by the cruise line during the term of the agreement.

Our cruise line relationships average over 20 years and encompass substantially all of the major global cruise lines, including Carnival Cruise Line, Royal Caribbean Cruises, Princess Cruises, Norwegian Cruise Line, Celebrity Cruises, Costa Cruises and Holland America, among many others, as well as recent additions to the industry, such as Virgin Voyages. These partnerships extend across contemporary, premium, luxury and budget cruise lines that operate ships regionally and globally. We maintain what we believe to be an exceptional contract renewal rate with our cruise line partners, having renewed approximately 97% of our contracts based on ship count over the last 15 years, including 100% of our contracts with ships larger than 3,500 berths. We have not only maintained relationships with existing cruise line partners, but also have a history of winning contracts and gaining market share. In August 2021, we extended our current agreement with Azamara through May 2026. In November 2022, we extended our current agreement with Norwegian Cruise Line through December 2029 for all ships across their three brands. In June 2023, we entered into a new agreement with Crystal Cruises through May 2028. On land, we have longstanding relationships with the world’s leading destination hotel and resort operators, including Marriott, Hilton, Wyndham, Atlantis, ClubMed, Caesars Entertainment, Lotte, Loews, Four Seasons, and Mohegan Sun, among others.

Our health and wellness centers served over 23 million guests in 2023, seeking a continuation and enhancement of their health, fitness, beauty and wellness activities, and to explore new service, product and experience innovations while traveling. As consumers increasingly incorporate health and wellness activities into their daily lives, they are placing a higher priority on health and wellness services while traveling and vacationing.

Our state-of-the-art health, fitness, beauty and wellness centers are designed and branded for each cruise line and destination resort to optimize the guest experience, align with our partners’ overall hospitality atmosphere and maximize productivity. During the year ended December 31, 2023, centers employed up to 83 highly trained professionals and ranged in size up to over 30,000 square feet, depending on the cruise line or destination resort partner’s needs.

We are recognized by our cruise line and destination resort partners and our guests for our comprehensive suite of services and products. We curate and deliver a broad range of offerings centered on providing specific health, fitness, beauty, and wellness solutions to meet our guests’ lifestyle routines or objectives. These services include: (i) traditional body, salon, and skin care services and products; (ii) self-service fitness facilities, specialized fitness classes and personal fitness training; (iii) innovative pain management, detoxifying programs and body composition analyses; (iv) nutrition and weight management programs and products; and (v) advanced medi-spa services, among others. We also offer our guests access to leading beauty and wellness brands including ELEMIS ®, Grown Alchemist®, Kérastase ®, Dysport ®, Restylane®, Thermage®, CoolSculpting®, truSculpt® 3D, truSculpt® iD, Good Feet®, and Hyperice®, among others, with many brands offered exclusively by us in the cruise market. On average, during the year ended December 31, 2023, guests spent approximately $286 per visit. Additionally, our solution sales approach drives substantial retail sales, with approximately 18% of our revenues derived from the sale of retail products during the year ended December 31, 2023.

Our Operations and Performance

We are a Bahamian international business company that earns a substantial portion of our revenue in low- or no-tax jurisdictions, resulting in a comparatively low effective cash tax rate. Additionally, we have minimal capital expenditures, as our cruise line and destination resort partners typically fund the build-out, maintenance, and refurbishment of our health and wellness centers. The combination of our attractive tax rate and asset-light operating model leads to a financial profile that delivers comparatively high Unlevered After-Tax Free Cash Flow. Annually, from fiscal 2017 through 2019, and post-pandemic, in fiscal 2023, we converted approximately 89% of our Adjusted EBITDA to Unlevered After-Tax Free Cash Flow.

Historically, with the exception of the adverse impact of the recent pandemic discussed elsewhere herein, and since the resumption of our health and wellness center operations on cruise ships and in destination resorts, we have driven strong financial performance and believe our leading market position in a growing industry, differentiated business model, and mutually accretive partnerships with our cruise line and destination resort partners position our business for continued growth. For the year ended December 31, 2023, we achieved Revenues of $794.0 million, Adjusted EBITDA of $89.2 million, Net Loss of $(3.0) million and Unlevered After-Tax Free Cash Flow of $79.1 million.

Attractive Market Opportunity

We operate at the intersection of the historically attractive health and wellness and hospitality and travel industries. We believe we are well-positioned to grow as the hospitality and travel industry continues to expand, with heightened and growing consumer demand for health and wellness services, products solutions and experiences.

According to Cruise Lines International Association (“CLIA”), the cruise industry continues to be one of the fastest-growing sectors of tourism, with cruise tourism forecast to reach 106% of 2019 levels in 2023. Based on statistics published by CLIA, global cruise capacity is forecast to grow 19% from 2022 to 2028, continuing the pre-pandemic trend of global passenger counts having grown every year, from approximately 6.3 million passengers in 1995 to a forecast all-time high of approximately 35 million passengers in 2024, representing a compound annual growth rate of 5.9%. This passenger growth has been driven by consistent, significant investments in new cruise ship capacity, strong loyalty among experienced cruisers, the large and growing appeal of cruising to all demographics, including millennials and Gen-X travelers, and the continually increasing sustainability and efficiency initiatives of cruise ships, aligning with the growing commitment of current and potential cruise travelers to make travel decisions based on environmental factors. The Caribbean, Bahamas and Bermuda continue to be the top cruise destinations, representing 32% of passenger volume during 2022, according to the CLIA. In its State of the Cruise Industry September 2023 Update, CLIA noted that passenger intent to cruise was higher than in December 2019, and reported that 85% of travelers who have cruised will cruise again, at 6% higher than pre-pandemic levels, including 88% of millennials and 86% of Gen-X travelers who have previously cruised.

Our health and wellness centers cater to guests seeking a continuation of their health, fitness, beauty and wellness activities while traveling and those who want to trial services while away from home. As consumers increasingly incorporate health and wellness activities into their daily lives, they are placing a higher priority on health and wellness services while traveling and vacationing. CLIA forecasts an increase to international travelers who have never cruised and are open to cruise equivalent to four million new-to-cruise travelers from 2023 to 2025. Many cruise lines offer an increasingly wide range of sustainable shore excursions, including walking, cycling, paddle, or sail experiences, attracting an ever-growing base of health-conscious consumers.

Our Evolution

Our history dates back to the early 1960s, when we opened the world’s first salons at sea onboard transatlantic cruise ships, including the Queen Mary and Queen Elizabeth II. For more than 50 years, we have continuously defined and redefined the onboard health, fitness, beauty and wellness category by consistently expanding our onboard offerings with innovative and leading-edge service and product introductions, while developing the powerful back-end recruiting, training and logistics platforms to manage and optimize the complexity of our operations and maintain our industry-leading quality standards. We have successfully evolved the onboard health, fitness, beauty and wellness category from what was once a consumer-centric amenity for passengers to a key onboard revenue driver for our cruise line partners.

Prior to the cessation of our cruise line and land-based destination resort operations due to COVID-19 in March 2020, our comprehensive suite of premium health, fitness, beauty and wellness services and products reached more consumers than ever before, with 175 centers onboard cruise ships addressing a captive audience of over 20 million passengers annually, and 68 destination resort centers serving global travelers at premier destination resorts around the world.

In September 2020, we began the resumption of limited operations with one of our cruise line partners. Fiscal 2024 will mark our first year of normalized operations for the full fiscal year since the onset of COVID-19 in early 2020. As of December 31, 2023, our comprehensive suite of premium health, fitness, beauty and wellness services and products reached more consumers than ever before, with 193 centers onboard cruise ships addressing a captive audience of over 23 million passengers annually, and 51 destination resort centers serving global travelers at premier destination resorts around the world.

Our key initiatives include:

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

Our Strengths

We believe that our competitive strengths historically have positioned us, and will continue to position us, as a leader in the hospitality-based health and wellness industry and the category dominant leader in the cruise industry.

Global Leader in the Hospitality-Based Health and Wellness Industry

As the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide, we are at the center of the intersection between the health and wellness and hospitality and travel industries. In 2023, the Global Wellness Institute reported that global wellness tourism was a $814.6 billion industry, and projected 8.6% average annual growth as the world continues to recover from the pandemic, with the wellness economy reaching $8.5 trillion in 2027.

We are the market leader at more than 20x the size of our closest maritime competitor. Through our more than 90% market share, we have had access to a captive audience of over 23 million passengers annually. Cruise ship guests are an attractive demographic, with average annual household incomes of over $100,000. As a result of our scale, our captive consumer audience, and consumers’ increasing desire for more health, fitness, beauty and wellness services and products, we are well-positioned in the global health and wellness industry and have a large and highly attractive addressable consumer market at sea and on land.

Differentiated Business Model That Would Be Difficult and Uneconomic to Replicate

For more than 50 years, our business model has been built through investment in global infrastructure, supply chain logistics and training, decades-long relationships with our cruise line and destination resort partners and our reputation for offering our guests a best-in-class health, fitness, beauty and wellness experience. Our robust infrastructure and processes required to operate and maximize revenue across our network of global health and wellness centers separates us from existing and prospective peers. In 2023, we embarked on over 8,500 voyages that welcomed over 23 million passengers at more than 245 ports of embarkation, and placed over 5,900 individuals, more than 63% of whom were previously employed by OneSpaWorld, in various positions at our shipboard health and wellness centers. Our business model is centered on providing our cruise line and destination resort partners with the following solutions:

•
Creating Extraordinary Guest Experiences —We pride ourselves on creating extraordinary guest experiences in our health and wellness facilities, offering our cruise line and destination resort partners’ guests a comprehensive suite of premium health, wellness, fitness and beauty services, treatments, and products.
•
Global Recruiting, Training and Logistics —We recruit, train and manage over 5,000 health, fitness, beauty and wellness professionals annually around the world, representing 88 nationalities and 27 spoken languages. With seven global training facilities, we serve each cruise line’s needs for specific onboard staff with complex language, cultural and service modality requirements and are the only company with the infrastructure to commission highly trained staff at over 1,300 ports of call worldwide. Our commitment to our onboard and destination resort staff has proven to be an essential element of our successful return to service performance.
•
Supply Chain and Logistics —We managed the complex delivery of all products and supplies to our health and wellness centers onboard 193 vessels operating 8,500 voyages around the world during 2023, leveraging proprietary data to accurately forecast and stock each health and wellness center. Products and supplies can only be loaded at designated ports around the world during a limited window of time while the ship is in port, in many cases overnight, adding to the complexity of the process.
•
Yield and Revenue Management —We have developed proprietary technology, processes and staff training tools to consistently measure, analyze and maximize onboard and destination resort revenue and profitability.
•
Exclusive Relationships at sea with Global Brands —Due to our scale, superior operations, industry longevity and attractive captive consumer audience, through the OneSpaWorld platform at sea, we offer for sale and utilize in our services more than 1,400 product SKUs sourced from over 75 vendors, including ELEMIS, Grown Alchemist, Kérastase, Thermage, GoodFeet Arch Supports, and Hyperice, among others.
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

Unmatched Breadth of Service and Product Offering

We offer our guests a comprehensive suite of health, fitness, beauty and wellness services and products to meet any and all of their needs. We are continuously innovating and evolving our offerings based on the latest trends and tailor our service and product offerings to regional preferences. In addition to conventional personal care services, we offer the latest in fitness, a full range of massage treatments, nutrition and weight management consultations, teeth whitening, acupuncture, and innovative, higher-ticket medi-spa services at sea, including Dysport, Restylane, CoolSculpting, Thermage, IV nutrient therapy, and dermal fillers, among our broad and ever-expanding spectrum of choices. With our captive audience of, historically, over 23 million cruise guests annually, OneSpaWorld is a compelling distribution channel for leading health, fitness, beauty and wellness brands. Renowned brands, including ELEMIS and Kérastase, have partnered with us for exclusive distribution at sea. Cruise line and destination resort partners depend on us to provide their guests with the best and broadest assortment of services and products to enhance their vacation experience and the competitive positioning and consumer value of their brands.

Entrenched Partnerships with Economic Alignment

We have cultivated long-standing partnerships with substantially all of the largest and most successful cruise lines and many premier resorts in the world. Our cruise line relationships average over 20 years and encompass substantially all of the major global cruise lines, including Carnival Cruise Line, Royal Caribbean Cruises, Princess Cruises, Norwegian Cruise Line, Celebrity Cruises, Costa Cruises, Seabourn Cruise Line, Virgin Voyages, and Holland America, among many others. The majority of our revenues and profits are earned through our long-term revenue sharing agreements with our cruise line partners that economically align both parties and create a collaborative relationship. On land, we partner with market leaders at highly attractive destinations, including Atlantis Paradise Island Bahamas, The Ocean Club, a Four Seasons Resort, Hilton Hawaiian Village Beach Resort and Spa, and the Mohegan Sun Resort, among others. Our long-standing relationships, with economic alignment at the core, strengthen our competitive advantage.

Highly Visible and Predictable Revenue Streams

We operate health and wellness centers on 193 ships under long-term contracts with our cruise line partners, which we expect to grow as new ships are commissioned by our existing partners and prospective new partners. This new ship growth is highly visible as demonstrated in a publicly available global order book outlining over five years of new ship orders. Across our contracts, OneSpaWorld typically operates on all ships with spas in a fleet and all new ships with spas added during the contract term, securing both existing and new ship revenue. A new ship requires approximately two to four years to be built and is rarely delayed, as cruise lines typically sell out the vessel’s maiden voyage over a year in advance. New ships do not have a revenue ramp-up period given these advanced marketing efforts. Our cruise line partners are experts at dependably filling their ships with passengers, as demonstrated by the industry’s historical average occupancy rate of above 100%, even through recessionary periods. Due to historically consistent industry practices and decades of proprietary operating history data, OneSpaWorld has had strong visibility into our future revenue realization for the next three to five years.

Asset-Light Model with After-Tax Free Cash Flow Generation

Our cruise line partners typically fund the build-out, maintenance, and refurbishment of our onboard health and wellness centers, resulting in an asset-light profile with minimal capex required. Our capital expenditures averaged 1% of revenues over the three years preceding the onset of COVID-19. Being a Bahamian international business company and earning a significant portion of our revenue in low-tax or no-tax jurisdictions, including international waters, our effective cash tax rate had been approximately 2% over the three years preceding the onset of the recent pandemic. This combination translates to exceptional after-tax free cash flow. Annually, from fiscal 2017 through 2019, and post-pandemic, in fiscal 2023, we converted approximately 89% of our Adjusted EBITDA to Unlevered After-Tax Free Cash Flow.

Seasoned and Proven Leadership Team

OneSpaWorld is led by a management team that has operated the Company for nearly 20 years. Our Executive Chairman, President and Chief Executive Officer, Leonard Fluxman, and our Chief Financial Officer and Chief Operating Officer, Stephen Lazarus, together led OneSpaWorld's predecessor company, Steiner Leisure, as a public company for more than a decade.

Additionally, our Chief Commercial Officer, Susan Bonner, has over 20 years of experience in the cruise line sector and is a seasoned executive with a proven track record and significant background in strategy, revenue management, operations management, sales, and marketing. Mr. Fluxman, Mr. Lazarus and Ms. Bonner now lead an internally developed senior management team with over 150 years of combined industry experience. The OneSpaWorld management team’s deep experience and proven track record in managing the business in both public and private markets positions OneSpaWorld as an attractive vehicle for future long-term growth within the global hospitality-based health and wellness industry.

Growth Strategies

Capture Highly Visible New Ship Growth with Current Cruise Line Partners

We expect to continue to benefit long-term from a return to the cruise industry’s capacity for growth, with a consistent and visible pipeline of new ships commissioned annually by our cruise line partners. By the end of 2026, our existing cruise line partners are expected to introduce 16 new ships. Through established cruise line partner relationships, current contracts, competitive positioning of our operating infrastructure, track record of delivering extraordinary guest experiences, and an approximately 97% contract renewal rate over the last 15 years, we are well-positioned to capture new ship growth over the long term.

Expand Market Share by Adding New Potential Cruise Line Partners

Despite our over 90% market share in the outsourced maritime health and wellness market, we continue to pursue opportunities to win new contracts with cruise lines that utilize our much smaller and less resourced competitors. We also execute differentiated strategies to engage with cruise lines that do not currently outsource their health and wellness centers, but that may have an interest in contracting with us in the future due to our strong global operating platform, reputation for outstanding investment in our partnerships, proven record of creating material value for our partners, and financial and operational resources. As evidenced by our successful history of winning new contracts, we remain focused on continuing to protect and grow our dominant market share at sea.

Continue Launching Innovative New Value-Added Services and Products

We have successfully innovated services and products to meet guests’ ever-changing needs, attract more guests and generate more revenue and profitability per guest. Medi-spa has been a highly successful innovation for OneSpaWorld at sea and is now an accretive component of our offerings. Performed by medically licensed professionals, the medi-spa offerings provide the latest cosmetic medical services to guests, such as non-surgical cosmetic procedures, including Dysport, Restylane, CoolSculpting, Thermage, and dermal fillers. Guests purchasing medi-spa services spend on average up to 5x more than on traditional health, beauty and wellness services. We continue to roll out incremental revenue opportunities, including Hyperice percussion and vibration therapy products and related services. We will continue to focus on launching higher value-add services and products that meet guest demands, align with and enhance our cruise line and destination resort partner brands, optimize health and wellness center utilization, and maximize center-level profitability.

Focus on Enhancing Health and Wellness Center Productivity

Cruise lines have become increasingly focused on growing onboard revenue as a way to enhance revenue beyond traditional cabin ticket sales. Between 2013 and 2023, onboard spend on the three largest cruise operators we serve increased by $8.2 billion, from $6.5 billion to $14.7 billion. We are focused on collaborating with cruise line partners to increase passenger penetration and maximize revenue yield through the following initiatives:

•
Increase Pre-Booking and Pre-Payment Capture Rate —We are collaborating proactively with our cruise line partners to employ increased and enhanced marketing and promotion campaigns to engage guests upon booking their vacation experience, well before boarding a ship, through pre-booking. Pre-booked appointments can yield approximately 30% more revenue than services booked onboard the ship. Due to our success across select cruise lines that have implemented pre-booking capabilities, we are in the process of implementing pre-booking across additional partner cruise lines.
•
Expand Targeted Marketing and Promotion Initiatives —We are now directly marketing and distributing promotions to onboard passengers as a result of enhanced collaboration with select cruise line partners. These promotions are personalized and individually tailored to guests’ profiles and have successfully driven traffic and revenue at our health and wellness centers. Examples include “happy anniversary” messages to couples, “happy birthday” notes to individual guests, and promotional retail credits offered to guests who visit our centers before the end of their cruise. Guests that received these customized promotions were responsible for approximately 9% of revenues generated during the year ended December 31, 2023.
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
•
Medi-spa. We offer medi-spa services on the majority of our ships. Our service menu consists of the leading medi-spa brands, including Dysport, Restylane, CoolSculpting, Thermage, dermal fillers, and microneedling, among others. Medi-spa services are administered by medically licensed professionals. By the end of 2024, we expect to offer medi-spa services on 148 ships.
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

Products

We sell over 1,100 branded product SKUs sourced from over 75 vendors due to our scale, superior operations, industry longevity and attractive captive audience at sea and on land. We sell products from leading brands, including ELEMIS, Thermage, Dysport, GoodFeet Arch Supports and GO SMILE Teeth Whitening. We have an exclusive 10-year supply agreement with ELEMIS, which may be continued at our election for an additional five years. We believe we have a leading retail attachment rate based on the number of products purchased in conjunction with a service compared to the broader consumer personal care services and retail industry. During 2023, product sales comprised approximately 18% of our revenues, enabling incremental revenue even at full treatment room utilization.

We utilize more than 71,000 square feet of warehouse space operated by a third party logistics provider in the Miami, FL metropolitan area to handle domestic cargo, bonded cargo, and Foreign Trade Zone international goods, enabling us to provide fulfillment services for our cruise inventory, e-commerce, and Shop & Ship program.

Health and Wellness Centers

As of December 31, 2023, we operated state-of-the-art health and wellness centers on 193 ships, including substantially all of the major cruise lines globally, and 51 land-based destination resorts, principally in the United States, the Caribbean and Asia. Health

and wellness centers are designed and branded for each cruise and destination resort partner to optimize the guest experience, maximize revenues and align with our partners’ brands and hospitality environment. Health and wellness centers can range in size to more than 30,000 square feet and generally provide fitness areas, treatment rooms and salons, as well as elaborate thermal suites and/or saunas. Onboard health and wellness centers are generally located on higher ship decks, which encourages increased passenger interest and guest traffic.

Facility Design

Our cruise line and destination resort partners each seek differentiated health and wellness experiences for their guests. As such, we provide design capabilities for our cruise line and destination resort partners, creating bespoke branding and design consulting to optimize guest experiences and maximize revenues. We operate health and wellness centers under proprietary brands of Mandara® and Chavana®, as well as brands curated specifically for each cruise line, complete with cruise line and/or ship-specific service menus. As of December 31, 2023, we had 36 health and wellness centers under the Mandara brand, 11 centers under the Chavana brand, and one center under our destination resort health and wellness brand, “Glow ®, a Mandara Spa.”

Principal Cruise Line Partners

A significant portion of our revenue is generated from operating health and wellness centers under long-term contracts with the following cruise line partners, each of which accounted for more than 10% of our total revenues in 2023, 2022 and 2021, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, P&O, Princess, and Seabourn cruise lines): 41.1%, 41.0%, and 36.7%, Royal Caribbean (including Royal Caribbean, Celebrity Cruises, Azamara and Silversea cruise lines): 27.9%, 28.0%, and 22.8%, and Norwegian Cruise Line (including Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises): 16.4%, 15.6%, and 11.4%. These companies, combined, accounted for 168 of the 193 ships served by OneSpaWorld as of December 31, 2023. Our contracts are executed at the individual cruise line brand level, not with the parent company, giving OneSpaWorld a diverse customer base despite parent company aggregated revenue mix. Our contracts average six years in duration.

The numbers of ships served as of December 31, 2023 under agreements with the respective cruise lines are listed below:

Cruise Line	Ships Served
Royal Caribbean (2)	27
Carnival (1)	26
Norwegian (3)	19
Princess (1)	15
Celebrity (2)	13
Holland America (1)	11
Costa (1)	10
Silversea (2)	10
Oceania (3)	7
P&O (1)	7
Seabourn (1)	7
Regent (3)	6
Windstar	6
Disney	5
Marella	5
Azamara	4
Cunard	3
Carnival Australia (1)	3
Virgin	3
Saga	2
Adora	2
Crystal	2
Total	193

(1)
Carnival Corporation, the parent company of Carnival Cruise Line, also owns Carnival Australia, Costa, Holland America, P&O, Princess, and Seabourn.
(2)
Celebrity and Silversea are owned by Royal Caribbean.
(3)
Oceania and Regent are owned by Norwegian Cruise Line.

Destination Resort Locations and Partners

As of December 31, 2023, we provided health and wellness services at destination resorts in the following locations:

Country	Number of Destination Resort Spas
Maldives	16
United States (1)	12
Malaysia	8
Bahamas	3
Indonesia	2
Palau	2
Russia	2
Aruba	1
Japan	1
Egypt	1
Oman	1
Thailand	1
United Arab Emirates	1
Total	51

(1) Includes Puerto Rico.

Cruise Line and Destination Resort Agreements

Through our cruise line and destination resort agreements, we have the exclusive right to offer health, fitness, beauty and wellness services and the ability to sell complementary products onboard the ships and at the destination resorts we serve. Under the cruise line agreements, guests pay for our services through our cruise line partners, who retain a specified percentage of gross receipts from such sales before remitting the remainder to us. Our revenue share agreements result in a highly variable cost model, where the primary fixed costs are the meals and accommodations for our shipboard employees. Most of our cruise line agreements cover all of the then-operating ships of a cruise line and typically new ships are added to ships in service through an amendment to the agreement. The agreements have specified terms ranging from three to 8.6 years, with an average remaining term per ship of approximately three years as of December 31, 2023. Cruise lines can terminate the agreements with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship, or our failure to achieve specified passenger service standards. However, we have never had a contract terminated prior to our respective expiration date.

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

Marketing and Promotion

We market and promote our services and products to cruise passengers and destination resort guests through targeted marketing, including pre-and post-cruise emails, website advertising, on-site demonstrations and seminars, video presentations shown on in-cabin/in-room television, ship newsletters, tours of our centers, and dedicated signage around the ship. We also encourage our employees to cross-sell, as they believe that such cross-promotional activities frequently result in our customers purchasing services and/or products in addition to those they initially contemplated buying. For example, we cross-sell our fitness body assessment with detox programs, vitamins, and seaweed wraps. We also maintain a dedicated sales desk to facilitate pre-cruise health and wellness services booking and to disseminate health and wellness information for charters and other groups of cruise passengers.

Recent collaborative initiatives with cruise line partners have proven to enhance performance across certain key performance indicators. We have developed a fully integrated pre-booking platform, which allows guests to book health and wellness treatments up to 12 months prior to the voyage. Pre-booked guests on average spend approximately 30% more than guests who book services once already onboard. We recently introduced a new pricing strategy, simplifying the choice architecture for our guests while continuing to make price adjustments across multiple areas within our spas. Guests have responded positively, resulting in an increased service spend coupled with a higher frequency of longer treatments booked, and a shift toward booking relatively more premium and signature services. We have begun rolling out our dynamic pricing model to our full cruise fleet, which provides the ability to optimize demand and maximize utilization of our health and wellness centers. We continually monitor the results of our marketing efforts and adjust our strategies in order to use our marketing resources in a cost-effective manner.

Competition

With our over 90% market share in the outsourced maritime health and wellness center operations segment of the cruise industry, we currently compete with a small number of competitors. Across the destination resorts business, we compete with other outsource providers of health, fitness, beauty and wellness services to hotel and destination resort operators. The destination resorts business is highly fragmented, with no clear leader within this category.

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

Sustainability and Social Responsibility

We strive to impart a positive impact on the environment and the lives of our employees, our guests, and the people and cultures of the communities we visit, where we operate, and where we call home. To achieve this, our strategic priorities include programs that promote responsible practices throughout our business, assure a respectful and equitable workplace, enhance our employees' personal and career development, strengthen our data privacy and cybersecurity, and support local communities and organizations. In so doing, we are effecting long-term sustainable growth of the Company and creating long-term value for our cruise line and destination resort partners and our shareholders.

With respect to environmental matters, we manage our operations alongside our third-party suppliers, cruise line operators, landlords, and other business partners. Among our practices, we source products for our spa treatments and services from world-renowned skincare brands, some of which have initiated plastics reduction in their packaging. We operate on cruise lines that comply with marine environmental regulations. In addition, we reduce paper and plastic container usage, recycle materials in the workplace, and utilize light sensors to reduce electricity consumption.

With respect to our employees, we invest in the recruitment and advancement of individuals with diverse demographic and socioeconomic backgrounds, experiences, and talents. We prioritize our employees' personal and professional development, and support our teams by implementing and administering health and safety measures in our shipboard and land-based facilities. See “Human Capital,” below, for further description of our social responsibility objectives and initiatives.

With respect to governance, we maintain policies to address ethical trading, confidential and non-public personal information, anti-fraud, anti-corruption, third party risk management, trade control compliance, data transfers, internal auditing services, global privacy, and global regulatory compliance, among others.

Our Board of Directors (the “Board”) directly oversees procedures and corporate culture promoting and upholding the ethical conduct of the Company’s business, including adopting and monitoring compliance with the Company’s Code of Ethics, which sets forth the Company’s policies of promoting high standards of integrity by and toward our employees. The Compensation Committee of our Board is responsible for advising the Board with respect to the compensation philosophy, policies, and procedures pertaining to our employees, in order to attract, retain and motivate the most talented personnel. The Audit Committee of our Board is responsible for establishing procedures for identifying and fully addressing employee complaints and concerns through the Company’s Ethics Hotline and otherwise. The Nominating and Governance Committee of our Board is responsible for developing, recommending to the Board, and reviewing on an ongoing basis the Company’s social responsibility and sustainability policies, as well as reviewing and recommending to the Board enhancements to the Company’s Code of Ethics.

Human Capital

As a pre-eminent global operator of health and wellness services, our people are essential to our operations and core to the long-term success of our Company. Our employees are responsible for upholding our purpose, integrity, and accountability, and representing OneSpaWorld’s mission and values as a global health and wellness company. To attract, retain, motivate and advance the best talent, we strive to embed a culture where employees can safely thrive in an environment supportive of their unique personalities, talents, passions, strengths, challenges, responsibilities, and personal and career goals.

•
Our People. As of December 31, 2023, we had a total of 5,024 full-time employees, of which 4,762 worked primarily in health and wellness center operations, including management, sales, and support positions on cruise ships and in destination resorts around the world, 213 represented corporate management and operational support staff, and 49 were involved primarily in recruiting and training. On each cruise ship and in every destination resort health and wellness center, we have a general manager and typically an assistant manager training to become a general manager, along with up to 83 total staff, depending on the scale of the health and wellness center. As a global operation, we have diverse teams of employees representative of the partners and markets we serve and in which we operate. We believe our employee relationships are strong across our business. We have a 100% promotion rate for our health and wellness center general managers, an average tenure of ten years for employees at our Coral Gables office, and tenures of 20 to more than 30 years for our senior leaders, many of whom started with the Company as shipboard health and wellness center team members and advanced to positions at our Coral Gables office and London Wellness Academy.
•
Culture and Ethics. A culture of ethical behavior is at the forefront of our organization, binding our values and mission across every aspect of our business. We have instituted best practices to ensure that we continue to operate to the highest standards, including requiring all our employees to familiarize themselves during the training with, and adhere strictly to, our Code of Ethics and our corporate social responsibility and sustainability policies.
•
Diversity & Inclusion. Our Company achieves success by recruiting, training, supporting and resourcing our employees from diverse global populations, so as to best serve our cruise line and destination resort partners' diverse global customer base. We maintain an unwavering commitment to diversity and inclusion among our staff. OneSpaWorld is an equal opportunity employer, and we promote and celebrate diversity and inclusion in the workplace. Our employees are sourced globally and represent 88 nationalities, speaking 27 languages. In addition, at our corporate offices in the U.S. and our North America health and wellness centers, our employee base is comprised of seven distinct ethnicities. As of December 31, 2023, our employees had the following attributes:

	Female	Male
Employees (non-management)	3,756	859
Manager Staff	303	78
Senior Management	11	14
Executive Officers	1	2

Distinct Ethnicities

34%
20%
19%
12%
9%
3%
1%
2%
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

Countries from which we recruited personnel during 2023 are highlighted in blue on the map below.

•
Talent Retention: Compensation and Benefits. We strive to provide competitive pay and benefits for our employees.

Shipboard health and wellness center employees typically are employed under nine month-long agreements with fixed terms. Our compensation structure includes commissions received in connection with the provision of services and sales of products in our health and wellness centers. We make available to all our shipboard employees comprehensive health and dental care, free of charge during the terms of their employment agreements, as well as long-term disability and accidental death coverage, among other benefits. We provide transportation for our shipboard employees to and from their home countries. Our shipboard employees and their families and friends enjoy discounts on the services and products we offer for sale, as well as personalized fitness and wellness programs. We continuously strive to improve staff retention, resulting in staff across our fleet being comprised of more than 63% experienced personnel.

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

•
Training and Development. Our business proactively innovates to serve the ever-changing needs and desires of our cruise line and destination resort partners and their guests. To do so, we arm our employees with best-in-class training and development in emerging areas of health and wellness and encourage all of our employees to apply a mindset of innovation. We operate in areas that are subject to specific regulation and licensing, and have developed extensive training and certification practices. Our efforts include training at our London Wellness Academy and our satellite training facilities in India, South Africa and the Philippines, ranging from two to six weeks depending on the profession and modality of each employee, onboard training for certain of our shipboard employees, and management training courses at our Coral Gables office. All our employees are required to complete sexual harassment training.

We train, support, and encourage our employees to progress through roles of increasing responsibility within our corporate structure during their tenures by providing numerous opportunities for development and training support. Most senior corporate positions are served by employees who began their careers as members of our shipboard health and wellness center teams. In our offices, employees receive annual career development training through the Company’s learning management system, which features subject-specific learning modules relevant to our globally complex operations and diverse organization.

•
Health and Safety. The health and safety of our employees is one of our highest priorities. Our shipboard employees complete health and safety training upon boarding the vessels on which they serve. Certain shipboard employees also complete additional training on safe practices when providing our services, and training on cleaning and sanitization of our equipment and spa facilities. Our employees also receive training using our comprehensive manual entitled “Guidelines for Protection and Sanitization,” or “GPS,” prior to returning to work. Our health and safety programs and policies are developed and implemented alongside our cruise line partners to mitigate risks and maintain safe environments for our employees and customers.
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

We Depend on Our Agreements with Cruise Lines and Destination Resort Health and Wellness Centers; if These Agreements Terminate, Our Business Would Be Harmed

A significant portion of our revenues are generated from our cruise ship health and wellness operations under our long-term agreements with our cruise line partners, which were adversely impacted by the recent pandemic, and could be adversely impacted again by pandemics in the future. Failure to renew our cruise line and destination resort agreements after their expiration date on similar terms or at all could have a material adverse effect on our business, results of operations and financial condition.

In addition, these agreements provide for termination by the cruise lines with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship or our failure to achieve specified passenger service standards. Due to our cruise line partners having paused their guest cruise operations as a result of the recent pandemic, 26 vessels on which we operated health and wellness centers were taken out of service permanently or sold to other cruise line operators by our cruise line partners, including operators we currently serve, between 2020 and 2022. Subsequently, we resumed operations on two of those vessels. Termination or nonrenewal of cruise line agreements, either upon completion of their terms or prior thereto, could have a material adverse effect on our business, results of operations and financial condition. Some of our land-based destination resort health and wellness center agreements also provide for termination with limited advance notice under certain circumstances.

As a result of the consolidation of the cruise industry, the number of independent cruise lines has decreased in recent years, and this trend may continue. Also, some cruise lines have ceased operating and this may happen to other cruise lines in the future. As a result of these factors, a small number of cruise companies, substantially all of which currently are our customers, dominate the cruise industry.

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

According to CLIA, North America, our core market, continues to remain the largest source market, with the Caribbean remaining the top destination for cruise travelers. During 2022, 32% of passengers in the global cruise industry were sourced from North America. A growing number of passengers are sourced from outside North America in markets such as Western and Eastern Europe, Asia, Australasia, South America, and the Middle East. A significant portion of the cruise industry’s growth is expected to come from expansion of markets outside of our core North American market. We believe that non-North American passengers spend less on our services and products than North American passengers.

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

Cruise ships periodically go into dry-dock for routine maintenance, repairs and refurbishment for periods ranging from one to three weeks. Cruise ships also may be taken out of service unexpectedly for non-routine maintenance and repairs as a result of damage from an accident or otherwise, such as the Oasis of the Seas, Carnival Horizon, and Carnival Panorama incidents in 2019, 2021, and 2024, respectively. A ship also may go out of service with respect to us if it is transferred to a cruise line we do not serve or if it is retired from service. While we attempt to plan appropriately for the scheduled removal from service of ships we serve, unexpected removals from service of ships we serve can hamper the efficient distribution of our shipboard personnel, in addition to causing unexpected reductions in our shipboard revenues.

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

We Are Required to Make Minimum Payments under Our Agreements and May Face Increasing Payments to Cruise Lines and Owners of Our Destination Resort Health and Wellness Centers

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2023, these payments were required by three of the agreements for our destination resort health and wellness centers.

As of December 31, 2023, we guaranteed total minimum payments to owners of our land-based venues of approximately $2.2 million in the aggregate for 2024. As of December 31, 2023, we guaranteed total minimum payments to cruise lines of approximately $143.5 million in the aggregate for 2024. This amount does not take into account canceled cruise voyages, which would not be subject to guaranteed minimum payment requirements. As we renew or enter into new agreements with cruise lines and land-based venues, we may experience increases in such required payments.

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

We Depend on Our Key Officers and Qualified Employees

Our continued success will depend to a significant extent on our senior executive officers, including Leonard Fluxman, our Executive Chairman, President and Chief Executive Officer, Stephen Lazarus, our Chief Financial Officer and Chief Operating Officer, and Susan Bonner, our Chief Commercial Officer. The unanticipated loss of the services of any of these persons or other key management personnel, due to illness, resignation or otherwise could have a material adverse effect on our business, results of operations and financial condition.

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

General Background

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

Currently, we and our non-United States subsidiaries are not subject to Bahamas income tax or other (including United States federal) income tax, except as set forth below. These non-United States subsidiaries earn a substantial portion of our revenue, which contributes to our low effective tax rate.

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

Background on United States Taxation of Our Non-United States Subsidiaries

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

Additionally, if OneSpaWorld (Bahamas) were considered to be a controlled foreign corporation (“CFC”) for purposes of the source rule regulations, any of its shipboard income would be considered U.S.-source income and would be subject to United States federal income tax unless such income is attributable to functions performed, resources employed or risks assumed in a foreign country or countries.

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

Separately, certain non-United States jurisdictions may also assert that OneSpaWorld (Bahamas)’s income is subject to their income tax. For example, some of our United Kingdom, Bahamas and United States subsidiaries provide goods and/or services to us and certain of our other subsidiaries. The United Kingdom or United States tax authorities may assert that some or all of these transactions do not contain arm’s length terms. In that event, income or deductions could be reallocated among our subsidiaries in a manner that could increase the United Kingdom or United States tax on us. This reallocation also could result in the imposition of interest and penalties.

In addition, we cannot assure you that the tax laws on which we have relied to minimize our income taxes will remain unchanged in the future. We are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting (“BEPS”) project initiated by the Organization for Economic Co-operation and Development (“OECD”). In July and October of 2021, the OECD/G-20 Inclusive Framework on BEPS released statements outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to rules for nexus and profit allocation (Pillar One) and rules for a 15% global minimum tax (Pillar Two). 140 member states have agreed to support implementation, including The Bahamas, where we earn a substantial portion of our revenue. On December 15, 2022, the European Union Member States formally adopted the European Union’s Pillar Two Directive with effective dates of January 1, 2024 and January 1, 2025 for certain aspects of the directive. The Bahamas has analyzed options for the introduction of a Pillar Two-compliant income tax. If The Bahamas implements an income tax, or if The Bahamas or certain other countries in which our non-United States subsidiaries are domiciled adopt an income tax under Pillar Two and we are not exempt under any revenue-based threshold to which such an income tax might be subject, there could be a material adverse impact on our effective tax rate or higher cash tax liabilities for our operations, which could have a material adverse effect on our business, results of operations and financial condition.

Finally, we may in the future expand our land-based operations, the income from which is generally taxable, in which case the amount of our income that is subject to tax may materially increase.

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

The considerations described above regarding the effects of adverse economic conditions on the cruise industry apply similarly to the hospitality industry, including the destination resorts where we have operations. Periods of economic slowdown result in reduced destination resort occupancy rates and decreased spending by destination resort guests, including at the destination resorts where we operate health and wellness centers. The recurrence of challenging economic conditions, as well as instances of increased fuel costs, which have occurred in certain prior years, could result in lower destination resort occupancy, which would have a direct, adverse effect on the number of destination resort guests that purchase our health and wellness services and products at the venues in question. Accordingly, such lower occupancy rates at the destination resorts we serve could have a material adverse effect on our business, results of operations and financial condition.

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

We Compete with Passenger Activity Alternatives

We compete with passenger activity alternatives on cruise ships and with competing providers of services and products similar to our services and products seeking agreements with cruise lines. Casinos, bars and a variety of shops are found on almost all of the ships served by us. In addition, cruise line itineraries are increasingly providing for a greater number of port days, and ships dock in ports which provide opportunities for additional shopping, as well as other activities that compete with us for passenger attention and disposable income, including cruise lines' private islands, which offer a variety of attractions and amenities. Cruise ships also typically offer swimming pools and other recreational facilities and activities, as well as musical and other entertainment, all without additional charge to the passengers. Certain cruise lines we serve and have formerly served have engaged the services of third parties or their own personnel for the operation of the health and wellness centers for all or some of their ships. Additional cruise lines could take similar actions in the future. In addition, there are certain other entities offering services in the cruise industry similar to those provided by us and we may not be able to serve new cruise ships that come into service and that are not covered by our cruise line agreements.

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

The waters and countries in which we operate include geographic regions that, from time to time, experience political and civil unrest and armed hostilities. Political unrest in areas where we operate health and wellness centers also has adversely affected our operations and continued political unrest in the Middle East has adversely affected the travel industry in that region. The threat of additional attacks and of armed hostilities internationally, such as the hostilities in Eastern Europe and Ukraine, or locally, may cause prospective travelers to cancel their plans, including plans for cruise or land-based venue vacations. Weaker cruise industry and land-based venue performance could have a material adverse effect on our business, results of operations and financial condition.

Increasing Scrutiny and Changing Expectations From Investors, Lenders, Customers, Government Regulators and Other Market Participants with Respect to our Environmental, Social and Governance (“ESG”) Policies and Activities may Impose Additional Costs on us or Expose us to Additional Risks

Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies and activities. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Investment in funds that specialize in companies that perform well in assessments performed by ESG raters are increasingly popular, and major institutional investors have emphasized the importance of such ESG measures to their investment decisions. Responding to ESG considerations, including diversity and inclusion, environmental stewardship, support for local communities, labor conditions and human rights, ethics and compliance with law and corporate governance and transparency, and implementing goals and initiatives involve risks and uncertainties and depend in part on third-party performance or data that is outside our control.

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

Increased Severe Weather, Including as A Result of Climate Change, May Disrupt Our Operations

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

Among other regulations, we are subject to the European Union General Data Protection Regulation (“EU GDPR”) and UK General Data Protection Regulation (“UK GDPR”), which impose significant obligations to businesses that sell products or services to EU and UK customers or otherwise control or process personal data of EU or UK residents. Should we violate or not comply with the EU GDPR or the UK GDPR, or any other applicable laws or regulations, contractual requirements relating to data security and privacy, either intentionally or unintentionally, or through the acts of intermediaries, it could have a material adverse effect on our business, results of operations and financial condition, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.

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

Product Liability and Other Potential Claims Could Adversely Affect Us

The nature and use of our products and services could give rise to liability if a customer were injured while receiving one of our services. Guests at our health and wellness centers could be injured, among other things, in connection with their use of our facilities. If any of these events occurred, we could incur substantial litigation expense and be required to make payments in connection with settlements of claims or as a result of judgments against us.

We maintain insurance to cover a number of risks associated with our business. While we seek to obtain comprehensive insurance coverage at commercially reasonable rates, we cannot be certain that appropriate insurance will be available to us in the future on commercially reasonable terms or at all. Our insurance policies are subject to coverage limit, exclusions and deductible levels and are subject to non-renewal upon termination at the option of the applicable insurance company. Our inability to obtain insurance coverage at commercially reasonable rates for the potential liabilities that we face could have a material adverse effect on our business, results of operations and financial condition. In addition, in connection with insured claims, we bear the risks associated with the fact that insurers often control decisions relating to pre-trial settlement of claims and other significant aspects of claims and their decisions may prove to not be in our best interest in all cases.

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

If the types of services we offer increase, the potential for claims against us also could increase. We self-insure potential claims regarding certain of our medi-spa services. High visibility claims also could cause us to receive adverse publicity and suffer a loss of sales, and, therefore, our results of operations and financial condition could be materially adversely affected in such cases. We are, and may in the future be, subject to other legal proceedings, including claims presented as class actions. Litigation is subject to many uncertainties, and we cannot predict the outcome of individual matters. It is reasonably possible that the final resolution of these matters could have a material adverse effect on our business, results of operations and financial condition.

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of December 31, 2023, we had $159.6 million of secured indebtedness under our First Lien Term Loan Facility and our First Lien Revolving Facility (collectively, the “Credit Facilities”). Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

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

Cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In February 2018, the SEC issued guidance stating that public companies are expected to have controls and procedures that relate to cybersecurity disclosure, and are required under the federal securities laws to disclose information relating to certain cyber-attacks or other information security breaches. In March 2022, the SEC proposed new cybersecurity disclosure requirements intended to increase the transparency of publicly traded organizations’ cybersecurity practices, and has placed cybersecurity risk disclosure and compliance requirements on its rule-making agenda for 2023. If we fail to comply with the relevant laws and regulations relating to cybersecurity, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention and reputational damage, among other material adverse effects.

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

Risks Related to Ownership of Our Securities

Steiner Leisure has Representation on our Board and May Have Interests That Differ from Those of Other Shareholders

Two of our directors were nominated by Steiner Leisure, and as a result, Steiner Leisure may be able to significantly influence the outcome of matters submitted for director action, subject to our directors’ obligation to act in the interest of all of our shareholders, and for shareholder action, including the designation and appointment of the Board (and committees thereof) and approval of significant corporate transactions, including business combinations, consolidations and mergers. The influence of Steiner Leisure over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common shares to decline or prevent our shareholders from realizing a premium over the market price for our common shares.

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

If We Fail to Maintain an Effective System of Internal Control over Financial Reporting, We May Not Be Able to Accurately and Timely Report Our Financial Results or Prevent Fraud; as a Result, Shareholders Could Lose Confidence in Our Financial and Other Public Reporting, Which Is Likely to Negatively Affect Our Business and the Market Price of Our Common Shares

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, and once we no longer qualify as an emerging growth company, our independent registered public accounting firm will also be required to provide an attestation report on our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

There can be no assurance that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

The Market Price and Trading Volume of Our Common Shares Has Been and May Continue to Be Volatile

The market price and trading volume of our common shares may be volatile and could decline significantly. We cannot assure that the market price of our common shares will not fluctuate widely or decline significantly in the future in response to a number of factors, including, without limitation, the following:

o
the realization of any of the risk factors presented in this Annual Report on Form 10-K;
o
the recurrence of the COVID-19 pandemic or emergence of a new epidemic or pandemic;
o
actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
o
performance and departures of key personnel;
o
failure to comply with the requirements of Nasdaq;
o
failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
o
future issuances, sales or resales, or anticipated issuances, sales or resales, of our common shares;
o
publication of research reports about us, the cruise industry, or the hospitality industry generally;
o
the performance and market valuations of our cruise line partners and of companies in the hospitality and travel industry;
o
broad disruptions in the financial markets, including sudden disruptions in the credit markets;
o
speculation in the press or investment community with respect to the factors impacting our business, including the risk factors presented in this Annual Report on Form 10-K;
o
actual, potential or perceived operational and internal control, accounting or financial reporting issues; and
o
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

o
effect service of process within the United States upon us; or
o
enforce, against us, court judgments obtained in U.S. courts, including judgments relating to U.S. federal securities laws.

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

Certain Provisions in Our Articles May Limit Shareholders’ Ability to Affect a Change in Management or Control

Our Articles include certain provisions which may have the effect of delaying or preventing a future takeover or change in control of us that shareholders may consider to be in their best interests. Among other things, our Articles provide for a classified Board serving staggered terms of three years, super majority voting requirements with respect to certain significant transactions and restrictions on the acquisition of greater than 9.99% ownership without our Board’s approval. Our equity plans and our officers’ employment agreements provide certain rights to plan participants and those officers, respectively, in the event of a change in control of us. In addition, we have issued deferred shares and warrants as more fully described elsewhere in this report. These deferred shares and warrants may further reduce the control and voting power of a common shareholder.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We manage cybersecurity risks as part of our oversight, evaluation, and mitigation of enterprise-level risks. We have based our cybersecurity program on defined industry accepted frameworks with the goal of building enterprise resilience against an evolving cybersecurity threat landscape and to respond to cybersecurity threats as they materialize. Our program includes identification, assessment, monitoring, and management components, as well as informational and escalation components designed to inform management and the Board of prospective risks and developments.

Our information security program encompasses functions dedicated to both proactive and reactive management of cybersecurity threats. We implement our cybersecurity program internally through maintaining cybersecurity policies; deploying updated security technologies; using third-party services and consultants to support and improve our cybersecurity program. Our proactive management of cybersecurity risks entails many actions, including actively monitoring our information technology systems; engaging service providers to monitor and, as appropriate, respond to cybersecurity threats; developing and updating incident response plans to address potential cybersecurity threats; and training our personnel on cybersecurity. We regularly engage third-party auditors and consultants and leverage our internal information security, audit, and compliance functions to assess various facets of our cybersecurity program. We also maintain enterprise-wide processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers.

We assess cybersecurity contingencies within our overall business continuity risk management planning process. Our information technology and information security teams utilize various technology tools to prevent, monitor, detect, and respond to cybersecurity threats. Our incident response policy outlines processes, roles, responsibilities, notifications, and other communications applicable to the assessment, mitigation, and remediation of realized cybersecurity events. The nature and scope of assessed risk of a realized cybersecurity event dictates the pace and extent of relevant processes, and communications, including an evaluation of any necessary or required disclosure. Depending on its nature and scope, a cybersecurity threat may be managed within our Information

Security Operations Committee (ISOC), responsible for day-to-day management of cybersecurity risks, and escalated to our executive management team, the Board, and the Audit Committee, as appropriate.

We have not historically been materially impacted by risks from cybersecurity threats and as of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, the breadth and scope of cybersecurity threats have grown over time and our systems and networks may be the target of increasingly sophisticated cyberattacks. For more information on our cybersecurity risks and their potential impact to our business, see Item 1A, “Risk Factors—Risks related to our Business—We May Be Exposed to the Threat of Cyber Attacks and/or Data Breaches, which Could Cause Business Disruptions and Loss.”

Governance

Management, under the supervision of our Chief Financial Officer (CFO) is directly responsible for assessing and managing cybersecurity risks and otherwise implementing our cybersecurity program. The CFO reports directly to the Executive Chairman. Our CFO regularly updates our Board and Audit Committee on cybersecurity matters.

In addition to providing regular updates to our Board and Audit Committee, the CFO is a member of the ISOC. The ISOC is also composed of leadership from a variety of functions, including information technology, information security, audit, compliance, finance and legal (when needed), to assess and manage cybersecurity developments and risks and our internal programs.

Our Chief Information Officer (“CIO”) has over 25 years’ experience in information technology, including cybersecurity, and is supplemented by our Information Security and Compliance Manager, who also has over 25 years of experience in audit, compliance and cybersecurity, and maintains Certified Information Systems Auditor and Certified in Risk and Information Systems Control professional certifications.

In addition to the ISOC, the CFO may call upon other business and legal stakeholders across our company to help manage cybersecurity threats and incidents. Our Audit Committee is responsible for oversight of our programs, policies, procedures, and risk management activities related to information security and data protection. The Audit Committee meets regularly with the CFO and CIO to discuss threats, risks, and ongoing efforts to enhance cyber resiliency, as well as changes to the broader cybersecurity landscape. Our Board also periodically participates in presentations on cybersecurity and information technology from internal leadership and external advisors. In addition to regular presentations, management promptly updates our Board and Audit Committee regarding significant threats and incidents as they arise.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are traded on The Nasdaq Capital Market under the symbol “OSW.” As of February 27, 2024, there were 20 registered holders of our common shares.

Dividends

We adopted a cash dividend program in November 2019, with an initial quarterly cash dividend payment of $0.04 per common share. However, as a result of the impact of the COVID-19 pandemic on our business, our Board re-evaluated our current dividend program and has determined, in order to increase our financial flexibility and reallocate our capital resources, to defer the previously authorized and declared quarterly dividend to be paid on May 29, 2020 and to temporarily suspend the dividend program until further notice.

Repurchases and Sales of Unregistered Securities

On November 30, 2023, we entered into a Shares Repurchase Agreement with Steiner Leisure Limited (the “Seller”), pursuant to which we purchased 789,046 of our common shares from the Seller at a purchase price of $11.46 per common share (the “Repurchase”). The Repurchase closed on December 4, 2023. In determining the sizing, timing and benefit of the Repurchase, we analyzed a number of different factors, including market signaling, dilution mitigation, the discounted price of the shares, potential improvement to the Company’s capital structure, and the reduction of the Seller’s ownership of the Company’s outstanding shares. We have no other recent repurchases of any securities or sales of any unregistered securities.

Stock Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (United States and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning March 19, 2019 and ending December 31, 2023.

The graph assumes that $100.00 was invested on March 19, 2019 in our common shares and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among OneSpaWorld Holdings Limited, the Nasdaq Composite Index, and the Dow Jones US Travel & Leisure Index

$250
$200
$150
$100
$50
$0
Mar-21-2019
Sep-21-2019
Mar-21-2020
Sep-21-2020
Mar-21-2021
Sep-21-2021
Mar-21-2022
Sep-21-2022
Mar-21-2023
Sep-21-2023
Dec-31-2023
OneSpaWorld Holdings Limited (NasdaqCM:OSW) - Share Pricing
NASDAQ Composite Index (^COMP) - Index Value
Dow Jones Travel & Leisure Titans 30 (Total Return) Index (^DJTCGST) - Index Value

Dates	OneSpaWorld Holdings Limited	Nasdaq Composite	Dow Jones
Mar-21-2019	$100.00	$100.00	$100.00
Aug-30-2019	$128.06	$101.58	$106.95
Jan-31-2020	$122.43	$116.74	$108.56
Jun-30-2020	$38.91	$128.32	$77.88
Nov-30-2020	$72.10	$155.62	$100.68
Apr-30-2021	$86.91	$178.12	$117.25
Sep-30-2021	$81.32	$184.32	$113.16
Feb-28-2022	$84.34	$175.42	$107.52
Jul-29-2022	$58.81	$158.07	$95.43
Dec-30-2022	$76.10	$133.52	$97.00
Mar-31-2023	$97.80	$155.91	$111.48
Oct-31-2023	$85.48	$163.94	$104.44
Dec-31-2023	$115.01	$191.50	$118.86

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

	Year Ended December 31,
	2023	2022	2021
(In thousands)
REVENUES
Service revenues	$648,091	$446,518	$115,945
Product revenues	145,954	99,741	28,086
Total revenues	794,045	546,259	144,031
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	541,356	375,136	108,939
Cost of products	125,649	87,555	26,646
Administrative	17,111	15,777	15,526
Salary, benefits and payroll taxes	36,805	35,830	28,151
Amortization of intangible assets	16,823	16,823	16,829
Long-lived assets impairment	2,129	—	—
Total cost of revenues and operating expenses	739,873	531,121	196,091
Income (loss) from operations	54,172	15,138	(52,060)
OTHER (EXPENSE) INCOME, NET
Interest expense	(21,395)	(15,755)	(13,488)
Interest income	280	—	55
Change in fair value of warrant liabilities	(37,557)	54,400	(2,600)
Total other (expense) income, net	(58,672)	38,645	(16,033)
(Loss) Income before income tax (benefit) expense	(4,500)	53,783	(68,093)
INCOME TAX (BENEFIT) EXPENSE	(1,526)	624	429
NET (LOSS) INCOME	$(2,974)	$53,159	$(68,522)
Adjusted EBITDA (1)	$89,192	$50,384	$(18,946)
Unlevered After-Tax Free Cash Flow (1)	$79,061	$45,125	$(21,974)
% Conversion	88.6%	89.6%	116.0%

	December 31,
	2023	2022	2021
Balance Sheet Data (In thousands):
Working Capital (2)	$16,961	$15,068	$4,249
Total Assets	706,140	717,435	688,868
Total Liabilities	272,071	351,626	394,964
Total Shareholders' Equity	434,069	365,809	293,904

(1)
We define adjusted EBITDA as net (loss) Income plus income tax (benefit) expense, interest income, interest expense, depreciation and amortization, long-lived assets impairment, stock-based compensation, change in fair value of warrant liabilities and business combination costs. We define Unlevered After-Tax Free Cash Flow as adjusted EBITDA minus capital expenditures and cash taxes.

(2)
Working capital calculated as current assets less current liabilities, less cash and cash equivalents and restricted cash.

The following table reconciles Net (Loss) Income to Adjusted EBITDA and Unlevered After-Tax Free Cash Flow for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net (loss) Income	$(2,974)	$53,159	$(68,522)
Income tax (benefit) expense	(1,526)	624	429
Interest Income	(280)	—	(55)
Interest expense	21,395	15,755	13,488
Depreciation and amortization	22,040	22,353	22,468
Long-lived assets impairment	2,129	—	—
Stock-based compensation	10,138	12,893	10,646
Change in fair value of warrant liabilities	37,557	(54,400)	2,600
Business combination costs (a)	$713	$—	$—
Adjusted EBITDA	$89,192	$50,384	$(18,946)
Capital expenditures	(5,415)	(4,825)	(2,868)
Cash paid during the year for income taxes	(4,716)	(434)	(160)
Unlevered After-Tax Free Cash Flow	$79,061	$45,125	$(21,974)
% Conversion (b)	88.6%	89.6%	116.0%

(a)
Business combination costs refers to legal and advisory fees incurred by OneSpaWorld in connection with the secondary offering and warrant conversion.

(b)
Unlevered After-Tax Free Cash Flow Conversion is calculated as Adjusted EBITDA less Capital Expenditures and Cash Taxes, divided by Adjusted EBITDA

Note Regarding Non-GAAP Financial Information

We believe that these non-GAAP measures, when reviewed in conjunction with GAAP financial measures, and not in isolation or as substitutes for analysis of our results of operations under GAAP, are useful to investors as they are widely used measures of performance and the adjustments we make to these non-GAAP measures provide investors further insight into our profitability and additional perspectives in comparing our performance to other companies and in comparing our performance over time on a consistent basis. Adjusted EBITDA and Unlevered After-Tax Free Cash Flow have limitations as profitability measures in that they do not include total amounts for interest expense on our debt, change in fair value of warrant liabilities and provision for income taxes, and the effect of our expenditures for capital assets and certain intangible assets. In addition, all of these non-GAAP measures have limitations as profitability measures in that they do not include the impact of certain expenses related to items that are settled in cash. Because of these limitations, the Company relies primarily on its GAAP results.

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

The information for the years ended December 31, 2023, 2022 and 2021 is derived from OneSpaWorld’s audited consolidated financial statements and the notes thereto included elsewhere in this report.

Any reference to “OneSpaWorld” refers to OneSpaWorld Holdings Limited and our consolidated subsidiaries on a forward-looking basis.

Overview

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. In the face of the global impact of the coronavirus (“COVID-19”) pandemic, our cruise line partners paused their guest cruise operations and the majority of our U.S. and Caribbean-based destination resort spas temporarily closed in mid-March 2020. During 2021, we initiated our resumption of spa operations on cruise ships and in destination resorts in a phased manner, in concert with our cruise line and resort partners, and have completed such resumption of operations. As of December 31, 2023, our health and wellness center operations are no longer impacted by closures resulting from COVID-19, and we are positioned as a leader in the hospitality-based health and wellness industry. Our highly trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard cruise ships and at destination resorts globally. We are the market leader at more than 20x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform, as well as decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay.

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

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew substantially all of our existing cruise line partner agreements and gain new agreements to operate health and wellness centers for new cruise line partners.

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

The following table sets forth the above key performance indicators for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Period End Ship Count	193	179	170
Average Ship Count	180	146	36
Average Weekly Revenues Per Ship	$80,013	$66,494	$59,933
Average Revenues Per Shipboard Staff Per Day	$555	$539	$492
Period End Resort Count	51	50	52
Average Resort Count	50	47	46
Average Weekly Revenues Per Destination Resort	$15,242	$14,946	$12,175

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

Cost of services. Cost of services consists primarily of an allocable portion of payments to cruise lines (which are derived as a percentage of service revenues or a minimum annual rent or a combination of both), an allocable portion of wages paid to shipboard employees, an allocable portion of staff-related shipboard expenses, costs related to recruitment and training of shipboard employees, wages paid directly to destination resort employees, payments to destination resort venue owners, the allocable cost of products consumed in the rendering of a service and health and wellness center depreciation. Cost of services has historically been highly variable; increases and decreases in cost of services are primarily attributable to a corresponding increase or decrease in service revenues. Cost of services has improved as a percentage of revenue due to higher revenues and cost efficiencies.

Cost of products. Cost of products consists primarily of the cost of products sold through our various methods of distribution, an allocable portion of wages paid to shipboard employees and an allocable portion of payments to cruise lines and destination resort partners (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both). Cost of products has historically been highly variable, increases and decreases in cost of products are primarily attributable to a corresponding increase or decrease in product revenues and includes impairment of inventories. Cost of products has improved as a percentage of revenue due to higher revenues and cost efficiencies.

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

Amortization of intangible assets. Amortization of intangible assets are comprised of the amortization of intangible assets with definite useful lives (e.g., retail concession agreements, destination resort agreements, licensing agreements) and amortization expenses associated with the 2019 Transaction.

Long-lived assets impairment. Long-lived assets impairment is comprised of destination resort agreements-intangible asset, property and equipment charges, and licensing agreement-intangible charges.

Other income (expense), net. Other income (expense) consists of royalty income, interest income and interest expense.

Income tax (benefit) expense. Income tax (benefit) expense includes current and deferred federal income tax expenses, as well as state and local income taxes. See “—Critical Accounting Policies—Income Taxes” included elsewhere in this Annual Report on Form 10-K.

Net (loss) income. Net (loss)income consists of income (loss) from operations less other income (expense) and income tax (benefit) expense.

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, but not limited to:

•
The number of health and wellness centers we operate on cruise ships and in destination resorts. The number of cruise ships on which we operate during each period is primarily impacted by our renewal of existing cruise ship partner agreements, introductions of new ships to service under our existing agreements, agreements with new cruise line partners, ships temporarily out of service for maintenance and repair, and ships prevented from sailing due to outbreaks of illnesses, such as the recent pandemic, among other factors. The number of destination resorts in which we operate during each period is primarily attributable to renewal of existing agreements with destination resort partners and destination resorts prevented from operating due to outbreaks of illnesses, such as the recent pandemic, among other factors.
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

•
Expansion of value-added services and products and increased pricing across modalities in existing health and wellness centers. We continue to introduce and expand our higher value added and price point offerings in existing health and wellness centers, including introducing premium medi-spa, acupuncture, and advanced facial services, resulting in higher guest demand and spending. In addition, we have increased pricing across our brands for our core services.
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

Results of Operations

Comparison of Results for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,

($ in thousands)	2023	% of Total Revenue	2022	% of Total Revenue
REVENUES
Service revenues	$648,091	81.6%	$446,518	81.7%
Product revenues	145,954	18.4%	99,741	18.3%
Total revenues	794,045	100.0%	546,259	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	541,356	68.2%	375,136	68.7%
Cost of products	125,649	15.8%	87,555	16.0%
Administrative	17,111	2.2%	15,777	2.9%
Salary, benefits and payroll taxes	36,805	4.6%	35,830	6.6%
Amortization of intangible assets	16,823	2.1%	16,823	3.1%
Long-lived assets impairment	2,129	0.3%	—	0.0%
Total cost of revenues and operating expenses	739,873	93.2%	531,121	97.2%
Income from operations	54,172	6.8%	15,138	2.8%
OTHER (EXPENSE) INCOME, NET
Interest expense	(21,395)	-2.7%	(15,755)	-2.9%
Interest income	280	0.0%	—	0.0%
Change in fair value of warrant liabilities	(37,557)	-4.7%	54,400	10.0%
Total other (expense) income, net	(58,672)	-7.4%	38,645	7.1%
(Loss) Income before income tax (benefit) expense	(4,500)	-0.6%	53,783	9.8%
INCOME TAX (BENEFIT) EXPENSE	(1,526)	-0.2%	624	0.1%
NET (LOSS) INCOME	$(2,974)	-0.4%	$53,159	9.7%

Results of operations for the year ended December 31, 2023 continued to accelerate from 2022 as the Company has returned to normalized operations since the conclusion of the COVID-19 pandemic. As of December 31, 2023, our operations include 193 cruise ships and 51 destination resorts, as compared to 179 cruise ships and 50 destination resorts as of December 31, 2022.

Revenues. Total revenues increased 45% to $794.0 million compared to $546.3 million in the year ended December 31, 2022. The increase was attributable to our average ship count increasing 23% to 180 health and wellness centers onboard ships operating during the year ended December 31, 2023 compared with our average ship count of 146 health and wellness centers onboard ships operating during the year ended December 31, 2022, along with the impact of our on-board initiatives to drive revenue growth.

The break-down of revenue between service and product revenues was as follows:

•
Service revenues Service revenues for the year ended December 31, 2023 were $648.1 million, an increase of $201.6 million, or 45%, compared to $446.5 million for the year ended December 31, 2022.
•
Product revenues. Product revenues for the year ended December 31, 2023 were $146.0 million, an increase of $46.2 million, or 46%, compared to $99.7 million for the year ended December 31, 2022.

Cost of services. Cost of services were $541.4 million compared to $375.1 million in the year ended December 31, 2022. The increase was primarily attributable to costs associated with increased service revenues of $648.1 million in the year ended December 31, 2023 from our operating health and wellness centers at sea and on land, compared with service revenues of $446.5 million in the year ended December 31, 2022.

Cost of products. Cost of products were $125.6 million compared to $87.6 million in the year ended December 31, 2022. The increase was primarily attributable to costs associated with increased product revenues of $146.0 million in the year ended December 31, 2023 from our operating health and wellness centers at sea and on land, compared to product revenues of $99.7 million in the year ended December 31, 2022.

Administrative. Administrative expenses for the year ended December 31, 2023 were $17.1 million, an increase of $1.3 million, or 8%, compared to $15.8 million for the year ended December 31, 2022. The increase was primarily attributable to professional fees incurred during the year ended December 31, 2023 for a secondary offering of common shares by selling shareholders related to the Business Combination and increased public company costs as the Company emerged from emerging growth company status.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the year ended December 31, 2023 were $36.8 million, an increase of $1.0 million, or 3%, compared to $35.8 million for the year ended December 31, 2022. The increase was primarily attributable to measured increases in corporate headcount for the year ended December 31, 2023.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2023 and 2022 were both $16.8 million, respectively.

Long-lived assets impairment. Long-lived assets impairment for the year ended December 31, 2023 were $2.1 million. This was comprised of destination resort agreements-intangible asset, property and equipment charges, and licensing agreement-intangible charges of $1.3 million, $0.5 million and $0.4 million, respectively. The impairment was primarily related to the expected closure in 2024 of our Las Vegas destination resort health and wellness center as a result of the expected demolition of the hotel where the health and wellness center is located.

Other (expense) income, net. Other (expense) income , net includes interest expense and changes in the fair value of the warrant liabilities. Interest expense, net for the year ended December 31, 2023 was $21.1 million, an increase of $5.4 million, or 34%, compared to $15.8 million for the year ended December 31, 2022. The increase was primarily attributable to a one-time $5.4 million deleveraging fee to our lenders that was required Under the First Lien Term Facility agreement due to our lower net debt leverage ratio at year end. The change in fair value of the outstanding warrants during the year ended December 31, 2023 was a loss of ($37.6) million compared to a gain of $54.4 million during the year ended December 31, 2022. Net loss in the change in fair value of warrant liabilities was the result of increases in market prices of our common stock and other observable inputs deriving the value of the financial instruments and the exchange of approximately 95% of the Public Warrants and approximately 50% of Sponsor Warrants for the Company’s common shares in April 2023.

Income tax (benefit) expense. Income tax (benefit) expense for the year ended December 31, 2023 were a benefit of ($1.5) million, a decrease of $2.2 million, or 345%, compared to an expense of $0.6 million for the year ended December 31, 2022. The decrease was primarily driven by the recognition of a discrete tax benefit of approximately $3.4 million in uncertain tax benefits during the year ended December 31, 2023 related to foreign tax exposures as a result of our participation in a tax amnesty program in Italy that settled such liability in August 2023, offset by an increase in the taxable income and a change in valuation allowance, withholding taxes due in various jurisdictions and the decrease in availability of net operating losses.

Net (loss) income. Net loss for the year ended December 31, 2023 was a loss of ($3.0) million, a change in the income (loss) of $56.1 million, or 1887%, compared to a net income of $53.2 million for the year ended December 31, 2022. The $56.1 million decrease was primarily attributable to: (i) a $92.0 million negative change in fair value of warrant liabilities; and (ii) a $5.4 million deleveraging fee payable to our lenders that was required Under the First Lien Term Facility agreement due to our lower net debt leverage ratio at year end. This was partially offset by a $39.0 million increase in income from operations driven by the increase in the number of health and wellness centers onboard ships operating during the fiscal year and our on-board initiatives to drive revenue and operating income growth. The change in fair value of the outstanding warrants during the year ended December 31, 2023 was a loss of ($37.6) million compared to a gain of $54.4 million during the year ended December 31 2022.

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

The results of operations for the year ended December 31, 2022 recovered from the material adverse impacts of COVID-19, which at its peak resulted in the cessation of operations of all of the Company’s health and wellness centers on board cruise ships and the closing of or substantial restrictions imposed on the operation of substantially all of the destination resort health and wellness centers at the end of first quarter 2020. As of December 31, 2022, our operations had resumed on 177 cruise ships and in 48 destination resorts, as compared to 118 cruise ships and 48 destination resorts as of December 31, 2021.

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

Liquidity and Capital Resources

Overview

Prior to the COVID-19 pandemic, we funded our operations principally with cash flow from operations. Upon the onset of the pandemic in March 2020, we took prudently aggressive actions to increase our financial flexibility by securing and reallocating capital resources, including: (i) eliminating all non-essential operating and capital expenditures, (ii) withdrawing the Company dividend program until further notice, (iii) deferring payment of a dividend declared on February 26, 2020 until approved by the Board, (iv) completing the 2020 Private Placement on June 12, 2020; (v) borrowing $7 million, net, on our First Lien Revolving Facility, leaving $13 million available and undrawn; and (vi) entering into an agreement to allow for the Company to operate its ATM Program, which permitted the Company to sell, from time to time, common shares up to an aggregate offering price of $50.0 million, pursuant to which, as of July 31, 2022, shares representing approximately $10 million remained available for sale under the Agreement, and which Agreement was terminated by the Company on August 1, 2022.

Since the substantial easing and conclusion of COVID-19 pandemic restrictions, we have resumed funding our operations principally with cash flow from operations. Our principal uses for liquidity have been funding our return to service on 193 cruise ships and in 51 destination resorts, including associated working capital investment and capital expenditures; debt service, including full repayment of $7 million borrowed under our First Lien Revolving Facility, full repayment of our $25 million Second Lien Term Loan Facility, and $42 million repayment of our First Lien Term Loan Facility; and purchasing 789,046 of our common shares at a purchase price of $11.46 per common share from Steiner Leisure Limited pursuant to a Shares Repurchase Agreement.

Our results continued to experience significant recovery during the year ended December 31, 2023 when compared to the prior year period, building upon the increasing magnitude of our positive net operating cash flows. Taking into account the actions described above, the magnitude and positive trend of our results of operations, and our current financial condition and resources, we have concluded that we will have sufficient liquidity to satisfy our obligations over the next twelve months and comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,974)	$53,159	$(68,522)
Depreciation and amortization	22,040	22,353	22,468
Long-lived assets impairment	2,129	—	—
Stock-based compensation	10,138	12,893	10,646
Amortization of deferred financing costs	1,463	1,103	1,026
Income tax benefit from change in reserve of uncertain tax positions	(3,440)	—	—
Change in fair value of warrant liabilities	37,557	(54,400)	2,600
Provision for doubtful accounts	59	18	453
Inventories impairment charges	—	—	3,977
Loss from write-offs of property and equipment	14	10	177
Deferred income taxes	(2,092)	(181)	89
Change in working capital	(1,518)	(10,192)	(8,018)
Net cash provided by (used in) operating activities	63,376	24,763	(35,104)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,415)	(4,825)	(2,868)
Net cash used in investing activities	(5,415)	(4,825)	(2,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from At-the Market Equity Offering, net of issuance costs paid	—	—	27,474
Proceeds from exercise of warrants	2,426	59	—
Repurchase of common shares	(9,042)	—	—
Repayment on term loan and revolver facilities	(56,042)	(18,776)	—
Net cash (used in) provided by financing activities	(62,658)	(18,717)	27,474
Effect of exchange rate changes on cash	337	(792)	(117)
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,360)	429	(10,615)
Cash and cash equivalents and restricted cash, Beginning of period	33,262	32,833	43,448
Cash and cash equivalents and restricted cash, End of period	$28,902	$33,262	$32,833

Comparison of Results for the Years Ended December 31, 2023 and 2022

Operating activities. Our net cash provided by operating activities for year ended December 31, 2023 and 2022 were $63.4 million and $24.8 million, respectively. In 2023, net operating cash flows continued to accelerate from 2022, as the Company has returned to normalized operations since the conclusion of the COVID-19 pandemic.

Investing activities. Our net cash used in investing activities for the year ended December 31, 2023 and 2022 were $(5.4) million and $(4.8) million, respectively.

Financing activities. Our net cash provided by financing activities for the year ended December 31, 2023 and 2022 were $(62.7) million and $(18.7) million, respectively. For the year ended December 31, 2023, the Company repaid $41.0 million on the First Lien Term Loan Facility, repaid the final $15.0 million on the Second Lien Term Loan Facility, thus fully extinguishing this facility, utilized $9.0 million in cash to repurchase 789,046 of our common shares, and received proceeds from the exercise of warrants of $2.4 million. For the year ended December 31, 2022, the Company repaid $11.8 million on the First Lien Term Loan Facility and $7.0 million on the First Lien Revolving Facility, and received proceeds from the exercise of public warrants of $0.059 million.

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

Investing activities. Our net cash used in investing activities for the year ended December 31, 2022 and 2021 were $(4.8) million and $(2.9) million, respectively. In the year ended December 31, 2022, the Company incurred more capital expenditures than in the year ended December 31, 2021, during which the Company incurred more limited capital expenditures due to the COVID-19 pandemic.

Financing activities. Our net cash provided by financing activities for the year ended December 31, 2022 and 2021 were $(18.7) million and $27.5 million, respectively. For the year ended December 31 2022, the Company repaid $11.8 million on the First and Second Term Loan Facilities and $7.0 million on the First Lien Revolving Facility, and received proceeds from the exercise of public warrants of $0.059 million. For the year ended December 31, 2021, the Company sold 2.6 million common shares under the ATM Program, resulting in $27.5 million in net proceeds.

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
•
Cost of products. Cost of products consists primarily of the cost of products sold through our various methods of distribution, with exception to timetospa.com, an allocable portion of wages paid to shipboard employees, an allocable portion of payments to cruise lines and destination resort partners (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both). Cost of products includes the cost of products sold through various methods of distribution.

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

Inventories. Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for resale for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated net realizable value. The Company’s evaluation of net realizable value requires judgment and is based on specific assumptions. The establishment of inventory reserves principally involves the estimate of the amount of inventories that will be used in health and wellness services we provide in our health and wellness centers and that will be sold to our health and wellness center guests, which is uncertain and dependent on our cruise line and destination resort partners and their customers who use our services. No inventory reserve was recorded during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, we recorded inventory impairment charges of $4.0 million (of which approximately $2.0 million was recorded in the three months ended December 31, 2021) for the decline in the net realizable value of inventories, which is included in Cost of products in the accompanying consolidated statement of operations. This loss principally was the result of excess, slow-moving, expiration of products and damaged inventories held in our cruise ship health and wellness centers caused by the cessation of our operations due to the COVID-19 pandemic. The establishment of inventory reserves involved estimating the amount of inventories that would be sold at or used in health and wellness services on cruises when they returned to sailing, which was uncertain and dependent on our cruise line partners and its customers that use our services and purchase our products. There was no incremental impairment during 2023 or 2022.

Indefinite-Lived Intangible Assets. Trade name represents our identifiable intangible asset not subject to amortization and is assessed for impairment annually each October or, more frequently, when events or circumstances dictate an interim test is necessary. The impairment assessment for trade name allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative trade name impairment test. We would perform the quantitative test if our qualitative assessment determined it was more-likely-than-not that the trade name is impaired. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, and historical company performance in assessing fair value. Our trade name would be considered impaired if its carrying value exceeds its estimated fair value. As of October 1, 2023 and 2022, we performed our annual trade name indefinite-lived intangible asset impairment quantitative test and determined there was no incremental impairment. The trade name was valued through application of the relief from royalty method. Under this method, a royalty rate is applied to the revenues associated with the trade name to capture value associated with use of the name as if licensed. The resulting royalty savings are then discounted to present fair value at rates reflective of the risk and return expectations of the interests to derive its fair value as of the impairment testing date.

Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As part of the process, we exercise judgment to:

•
Determine if there are indicators of impairment present. Factors we consider when making this determination include assessing historical trends and the overall effect of current trends in and future expectations of the industry and the general economy and regional performance, and other asset-specific information;
•
Determine the projected undiscounted future cash flows when indicators of impairment are present to determine whether an asset group is recoverable by comparing the expected undiscounted future cash flows to the net carrying value of that asset group. Judgment is required when developing projections of future revenues and expenses to determine the undiscounted cash flows, which are based on estimated performance over the expected useful life of the asset group. Forward-looking estimates of performance are based on historical operating results, adjusted for current and expected future market conditions, as well as various internal projections and external sources; and
•
If an asset (asset group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset (asset group) exceeds our fair value. When determining the fair value of the asset

(asset group), we consider the highest and best use of the assets from a market-participant perspective. The fair value measurement is generally determined through the use of independent third-party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects assumptions of what market participants would utilize to price the asset (asset group). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be abandoned, or from which no further benefit is expected, are written down to zero at the time that the determination is made and the assets are removed entirely from service.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation, global health epidemics/pandemics and customer preferences. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent. Such a slowdown could adversely affect our results of operations and financial condition. The COVID-19 pandemic substantially negatively impacted our business, operations, results of operations and financial condition in 2022 and 2021. Recurrence of the more severe aspects of the recent adverse economic conditions, increases in inflation rates and interest rates, as well as periods of fuel price increases, could have a material adverse effect on our business, results of operations and financial condition during the period of such recurrence.

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

Concentration of credit risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2023 and 2022, respectively, none of the destination resort spas we served represented greater than 10% of our accounts receivable. As of December 31, 2023 and 2022, respectively, two of the cruise lines we served represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for credit losses. The Company records an allowance for credit losses with respect to accounts receivable using historical collection experience, current and forecasted business conditions and generally, an account receivable balance is written off once it is determined to be uncollectible. Our expected credit losses are based on historical collection experience, current and forecasted business conditions and other facts and circumstances. The allowance for credit losses was $0.2 million and $0.1 million as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022 and 2021, allowance for credit losses expense amounted to $0.06, $0.02 million and $0.5 million, respectively. Allowance for credit losses expense is included within administrative operating expenses in the accompanying consolidated statements of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated February 29, 2024, are filed as part of this report, beginning on page F-l.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. We carried out an evaluation, under the supervision, and with the participation, of, our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding such required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2023 as stated in their report, which is included herein on page F-2.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is contained under the caption “Corporate Governance” in our Proxy Statement for our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of the year ended December 31, 2023 (the 2024 Proxy Statement) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is contained under the captions “Compensation of Directors and Executive Officers” and “Corporate Governance” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item 12 is contained under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is contained under the caption “Corporate Governance” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is contained under the caption “Proposals to be Voted On —Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following report and Consolidated Financial Statements are filed as part of this report beginning on page F-l, pursuant to Item 8.

Audited Consolidated Financial Statements for OneSpaWorld Limited and Subsidiaries

Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2023 and 2022.

Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.

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

4.1*	Description of Securities Registered Pursunat to section 12.of the Securities Exchange Act of 1934

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

10.16†

Form of OneSpaWorld Holdings Limited December 2021 Performance Stock Unit Award Agreement for 2021 Awards (incorporated by reference to Exhibit 10.15 to the Companys Annual Report on Form 10-K filed on March 4, 2022).

10.17	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2023).

21.1*	Subsidiaries of OneSpaWorld Holdings Limited.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

97*	OneSpaWorld Holdings Limited Clawback Policy.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.

* Filed herewith.

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Stephen B. Lazarus
Name: Stephen B. Lazarus
Title: Chief Financial Officer and Chief Operating Officer
Date:	February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Leonard Fluxman Leonard Fluxman	Executive Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024

/s/ Stephen B. Lazarus Stephen B. Lazarus	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	February 29, 2024

/s/ Stephen W. Powell Stephen W. Powell	Lead Director	February 29, 2024

/s/ Maryam Banikarim Maryam Banikarim	Director	February 29, 2024

/s/ Glenn J. Fusfield Glenn J. Fusfield	Director	February 29, 2024

/s/ Adam Hasiba Adam Hasiba	Director	February 29, 2024

/s/ Andrew R. Heyer Andrew R. Heyer	Director	February 29, 2024

/s/ Marc Magliacano Marc Magliacano	Director	February 29, 2024

/s/ Walter F. McLallen Walter F. McLallen	Director	February 29, 2024

/s/ Lisa Myers Lisa Myers	Director	February 29, 2024

/s/ Jeffrey E. Stiefler Jeffrey E. Stiefler	Director	February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OneSpaWorld Holdings Limited

Opinion on Internal Control Over Financial Reporting

We have audited OneSpaWorld Holdings Limited and subsidiaries internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework ) (the COSO criteria). In our opinion, OneSpaWorld Holdings Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Miami, Florida
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OneSpaWorld Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneSpaWorld Holdings Limited and subsidiaries (the Company) as of December 31, 2023 and2022, the related consolidated statements of operations, comprehensive(loss) income, equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes(collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Description of the Matter

Indefinite-Lived Intangible Assets – Trade Name

At December 31, 2023 the Company’s trade name had a net carrying value of $5.5 million. This intangible asset is not subject to amortization and would be considered impaired if the trade name carrying value exceeds its estimated fair value. The trade name is valued through the application of the relief from royalty method. As discussed in Note 2 to the consolidated financial statements, the trade name is tested for impairment annually or more frequently when events or circumstances dictate an interim test is necessary. No impairment was recorded for the year ended December 31, 2023.

Auditing the Company's valuation of the trade name was complex due to the significant estimation uncertainty of the significant assumption used in determining its fair value. The significant assumption used by the Company to estimate the value of the trade name is the royalty rate, which is forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls which address the risk of material misstatement relating to the measurement and valuation of the trade name. For example, we tested controls over management’s review over the royalty rate and the data inputs.

To test the fair value of the Company's trade name, our audit procedures included, among others, testing the completeness and accuracy of the underlying data and involving our valuation specialists to assist in testing the royalty rate. For example, we compared the royalty rate to royalty rates of other guideline companies within the same industry. In addition, we also performed a sensitivity analysis of the royalty rate to evaluate the magnitude of change in the fair value of the trade name resulting from changes in the assumption.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Miami, Florida
February 29, 2024

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
ASSETS	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$27,704	$32,064
Restricted cash	1,198	1,198
Accounts receivable, net	40,784	33,558
Inventories, net	47,504	39,835
Prepaid expenses	3,172	7,084
Other current assets	6,360	4,154
Total current assets	126,722	117,893
Property and equipment, net	15,006	14,517
Operating lease right-of-use assets, net	12,132	13,932
Intangible assets, net	546,968	565,467
OTHER ASSETS:
Deferred tax assets	2,340	227
Other non-current assets	2,972	5,399
Total other assets	5,312	5,626
Total assets	$706,140	$717,435
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$31,705	$24,124
Accrued expenses	45,991	39,999
Current portion of operating leases	2,264	2,239
Current portion of long-term debt	—	2,085
Other current liabilities	899	1,116
Total current liabilities	80,859	69,563
Income tax contingency	—	3,912
Warrant liabilities	20,400	52,900
Other long-term liabilities	2,449	2,449
Long-term operating leases	10,156	12,101
Long-term debt, net	158,207	210,701
Total liabilities	272,071	351,626
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 99,734,672 shares issued and outstanding at December 31, 2023 and 79,544,055 shares issued and outstanding at December 31, 2022	10	8
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, zero shares issued and outstanding, at December 31, 2023 and 13,421,914 shares issued and outstanding at December 31, 2022	—	1
Additional paid-in capital	777,062	700,612
Accumulated deficit	(344,458)	(338,609)
Accumulated other comprehensive income	1,455	3,797
Total shareholders' equity	434,069	365,809
Total liabilities and shareholders' equity	$706,140	$717,435

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
REVENUES
Service revenues	$648,091	$446,518	$115,945
Product revenues	145,954	99,741	28,086
Total revenues	794,045	546,259	144,031
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	541,356	375,136	108,939
Cost of products	125,649	87,555	26,646
Administrative	17,111	15,777	15,526
Salary, benefits and payroll taxes	36,805	35,830	28,151
Amortization of intangible assets	16,823	16,823	16,829
Long-lived assets impairment	2,129	—	—
Total cost of revenues and operating expenses	739,873	531,121	196,091
Income (loss) from operations	54,172	15,138	(52,060)
OTHER (EXPENSE) INCOME, NET
Interest expense	(21,395)	(15,755)	(13,488)
Interest income	280	—	55
Change in fair value of warrant liabilities	(37,557)	54,400	(2,600)
Total other (expense) income, net	(58,672)	38,645	(16,033)
(Loss) Income before income tax (benefit) expense	(4,500)	53,783	(68,093)
INCOME TAX (BENEFIT) EXPENSE	(1,526)	624	429
NET (LOSS) INCOME	$(2,974)	$53,159	$(68,522)
NET (LOSS) INCOME PER VOTING AND NON-VOTING SHARE
Basic	$(0.03)	$0.57	$(0.76)
Diluted	$(0.03)	$0.49	$(0.76)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	97,826	92,507	90,134
Diluted	97,826	95,105	90,134

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(2,974)	$53,159	$(68,522)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	312	(556)	(113)
Cash flows hedges:
Net unrealized gain on derivative	834	6,536	1,684
Amount realized and reclassified into earnings	(3,488)	(186)	1,907
Total other comprehensive (loss) income, net of tax	(2,342)	5,794	3,478
Total Comprehensive (loss) income	$(5,316)	$58,953	$(65,044)

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Issued Common Voting Shares	Issued Common Non-Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2020	69,292	17,186	$9	$649,540	$(5,475)	$(323,246)	$320,828
Net loss	—	—	—	—	—	(68,522)	(68,522)
Stock-based compensation	—	—	—	10,646	—	—	10,646
Foreign currency translation adjustment	—	—	—	—	(113)	—	(113)
Unrecognized gain on derivatives	—	—	—	—	3,591	—	3,591
At-The Market Equity Offering, net of issuance costs	2,614	—	—	27,474	—	—	27,474
Common shares issued under equity incentive plan	1,148	—	—	—	—	—	—
Conversion of deferred shares into common shares	1,600	—	—	—	—	—	—
Conversion of non-voting common shares into voting common shares	3,764	(3,764)	—	—	—	—	—
Conversion of public warrants into common shares	5	—	—	—	—	—	—
BALANCE, December 31, 2021	78,423	13,422	9	687,660	(1,997)	(391,768)	293,904
Net income	—	—	—	—	—	53,159	53,159
Stock-based compensation	—	—	—	12,893	—	—	12,893
Foreign currency translation adjustment	—	—	—	—	(556)	—	(556)
Unrecognized gain on derivatives	—	—	—	—	6,350	—	6,350
Proceeds from 2021 exercise of public warrants	—	—	—	59	—	—	59
Common shares issued under equity incentive plan	1,121	—	—	—	—	—	—
BALANCE, December 31, 2022	79,544	13,422	9	700,612	3,797	(338,609)	365,809
Net loss	—	—	—	—	—	(2,974)	(2,974)
Stock-based compensation	—	—	—	10,138	—	—	10,138
Repurchase and retirement of common shares	(789)	—	—	(6,167)	—	(2,875)	(9,042)
Foreign currency translation adjustment	—	—	—	—	312	—	312
Unrecognized loss on derivatives	—	—	—	—	(2,654)	—	(2,654)
Exchange of warrants into common shares	3,854	—	1	45,260	—	—	45,261
Exercise of warrants (1)	212	—	—	2,849	—	—	2,849
Cashless exercise of warrants	84	2,123	—	24,370	—	—	24,370
Common shares issued under equity incentive plan	1,285	—	—	—	—	—	—
Conversion of non-voting common shares into voting shares	15,545	(15,545)	—	—	—	—	—
BALANCE, December 31, 2023	99,735	—	$10	$777,062	$1,455	$(344,458)	$434,069

(1) The exercise of Warrants includes $2.4 million of cash received and a reduction of warrants liability related to the exercise of the Warrants.

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,974)	$53,159	$(68,522)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,040	22,353	22,468
Long-lived assets impairment	2,129	—	—
Stock-based compensation	10,138	12,893	10,646
Amortization of deferred financing costs	1,463	1,103	1,026
Income tax benefit from change in reserve of uncertain tax positions	(3,440)	—	—
Change in fair value of warrant liabilities	37,557	(54,400)	2,600
Provision for doubtful accounts	59	18	453
Inventories impairment charges	—	—	3,977
Loss from write-offs of property and equipment	14	10	177
Deferred income taxes	(2,092)	(181)	89
Changes in:
Accounts receivable. net	(7,285)	(14,096)	(16,939)
Inventories, net	(7,669)	(10,352)	(6,260)
Prepaid expenses	3,440	(510)	376
Other current assets	(2,953)	(460)	1,013
Other non-current assets	(434)	55	375
Accounts payable	7,581	8,278	7,245
Accrued expenses	5,992	6,567	6,471
Other current liabilities	(238)	242	(94)
Income tax contingency	—	17	(263)
Noncash lease expense	48	67	58
Net cash provided by (used in) operating activities	63,376	24,763	(35,104)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,415)	(4,825)	(2,868)
Net cash used in investing activities	(5,415)	(4,825)	(2,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from At-the Market Equity Offering, net of issuance costs paid	—	—	27,474
Proceeds from exercise of warrants	2,426	59	—
Repurchase of common shares	(9,042)	—	—
Repayment on term loan and revolver facilities	(56,042)	(18,776)	—
Net cash (used in) provided by financing activities	(62,658)	(18,717)	27,474
Effect of exchange rate changes on cash	337	(792)	(117)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,360)	429	(10,615)
Cash, cash equivalents and restricted cash, Beginning of period	33,262	32,833	43,448
Cash, cash equivalents and restricted cash, End of period	$28,902	$33,262	$32,833

CONSOLIDATED A STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31,
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	2023	2022	2021
Cash paid during the period for:
Income taxes	$4,716	$434	$160
Interest	$21,343	$14,008	$12,567
Non-cash financing transactions:
Exchange of warrants into common shares	$45,261	$—	$—
Cashless exercise of warrants	$24,370	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

OSW is comprised of the net assets and operations of (i) the following wholly-owned subsidiaries of Steiner Leisure: OneSpaWorld LLC, Steiner Spa Asia Limited, Steiner Spa Limited, and OneSpaWorld Marks Limited (formerly known as Steiner Marks Limited), (ii) the following respective indirect subsidiaries of Steiner Leisure: Mandara PSLV, LLC (subsequently dissolved), Mandara Spa (Hawaii), LLC, Florida Luxury Spa Group, LLC, Steiner Transocean U.S., Inc., Steiner Spa Resorts (Nevada), Inc., Steiner Spa Resorts (Connecticut), Inc., Steiner Resort Spas (California), Inc., OneSpaWorld Resort Spas (North Carolina), Inc. (formerly known as Steiner Resort Spas (North Carolina), Inc.), OSW SoHo LLC, OSW Distribution LLC, World of Wellness Training Limited (formerly known as Steiner Training Limited), World of Wellness Training and Recruitment (Jamaica) Limited, LWA Training and Recruitment India Private Limited STO Italy S.r.l., One Spa World LLC, Mandara Spa Services LLC, OneSpaWorld Limited, OneSpaWorld (Bahamas) Limited (formerly known as Steiner Transocean Limited), OneSpaWorld Medispa LLC, OneSpaWorld Medispa Limited, OneSpaWorld Medispa (Bahamas) Limited (formerly known as STO Medispa Limited), Mandara Spa (Cruise I), LLC, Mandara Spa (Cruise II), LLC, Steiner Transocean (II) Limited (subsequently dissolved), The Onboard Spa by Steiner (Shanghai) Co., Ltd. (subsequently dissolved), Mandara Spa LLC, Mandara Spa Puerto Rico, Inc., Mandara Spa (Guam), L.L.C. (subsequently dissolved), Mandara Spa (Bahamas) Limited, Mandara Spa Aruba N.V., Mandara Spa Polynesia Sarl (subsequently dissolved), Mandara Spa Asia Limited, PT Mandara Spa Indonesia, Spa Services Asia Limited, Mandara Spa Palau, Mandara Spa (Malaysia) Sdn. Bhd., Mandara Spa Ventures International Sdn. Bhd., Spa Partners (South Asia) Limited, Mandara Spa (Maldives) PVT LTD, Mandara Spa (Fiji) Limited (subsequently dissolved), and Mandara Spa Company Limited, (iii) Medispa Limited, a majority-owned subsidiary of Steiner Leisure (the noncontrolling interest in which was subsequently purchased by OneSpaWorld), and (iv) the timetospa.com website owned by Elemis USA, Inc. (formerly known as Steiner Beauty Products, Inc.), subsequently transferred to OneSpaWorld.

2. Summary of Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Principles Combination

The accompanying consolidated financial statements include the consolidated balance sheet and statements of operations, comprehensive (loss) income, equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our financial position, results of operations and cash flows.

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

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheet as of December 31, 2023 and 2022, to the total amount presented in our consolidated statements of cash flows for years ended December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$27,704	$32,064
Restricted cash	1,198	1,198
Total cash and restricted cash in the consolidated statement of cash flows	$28,902	$33,262

Inventories

Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for resale for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No inventory reserve was recorded during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, we recorded inventory impairment charges of $4.0 million (of which approximately $2.0 million was recorded in the three months ended December 31, 2021) for the decline in the net realizable value of inventories, which is included in Cost of products in the accompanying consolidated statement of operations. This impairment charge principally was the result of excess, slow-moving, expiration of products and damaged inventories held at our Maritime segment caused by the cessation of our cruise line partners operations and, consequently, our Maritime segment operations due to the coronavirus ("COVID-19") pandemic. The establishment of inventory reserves involved estimating the amount of inventories that would be sold at or used in health and wellness services on cruises when they returned to sailing, which was uncertain and dependent on our cruise line partners and its customers that use our services and purchase our products. There was no incremental impairment during 2023 and 2022. The activity in the Company’s inventory reserve is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$-	$(5,870)	$(6,000)
Impairment charges	-	-	(3,977)
Write-offs	-	5,870	4,107
Ending balance	$-	$-	$(5,870)

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

Indefinite-Lived Intangible Assets

Trade name represents our Identifiable intangible asset not subject to amortization and is assessed for impairment annually each October or, more frequently, when events or circumstances dictate an interim test is necessary. The impairment assessment for trade name allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative trade name impairment test. We would perform the quantitative test if our qualitative assessment determined it was more-likely-than-not that the trade name is impaired. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, and historical company performance in assessing fair value. Our trade name would be considered impaired if its carrying value exceeds its estimated fair value.

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

Lease agreements with destination resorts in which the Company operates are generally renewed every ten years. The Company has the intent and ability to renew such contracts, except for the two destination resort health and wellness centers for which we recognized a long-lived asset impairment loss. See Note 16 – “Fair Value Measurements and Derivatives ” for further details.

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

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in administrative expenses. The shipping and handling costs included in administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were $0.1 million, $0.2 million and $0.04 million, respectively.

Advertising

Substantially all of the Company’s advertising costs are charged to expense as incurred, except costs that result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising expenses included in cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were $3.8 million, $2.1 million and $1.5 million, respectively.

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

Warrant Liabilities

We account for common stock warrants in accordance with applicable guidance provide in ASC Topic 815 as either liability or equity instruments depending on the specific terms of the warrant agreement. We evaluated the warrants under this guidance and concluded that they do not meet the criteria to be classified in shareholders’ equity in all periods presented. Accordingly, the warrants are classified as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2023 and 2022. The change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive (loss) income .

Income Taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax purposes and accounting purposes, respectively. These differences result in deferred income tax assets and liabilities which are included in the accompanying consolidated balance sheet as of December 31, 2023 and 2022. Deferred taxes are recorded using the currently enacted tax rates that applied in the periods that the differences are expected to reverse. The Company must then assess the likelihood that its deferred income tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, the Company must establish a valuation allowance. With respect to acquired deferred tax assets, changes within the measurement period, under ASC Topic 805, Business Combinations, that result from new information about facts and circumstances that existed at the acquisition date shall be recognized through a corresponding adjustment to goodwill. Subsequent to the measurement period, all other changes shall be reported as a reduction or increase to income tax expense in the Company’s consolidated statement of operations for the years ended December 31, 2023, 2022 and 2021.

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

Earnings (Loss) Per Share

As discussed in Note 9 – “Equity”, the Company has two classes of common stock, Voting and Non-Voting. Shares of Non-Voting common stock are in all respects identical to and treated equally with shares of Voting common stock except for the absence of voting rights. Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net (loss) income adjusted for the change in fair value of warrant liabilities, if the impact is dilutive, by the weighted average number of diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares, and contingently issuable shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, if their effect is anti-dilutive. The Company has not presented (loss) income per share under the two-class method, because the (loss) income per share are the same for both Voting and Non-Voting common stock since they are entitled to the same liquidation and dividend rights.

The following table provides details underlying OneSpaWorld’s (loss) income per basic and diluted share calculation (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income	$(2,974)	$53,159	$(68,522)
Gain on fair value of in-the-money warrant liabilities:	-	(6,400)	-
Net (loss) income , adjusted for change in fair value of warrants for diluted earnings per share	$(2,974)	$46,759	$(68,522)
Denominator:
Weighted average shares outstanding – Basic	97,826	92,507	90,134
Dilutive effect of 2020 PIPE Warrants	-	1,914	-
Dilutive effect of stock-based awards	-	684	-
Diluted (a)	97,826	95,105	90,134
Net (loss) income per voting and non-voting share
Basic	$(0.03)	$0.57	$(0.76)
Diluted	$(0.03)	$0.49	$(0.76)

(a) During the years ended December 31, 2023 and 2021, potential common shares under the treasury stock method were antidilutive because the Company reported a net loss in this period and the effect of the change in the fair value of warrants was antidilutive. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to stock options, warrants, deferred shares and restricted stock.

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted (loss) income per share (in thousands):

	Year Ended December 31,
	2023	2022	2021
Common share warrants (a)	5,494	24,145	29,145
Restricted share units	827	511	1,499
Performance stock units	603	312	1,227
	6,924	24,968	31,871

(a)
Includes all Public, Sponsor and 2020 PIPE Warrants.

Foreign Currency Transactions

For currency exchange rate purposes, assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates, and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income caption of the Company’s balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the administrative expenses caption of the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were $0.04 million, $(0.3) million and $(0.2) million, respectively.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of Accumulated other comprehensive (loss) income until the underlying hedged transactions are recognized in earnings.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates. Significant estimates include the assessment of net realizable value of inventories, the recovery of long-lived assets and other intangible assets, the determination of deferred income taxes including valuation allowances, the useful lives of definite-lived intangible assets, the fair value of warrants, contingencies and property and equipment.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. As of December 31, 2023, and 2022, the Company had two cruise companies that represented greater than 10% of accounts receivable. The Company does not normally require collateral or other security to support normal credit sales. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for credit losses. The Company records an allowance for credit losses with respect to accounts receivable using historical collection experience, current and forecasted business conditions and generally, an account receivable balance is written off once it is determined to be uncollectible. Our expected credit losses are based on historical collection experience, current and forecasted business conditions and other facts and circumstances. The allowance for credit losses was $0.2 million and $0.1 million as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022 and 2021, allowance for credit losses expense amounted to $0.06, $0.02 million and $0.5 million, respectively. Allowance for credit losses expense is included within administrative operating expenses in the accompanying consolidated statements of operations.

The activity in the Company’s allowance for credit losses is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$(116)	$(497)	$(44)
Provision for credit losses	(59)	(18)	(453)
Write-offs	7	399	-
Ending balance	$(168)	$(116)	$(497)

Adoption of Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021, which adds implementation guidance to clarify which optional expedients in Topic 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that is expected to be discontinued, but that are being modified as a result of the discounting transition. In December 2022, the FASB issued ASU 2022-06, which extended the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. On April 5, 2023, the Company amended its First Lien Credit Facilities (as defined in Note 7, “Debt”), where the interest rate benchmark was updated from LIBOR to the Secured Overnight Financing Rate (“SOFR”) as a result of the expected cessation of LIBOR. In June 2023, the Company amended its interest rate swap agreement to implement certain changes in the reference rate from LIBOR to SOFR (See Note 15). In connection with the amendment of our First Lien Credit Facilities and debt interest rate swap agreement, we elected to apply the optional expedients in Topic 848 to (i) assert that the hedged interest payments remain probable regardless of any expected modification in terms related to reference rate reform, and (ii) continue the method of assessing effectiveness as documented in the original hedge documentation so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. The application of these expedients preserves the cash flow hedge designation of the interest rate swap and presentation consistent with past presentation and did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; early adoption is permitted. The Company is currently assessing the expected impact of the future adoption of this guidance.

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The provisions of ASU

2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company is currently assessing the expected impact of the future adoption of this guidance.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands, except useful life):

		As of December 31,
	Useful Life in years	2023	2022
Furniture and fixtures	5 – 7	$8,585	$6,856
Computers and equipment	3 – 8	14,138	11,237
Leasehold improvements	Shorter of remaining lease term or useful life	17,763	17,629
		40,486	35,722
Less: Accumulated depreciation and amortization		(25,480)	(21,205)
		$15,006	$14,517

Depreciation and amortization expense for years ended December 31, 2023, 2022 and 2021 was $4.3 million, $4.4 million and $5.7 million, respectively. During the year ended December 31, 2023, we recognized $0.5 million of impairment losses in our consolidated statement of operations related to property and equipment, net; see Note 15-"Fair Value Measurements and Derivatives" for further information.

4. Intangible Assets

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of December 31, 2023 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(74,186)	$530,514	39
Destination resort agreements	17,900	(6,946)	10,954	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(82,832)	$546,968

The following is a summary of the Company’s intangible assets as of December 31, 2022 (in thousands, except amortization period):

	Cost	Accumulated Amortization	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(58,692)	$546,008	39
Destination resort agreements	17,900	(4,480)	13,420	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(461)	539	8
	$629,800	$(64,333)	$565,467

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $16.8 million for each period, respectively. Amortization expense is estimated to be $16.6 million in each of the next five years beginning in 2024. During the year ended December 31, 2023. we recognized $1.3 million of impairment losses in our consolidated statement of operations related to destination resorts agreements and $0.4 million related to licensing agreement; see Note 15-"Fair Value Measurements and Derivatives", for further information.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2023	2022
Operative commissions	$7,424	$6,605
Minimum cruise line commissions	8,478	8,376
Professional fees	4,309	3,253
Payroll and bonuses	12,094	8,963
Interest	5,538	3,336
Other	8,148	9,466
	$45,991	$39,999

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

We have adopted the practical expedient to exclude leases with terms of less than one year from being included on the balance sheet. Lease expense for agreements that are short-term were immaterial for the year ended December 31, 2023 and December 31, 2022. See Note 2- "Summary of Significant Accounting Policies", for further information on the adoption of ASC 842.

Supplemental Financial statements information

The components of lease expense were as follows (in thousands):

Year Ended December 31,

	2023	2022	2021

Minimum rentals	$3,521	$3,161	$3,325
Contingent rentals	6,603	5,486	4,072
	$10,124	$8,647	$7,397

Lease balances were as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets, net	$12,132	$13,932
Current portion of operating leases	2,264	2,239
Long-term operating leases	10,156	12,101

As of December 31, 2023, the Company’s operating leases have a weighted-average remaining lease term of 6.8 years and a weighted-average discount rate of 4.46%. The maturities of the operating lease liabilities, net of imputed interest are as follows (in thousands):

Year	Amount
2024	$2,170
2025	2,219
2026	1,785
2027	1,192
2028	1,282
Thereafter	3,772
$12,420

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,325	$3,006
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	126	251

7. Long-term Debt

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate at December 31,		Maturities Through	As of December 31,
	2023	2022		2023	2022
First lien term loan facility	9.2%	8.3%	2026	$159,639	$200,681
Second lien term loan facility	-	11.8%	-	-	15,000
Total debt				159,639	215,681
Less: unamortized debt issuance cost				(1,432)	(2,895)
Total debt, net of unamortized debt issuance cost				158,207	212,786
Less: current portion of long-term debt				-	(2,085)
Long-term debt, net				$158,207	$210,701

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

On April 5, 2023, we entered into amendment No 2 to the First Lien Credit Facilities, which replaced the LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, loans outstanding under the First Lien Credit Facilities will accrue interest at a rate per annum equal to SOFR plus a margin of 4.00%, with one step down to 3.75% upon achievement of a certain leverage ratio, and undrawn amounts under the First Lien Revolving Facility will accrue a commitment fee at a rate per annum of 0.50% on the average daily undrawn portion of the commitments thereunder, with one step down to 0.325% upon achievement of a certain leverage ratio. Loans outstanding under the Second Lien Term Loan Facility accrued interest at a rate per annum equal to LIBOR plus 7.50%.

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

The Term Loan Facilities require the Company to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and subject to step downs if certain leverage ratios are met and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the New Credit Facilities). The Company also is required to make quarterly amortization payments equal to 0.25% of the original principal amount of the First Lien Term Loan Facility commencing after the first full fiscal quarter after the closing date of the New Credit Facilities (subject to reductions by optional and mandatory prepayments of the loans). The Company may prepay all or any portion of (i) the First Lien Credit Facilities at any time without premium or penalty, subject to a one-time deleveraging payment fee (as defined by our Debt agreement), payment of customary breakage costs and a customary “soft call,” and (ii) the Second Lien Term Loan Facility at any time without premium or penalty, subject to a customary make-whole premium for any voluntary prepayment prior to the date that is 30 months following the closing date of the New Credit Facilities (the “Callable Date”), following by a call premium of (x) 4.00% on or prior to the first anniversary of the Callable Date, (y) 2.50% after the first anniversary but on or prior to the second anniversary of the Callable Date, and (z) 1.50% after the second anniversary but on or prior to the third anniversary of the Callable Date. During the fourth quarter of 2019, we prepaid principal amounts of $5 million of our First Lien Term Loan Facility. During the third quarter of 2022, we repaid $7 million on the First Lien Revolving Facility. During the fourth quarter of 2022, we prepaid principal amounts of $10 million of our Second Lien Term Loan Facility. During 2023, we repaid principal amounts of $41 million of our First Lien Credit Facilities. During the first and second quarter of 2023, we repaid the remaining principal amount of $15 million of our Second Lien Term Loan Facility. Accordingly, as of December 31, 2023, our Second Lien Term Loan Facility has been fully repaid and terminated.

Under our First Lien Term Facility agreement, our lower net debt leverage ratio at December 31, 2023 required us to pay our lenders a one-time $5.4 million deleveraging payment fee. This amount is included in interest expense in 2023 and accrued liabilities at December 31, 2023.

The New Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of December 31, 2023 and 2022, the company was in compliance with all of the covenants contained in the New Credit Facilities.

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

The following are scheduled principal repayments on long-term debt as of December 31, 2023 for each of the next five years (in thousands):

Year	Amount
2024	$-
2025	-
2026	159,639
2027	-
Thereafter	-
$159,639

Borrowing Capacity:

As of December 31, 2023, our available borrowing capacity under the First Lien Revolving Facility was $20 million. Utilization of the borrowing capacity was as follows (in thousands):

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

Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of OneSpaWorld common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless the holder purchases at least two units, the holder will not be able to receive or trade a whole warrant. The warrants will expire on March 19, 2024 and no longer exercisable or earlier upon redemption or liquidation.

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

Between March 13 and March 15, 2023, the Company entered into separate privately negotiated warrant exchange agreements (the “Exchange Agreements”) with certain holders of its Public Warrants and Sponsor Warrants (as defined below) to exchange for an aggregate number of the Company’s common shares. On April 26, 2023, the Company closed the exchange of the Public Warrants, and holders of Public Warrants exchanged 15,286,824 Public Warrants at an exchange ratio of 0.2047 Common Shares per Public Warrant for an aggregate of 3,129,200 Common Shares. The exchange ratio was determined pursuant to the Exchange Agreements and was based on the 30-day VWAP of Common Shares, ending on April 24, 2023. As a result of the closing of the above-described transactions, the Company exchanged an aggregate of approximately 95% of the outstanding Public Warrants

As of December 31, 2023 and 2022, 841,414 and 16,145,279, respectively, Public Warrants were issued and outstanding. We evaluated the Public Warrants under ASC Topic 815 and concluded that upon issuance of the Non-Voting Common Shares on June 12, 2020 they do not meet the criteria to be classified in stockholders’ equity. Accordingly, the Public Warrants are classified as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2023 and 2022 (See “Note 2”).

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

The 2019 PIPE Warrants (including the OneSpaWorld common stock issuable upon exercise of the 2019 PIPE Warrants) will not be transferable, assignable or saleable until 30 days after the Business Combination and they will not be redeemable so long as they are held by the Investors or their permitted transferees. Otherwise, the 2019 PIPE Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the 2019 PIPE Warrants are held by holders other than the Sponsor or its permitted transferees, the 2019 PIPE Warrants will be redeemable by the Company and exercisable by the holders on the same basis the Public Warrants. If holders of the 2019 PIPE Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of OneSpaWorld common stock equal to the quotient obtained by dividing (x) the product of the number of shares of OneSpaWorld common stock underlying the 2019 PIPE Warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The warrants will expire and no longer exercisable on March 19, 2024.

Between March 13 and March 15, 2023, the Company entered into separate privately negotiated Exchange Agreements with certain holders of its Sponsor Warrants to exchange for the Company’s common shares: (i) 3,055,906 Sponsor Warrants from certain affiliates and (ii) 928,003 Sponsor Warrants from certain non-affiliates. On April 25, 2023, the Company closed the exchange of the Sponsor Warrants. Certain directors and affiliates of the Company exchanged 3,055,906 Sponsor Warrants at a fixed exchange ratio of 0.175 Common Shares per Sponsor Warrant for an aggregate of 534,780 Common Shares, and non-affiliated holders of Sponsor Warrants exchanged 928,003 Sponsor Warrants at an exchange ratio of 0.2047 Common Shares per Sponsor Warrant for an aggregate of 189,958 Common Shares. The exchange ratio was determined pursuant to the Exchange Agreements and was based on the 30-day volume-weighted average price ("VWAP") of Common Shares, ending on April 24, 2023. The Company exchanged an aggregate of approximately 50% of the outstanding Sponsor Warrants.

Immediately prior to the exchanges, the Public and Sponsor Warrants exchanged were remeasured to fair value, resulting on a loss of $15.5 million in "Change in fair value of warrant liabilities" on the consolidated statement of operations for the year ended December 31, 2023 and a warrant liability of $45.3 million, which was then reclassified to additional paid in capital in the consolidated balance sheet as of December 31, 2023.

As of December 31, 2023 and 2022, 3,823,847 and 8,000,000, respectively, Sponsor Warrants were issued and outstanding. We evaluated the Sponsor Warrants, including the 2019 PIPE Warrants under ASC Topic 815, and concluded that upon issuance on March 19, 2019 they do not meet the criteria to be classified in shareholders’ equity. Accordingly, the Sponsor Warrants are classified as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2023 and 2022 (See “Note 2”).

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

On May 16, 2023, certain holders of the 2020 PIPE warrants elected to exercise 4,104,999 warrants on a cashless basis pursuant to the agreement governing the warrants at an exchange ratio of 0.53, in exchange for which the Company issued 2,122,951 of non-voting common shares and 53,008 of voting common shares, respectively. Immediately prior to the exercise, the 2020 PIPE Warrants exercised were remeasured to fair value, resulting on a gain of $3.8 million in "Change in fair value of warrant liabilities" on the consolidated statement of operations for the year ended December 31, 2023 and a warrant liability of $23.9 million, which was then reclassified to additional paid in capital in the consolidated balance sheet as of December 31, 2023. In July 2023, certain holder of the 2020 PIPE warrants elected to exercise 63,334 warrants on a cashless basis pursuant to the agreement governing the warrants at an exchange ratio of 0.49, in exchange for which the Company issued 31,319 of voting common shares.

As of December 31, 2023 and December 31, 2022, 828,334 and 5,000,000 2020 PIPE Warrants were issued and outstanding. We evaluated the 2020 PIPE Warrant Warrants under ASC Topic 815 and concluded that they do not meet the criteria to be classified in shareholders’ equity. Accordingly, the 2020 PIPE Warrants are classified as a liability at fair value upon issuance on June 12, 2020 and subsequently (See “Note 2”).

9. Equity

Common Shares

The Company is authorized to issue 250,000,000 common shares with a par value of $0.0001 per share. Pursuant to the Investment Agreement discussed below, we have amended our Articles of Incorporation (the “Articles”) and created a new class of Non-Voting Common Shares, par value $0.0001 per share. Of the authorized shares 225,000,000 are “Voting Common Shares” and 25,000,000 are “Non-Voting Common Shares.” The Non-Voting Common Shares are of equal rank to the Voting Common Shares, in terms of dividends, liquidation, preferences and all other rights and features, with the following exceptions: (i) the Non-Voting Common Shares have no voting rights, except as may be required by law; (ii) Steiner Leisure Limited (“Steiner Leisure”) may vote its Non-Voting Common Shares in favor of its director designees; and (iii) the Non-Voting Common Shares will automatically be converted to Voting Common Shares upon the occurrence of certain events set forth in the Articles. Holders of the Company’s voting common stock are entitled to one vote for each share. At December 31, 2023, there were 99,734,672 voting shares and zero non-voting shares of OneSpaWorld common stock issued and outstanding. At December 31, 2022, there were 79,544,055 voting shares and 13,421,914 non-voting shares of OneSpaWorld common stock issued and outstanding.

Conversion of Non-Voting Common Shares to Voting Common Shares

Automatic Conversion

Each Non-Voting Common Share will automatically convert into one Voting Common Share, upon the occurrence of a Qualified Transfer of such Non-Voting Common Share or with the prior consent of our Board. A “Qualified Transfer” means a transfer (x) to a third party that is not (1) an affiliate of such holder nor (2) a person whose ownership thereof would result in such shares being treated as constructively owned by such holder under Section 958(b) of the U.S. Tax Code, applicable Treasury Regulations and other official guidance (a Person described in this clause (x), an “Unrelated Person”), and (y) that is not otherwise prohibited under the Articles. During the year ended December 31, 2021, 3.8 million Non-Voting Common Shares were converted into Voting Common Shares as a result of a Qualified Transfer.

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

Governance Agreement

In connection with a private placement transaction that occurred on June 12, 2020 (the "2020 Private Placement"), the Company, Steiner Leisure and, solely for the purpose of Section 18 thereof, Haymaker, entered into a Governance Agreement (the “Governance Agreement”), pursuant to which, Steiner Leisure and certain of its affiliates were granted certain consent, director designation, and other rights with respect to the Company. The Governance Agreement superseded the Director Designation Agreement, dated as of November 1, 2018, by and among the Company, Steiner Leisure and Haymaker. Under the terms of the Governance Agreement, among other things, Steiner Leisure has the right to designate and appoint two directors so long as Steiner Leisure and its affiliates own at least 15% of the issued and outstanding common shares and one director so long as Steiner Leisure and its affiliates own at least 5% of the issued and outstanding common shares. Although Steiner Leisure owns less than 5% of our outstanding shares of common stock as of the date of this annual report, two directors originally nominated by Steiner Leisure continue to serve on our Board. The continued service by these two directors has been approved by our Board.

Dividends Declared Per Common Share

In November 2019, the Company adopted a cash dividend program and declared an initial quarterly payment of $0.04 per common share. On March 24, 2020, the Company announced that it is deferring payment of its dividend declared on February 26, 2020, for payment on May 29, 2020, to shareholders of record on April 10, 2020, until the Board reapproves its payment; and withdrawing its dividend program until further notice. As of December 31, 2023, and 2022, dividends payable amounted to approximately $2.4 million which is presented as other-long term liabilities and other current liabilities in the accompanying consolidated balance sheets.

At-The-Market Equity Offering

During the year ended December 31, 2021, we sold 2.6 million shares under our at-The-Market Equity Offering Sales Agreement (the “Agreement”) for net proceeds of $27.5 million, after offering-related expenses paid of $0.9 million. On August 1, 2022, the Company exercised its right to terminate the Agreement entered into on December 7, 2020 with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company had the right to offer and sell, from time to time, through the Sales Agent, its common shares, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million (the “ATM Program”). Prior to the termination of the Agreement, the Company sold a total of 3.9 million common shares through the ATM Program and shares representing approximately $10 million remained available for sale under the Agreement. No sales of common shares by the Company under the ATM Program have occurred subsequent to October 2021.

Repurchase Agreement

On November 30, 2023, the Company entered into a Shares Repurchase Agreement between the Company and Steiner Leisure Limited (the “Seller”), pursuant to which the Company purchased 789,046 common shares, par value $0.0001 per share, from the Seller at a purchase price of $11.46 per Common Share (the “Repurchase”). The Repurchase closed on December 4, 2023. We returned those shares to the status of authorized but unissued. We allocated the excess of the repurchase price over the par value of the shares acquired between additional paid-in capital and accumulated deficit.

10. Stock-Based Compensation

2019 Equity Incentive Plan and Stock-Based Compensation

The Company’s Board and shareholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) on March 18, 2019. The purpose of the 2019 Plan is to make available incentives that will assist the Company to attract, retain, and motivate employees, including officers, consultants and directors. The Company may provide these incentives through the grant of share options, share appreciation rights, restricted shares, restricted share units, performance shares and units and other cash-based or share-based awards. The Equity Plan provides participants an option to defer compensation on a tax-deferred basis. Awards may be granted under the 2019 Plan to OneSpaWorld employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. A total of 7,000,000 OneSpaWorld Shares have been authorized and reserved for issuance under the 2019 Plan.

Stock Based Compensation Cost

Stock based compensation cost, which is included as a component of salary, benefits and payroll taxes in the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 was $10.1 million, $12.9 million and $10.6 million, respectively. As of December 31, 2023, the Company had $12.9 million of total unrecognized compensation expense related to restricted stock units and performance stock units.

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

The following is a summary of RSUs activity for the years ended December 31, 2023, 2022 and 2021:

RSU Activity	Number of Awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands) (1)
Non-Vested share units as of December 31, 2020	1,831,115	$7.32
Granted	411,595	10.07
Vested	(697,640)	5.88
Forfeited	(47,025)	12.19
Non-Vested share units as of December 31, 2021	1,498,045	$8.76	$15,010
Granted	701,066	$9.20
Vested	(912,619)	8.36
Forfeited	(1,922)	10.26
Non-Vested share units as of December 31, 2022	1,284,570	$9.28	$11,985
Granted	396,556	$12.32
Vested	(946,500)	7.94
Forfeited	(33,780)	7.16
Non-Vested share units as of December 31, 2023	700,846	$12.91	$9,882

(1)
The aggregate intrinsic value is calculated based on the fair value of $14.10, $9.33 and $10.02 per share of the Company’s common stock on December 31, 2023, 2022 and 2022, respectively, due to the fact that the performance stock units carry a $0 exercise price.

The total fair value of RSUs that vested in 2023, 2022 and 2021, based on the market price of the underlying shares on that day of vesting, was $11.1 million, $8.6 million and $6.6 million, respectively.

As of December 31, 2023, the Company had $7.3 million of total unrecognized compensation expense related to restricted stock award grants, which will be recognized over the weighted-average period of approximately 1.8 years.

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

Performance Condition-Based Awards

PSUs are converted into shares of common stock upon vesting on a one-for-one basis. The Company estimates the fair value of each performance share when the grant is authorized, and the related service period has commenced. The Company recognizes compensation cost over the vesting period based on the probability of the performance conditions being achieved. If the specified service and performance conditions are not met, compensation expense is not recognized, and any previously recognized compensation expense will be reversed. As of December 31, 2023, we determined that the performance measures for the outstanding PSUs were probable.

Market Condition-Based Awards

The Company estimates the fair value of each PSUs when the grant is authorized, and the related service period has commenced. Expense for these PSUs is recorded over the derived service period.

PSUs Activity

The following is a summary of PSUs activity for the years ended December 31, 2023, 2022 and 2021:

PSUs Activity	Number of Market Based-Awards	Weighted-Average Grant Date Fair Value	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value
Non-Vested share units as of December 31, 2020	981,416	$4.83	129,920	$15.67
Granted	-	-	698,289	9.94
Vested	(543,167)	4.65	(4,955)	15.67
Forfeited	-	-	(36,283)	15.11
Non-Vested share units as of December 31, 2021	438,249	$5.04	786,971	$10.63
Granted	-	-	312,137	10.30
Vested	-	-	(305,078)	10.68
Forfeited	-	-	(1,922)	10.63
Non-Vested share units as of December 31, 2022	438,249	$5.04	792,108	$10.48
Granted	-		367,643	12.00
Vested	(438,249)	5.36	(426,225)	10.57
Forfeited	-	-	(1,637)	10.25
Non-Vested share units as of December 31, 2023	-	$-	731,889	$11.19

The total fair value of PSUs that vested in 2023, 2022 and 2021 was $11.4 million, $3.0 million and $5.4 million, respectively, based on the market price of the underlying shares on that day of vesting. As of December 31, 2023, there was total unrecognized compensation cost related to non-vested performance-based PSUs of $5.6 million. The costs are expected to be recognized over the weighted-average period of approximately 1.9 years. As of December 31, 2023, there was no unrecognized compensation cost related to non-vested market-based PSUs. The aggregate intrinsic value of PSUs was $10.3 million and $11.5 million as of December 31, 2023 and December 31, 2022, respectively. The aggregate intrinsic value of PSUs is based on the number of nonvested PSUs and the market value of the Company’s common stock as of December 31, 2023 and 2022, respectively.

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

There were no outstanding stock options as of December 31, 2023 and 2022. As of December 31, 2023, there was no unrecognized compensation cost related to the share options granted or exercised under the plan. No share options were granted during the years ended December 31, 2023, 2022 and 2021. No share options were exercisable as of December 31, 2023 and 2022.

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's consolidated balance sheets and was not material as of December 31, 2023 and December 31, 2022.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of December 31, 2023 and 2022.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net in the consolidated balance sheets. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of December 31, 2023, 2022 and 2021, our receivables from contracts with customers were $40.8 million, $33.6 million and $19.5 million, respectively and the increase as of December 31, 2022 when compared to December 31, 2021 reflects the impact of increased revenues due to our ongoing resumption of our spa operations.

Costs incurred to enter into new or to renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $2.6 million and $3.2 million as of December 31, 2023 and 2022, respectively, and is presented within other non-current assets in the accompanying consolidated balance sheets. Amortization of the deferred contract cost was $1.0 million, $1.1 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of deferred costs are included in cost of services in the accompanying consolidated statements of operations. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

Year Ended December 31,
	2023	2022	2021
Service Revenues:
Maritime	$610,744	$412,593	$89,024
Destination resorts	37,347	33,925	26,921
Total service revenues	648,091	446,518	115,945
Product Revenues:
Maritime	140,718	94,530	23,698
Destination resorts	2,815	2,879	2,162
Timetospa.com	2,421	2,332	2,226
Total product revenues	145,954	99,741	28,086

Total revenues	$794,045	$546,259	$144,031

12. Income Taxes

(Loss) income before income tax (benefit) expense consists of (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$5,012	$(2,053)	$(2,506)
Foreign	(9,512)	55,836	(65,587)
	$(4,500)	$53,783	$(68,093)

The income tax (benefit) expense consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. Federal	$1,071	$192	$126
U.S. State	369	147	32
Foreign	(2,966)	285	271
	(1,526)	624	429
Current	566	805	340
Deferred	(2,092)	(181)	89
	$(1,526)	$624	$429

A reconciliation of the difference between the expected income tax (benefit) expense using the U.S. federal tax rate and our actual provision is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

Provision using statutory U.S. federal tax rate	$(945)	$11,295	$(14,298)
Foreign rate differential	(5,709)	(12,123)	12,918
Prior period true up adjustment current taxes payable	761	4,630	(22)
Prior period true up adjustment of deferred taxes	2,129	-	-
State taxes	460	133	26
Change in valuation allowance	(3,971)	(5,266)	192
Permanent differences	10,280	2,305	1,679
Reversal of contingency	(3,440)	-	-
Section 250 deduction	(1,330)	-	-
Other	239	(350)	(66)
Total	$(1,526)	$624	$429

The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate for 2023, 2022 and 2021, and the Company’s actual provision is primarily attributable to the change in valuation allowance, foreign rate differential including income earned in jurisdictions not subject to income taxes, permanent differences, prior period true up adjustments and reversal of a contingency reserve.

A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	2023	2022	2021
Beginning balance	$1,663	$1,663	$1,663
Gross (decreases) increases—prior period tax position	(1,663)	-	-
Ending balance	$—	$1,663	$1,663

As of December 31, 2023 and 2022, the Company accrued zero and $3.9 million, respectively, for uncertain tax positions, including interest and penalties that, if recognized, would affect the effective income tax rate. In the third quarter of 2023, the Company filed and application of tax amnesty with the revenue authority. The amnesty application was accepted and the contingency reversed.

The Company classifies interest and penalties on uncertain tax positions as a component of provision for income taxes in the consolidated statements of operations. Accrued interest and penalties related to uncertain tax positions as of December 31, 2023 and 2022, amounted to zero and $2.3 million respectively, and are included in income tax contingency in the accompanying consolidated balance sheets.

Deferred income taxes consist of the following (in thousands):

	As of December 31,
	2023	2022
Deferred income tax assets:
Stock options	$412	$2,008
Inventory reserves	42	27
Depreciation and amortization	3,639	2,501
Other reserves and accruals	271	125
Gift certificates	588	229
Net operating losses	1,031	1,151
Lease liability	1,635	3,736
Total deferred income tax assets	7,618	9,777
Less valuation allowance	(1,065)	(5,034)
Deferred income tax asset, net	$6,553	$4,743
Deferred income tax liabilities:
Right of use assets	(1,514)	(3,630)
Trade name	(655)	-
Other	(2,044)	(886)
Total deferred income tax liability	$(4,213)	$(4,516)
Net deferred income tax asset	$2,340	$227

The valuation allowance decreased by $4.0 million in 2023 primarily stemming primarily from the release of the valuation allowance in the United States.

Following is the activity of the valuation allowance (in thousands):

	2023	2022
Beginning balance	$5,034	$11,809
Additions	-	-
Deductions	(3,969)	(6,775)
Ending balance	$1,065	$5,034

As of December 31, 2023, we had $4.0 million of foreign tax operating loss carryforwards expiring as follows (in millions):

Expires
2024	0.4
2025	0.9
2026	0.3
2027	0.1
2028	0.1
2029	0.2
2030	0.5
2031	0.3
2032	0.2
Indefinite	1.0
Total	$4.0

The Company is subject to routine audits by U.S. federal, state, local and foreign tax authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. The tax years 2018-2022 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as the U.S. and Italy.

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

Pursuant to agreements that provide for minimum commissions, the Company guaranteed total minimum payments to cruise line (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us). Following are the minimum payments guarantee amounts to be paid in the year indicated based on the agreements in effect as of December 31, 2023 (in thousands):

Year	Amount
2024	$143,489

The total minimum payment guarantee amounts referenced in the above calculation does not take into account canceled cruise voyages. Such canceled voyages would not be subject to guaranteed minimum payments to the cruise line.

Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of the Company’s total revenues in 2023, 2022 and 2021, respectively: Carnival (including Carnival, Carnival Australia, Costa, Holland America, P&O, Princess and Seabourn cruise lines): 41.1%, 41.0% and 36.7%; Royal Caribbean (including Royal Caribbean, Pullmantur, Celebrity, Azamara and Silversea cruise lines): 27.9%, 28.0% and 22.8%; and Norwegian Cruise Line (including Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises) 16.4%, 15.6.% and 11.4%.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020 and is included in “Accrued expenses” on the Company's consolidated balance sheets as of December 31, 2023 and 2022. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

14. Changes in Accumulated Other Comprehensive (Loss) Income by Component

The following table presents the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2023			Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2022			Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2021
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Loss
Accumulated other comprehensive (loss) income , beginning of the period	$(1,229)	$5,026	$3,797	$(673)	$(1,324)	$(1,997)	$(560)	$(4,915)	$(5,475)
Other comprehensive income (loss) before reclassifications	312	834	1,146	(556)	6,536	5,980	(113)	1,684	1,571
Amounts reclassified from accumulated other comprehensive income (loss)	-	(3,488)	(3,488)	-	(186)	(186)	-	1,907	1,907
Net current period other comprehensive income (loss)	312	(2,654)	(2,342)	(556)	6,350	5,794	(113)	3,591	3,478
Ending balance	$(917)	$2,372	$1,455	$(1,229)	$5,026	$3,797	$(673)	$(1,324)	$(1,997)

(1) See Note 15.

15. Fair Value Measurements and Derivatives

Fair Value Measurements

Cash and cash equivalents at December 31, 2023 and December 31, 2022 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at December 31, 2023 and December 31, 2022 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of December 31, 2023, and 2022 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy.

The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$27,704	$27,704	$32,064	$32,064
Restricted cash	1,198	1,198	1,198	1,198
Total Cash	$28,902	$28,902	$33,262	$33,262
First lien term loan facility	$159,639	$162,560	$200,681	$192,770
Second lien term loan facility	-	-	15,000	14,500
Total debt	$159,639	$162,560	$215,681	$207,270

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2023				Fair Value Measurements at December 31, 2022
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$2,372	$-	$2,372	$-	$3,117	$-	$3,117	$-
Derivative financial instruments (1)	Other non-current assets	-	-	-	-	1,909	-	1,909	-
Total Assets		$2,372	$-	$2,372	$-	$5,026	$-	$5,026	$-
Liabilities:
Warrant liabilities	Warrant liabilities	20,400	-	20,400	-	52,900	-	52,900	-
Total Liabilities		$20,400	$-	$20,400	$-	$52,900	$-	$52,900	$-

(1) Consists of an interest rate swap.

Warrants

Public and 2020 PIPE Warrants

The fair value of the Public and PIPE Warrants is considered a Level 2 valuation and is determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	December 31, 2023		December 31, 2022
	Public Warrants	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants
Stock price	$14.10	$14.10	$9.33	$9.33
Strike price	$11.50	$5.75	$11.50	$5.75
Remaining life (in years)	0.22	1.45	1.22	2.45
Volatility	34%	38%	44%	44%
Interest rate	5.36%	4.49%	4.61%	4.28%
Redemption price	$18.00	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Scholes model. The significant assumptions which the Company used in the model are:

	December 31, 2023	December 31, 2022
Stock price	$14.10	$9.33
Strike price	$11.50	$11.50
Remaining life (in years)	0.22	1.22
Volatility	38%	44%
Interest rate	5.36%	4.61%
Dividend yield	0.0%	0.0%

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of December 31, 2023 and 2022, the notional amount is $95.4 million and $101.0 million, respectively. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive (loss) income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $2.4 million of income from accumulated other comprehensive (loss) income into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the consolidated financial statements was as follows (in thousands):

Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative			Location of Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Year Ended December 31,				Year Ended December 31,
	2023	2022	2021		2023	2022	2021

Interest rate swap	$834	$6,536	$1,684	Interest expense	$(3,488)	$(186)	$1,907
Total	$834	$6,536	$1,684		$(3,488)	$(186)	$1,907

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Nonrecurring Fair Value Measurements

During the year ended December 31, 2023, the forecasted operating results of two destination resort health and wellness centers caused us to evaluate the carrying value of the affected destination resort health and wellness centers for impairment. One of the forecasted operating results, pertain to the expected closure in 2024 of a resort health and wellness center due to the expected demolition of the hotel where the health and wellness center is located. We estimated the fair value of the related assets using discounted cash flow analyses and Level 3 valuation inputs including growth rates, a royalty rate and discount rates that reflected the risk profile of the underlying cash flows where the assets are located. Estimations of the growth rates approximated zero or negative percent and the discount rates ranged from 12.5 percent to 13.5 percent. As a result of these non-recurring fair value measurements, we recognized a long-lived asset impairment loss of $2.1 million during the year ended December 31, 2023 which is reported in the long-lived assets impairment line item of the accompanying consolidated statement of operations. See “Note 3” – “Property and Equipment, and “Note 4” – “Intangible Assets” for further detail.

16. Profit Sharing Plans

Eligible employees participate in the Company’s profit sharing retirement plan and a profit sharing plan of the Parent, which are qualified under Section 401(k) of the Internal Revenue Code. With respect to the Parent’s profit sharing retirement plan, the Company’s Parent makes discretionary annual matching contributions in cash based on a percentage of eligible employee compensation deferrals. The contribution to the plans, included in salary, benefits and payroll taxes in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 was $0.4 million, $0.4 million and $0.3 million, respectively.

17. Segment and Geographic Information

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Year ended,
	2023	2022	2021
Revenues:
U.S.	$19,968	$19,903	$18,827
Not connected to a country	750,736	506,405	111,346
Other	23,341	19,951	13,858
Total	$794,045	$546,259	$144,031

	As of December 31,
	2023	2022
Property and equipment, net:
U.S.	$4,536	$5,363
Not connected to a country	8,448	7,426
Other	2,022	1,728
Total	$15,006	$14,517