Form 10-Q
period 2024-03-31
ONESPAWORLD HOLDINGS Ltd
filed 2024-05-03
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission File Number: 001-38843

OneSpaWorld Holdings Limited

(Exact name of Registrant as Specified in its Charter)

Commonwealth of The Bahamas	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harry B. Sands, Lobosky Management Co. Ltd. Office Number 2 Pineapple Business Park Airport Industrial Park P.O. Box N-624 Nassau, Island of New Providence, Commonwealth of The Bahamas	Not Applicable
(Address of principal executive offices)	(Zip Code)

(242) 322-2670

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value (U.S.) $0.0001 per share	OSW	The Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2024, the registrant had 104,713,619 voting shares of common stock issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,390	$27,704
Restricted cash	1,198	1,198
Accounts receivable, net	43,517	40,784
Inventories, net	44,711	47,504
Prepaid expenses	3,083	3,172
Other current assets	5,671	6,360
Total current assets	163,570	126,722
Property and equipment, net	15,175	15,006
Operating lease right-of-use assets, net	15,667	12,132
Intangible assets, net	542,824	546,968
OTHER ASSETS:
Deferred tax asset	2,340	2,340
Other non-current assets	24,030	2,972
Total other assets	26,370	5,312
Total assets	$763,606	$706,140
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$38,744	$31,705
Accrued expenses	46,081	45,991
Current portion of operating leases	2,439	2,264
Other current liabilities	1,230	899
Total current liabilities	88,494	80,859
Warrant liabilities	163	20,400
Other long-term liabilities	7,333	2,449
Long-term operating leases	13,527	10,156
Long-term debt, net	138,553	158,207
Total liabilities	248,070	272,071
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 104,713,619 issued and outstanding at March 31, 2024 and 99,734,672 shares issued and outstanding at December 31, 2023	10	10
Additional paid-in capital	841,113	777,062
Accumulated deficit	(326,324)	(344,458)
Accumulated other comprehensive income	737	1,455
Total shareholders' equity	515,536	434,069
Total liabilities and shareholders' equity	$763,606	$706,140

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Service revenues	$172,209	$150,121
Product revenues	39,017	32,334
Total revenues	211,226	182,455
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	144,025	126,328
Cost of products	33,530	28,265
Administrative	4,057	3,570
Salaries, benefits and payroll taxes	8,493	8,921
Amortization of intangible assets	4,144	4,206
Total cost of revenues and operating expenses	194,249	171,290
Income from operations	16,977	11,165
OTHER INCOME (EXPENSE)
Interest expense, net	(2,955)	(4,610)
Change in fair value of warrant liabilities	7,723	(21,900)
Total other income (expense)	4,768	(26,510)
Income (loss) before income tax expense	21,745	(15,345)
INCOME TAX EXPENSE	579	559
NET INCOME (LOSS)	$21,166	$(15,904)
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE
Basic and diluted	$0.21	$(0.17)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	101,467	93,418
Diluted	102,933	93,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net Income (loss)	$21,166	$(15,904)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(38)	188
Cash flows hedges:
Net unrealized gain (loss) on derivative	267	(232)
Amount realized and reclassified into earnings	(947)	(739)
Total other comprehensive loss, net of tax	(718)	(783)
Total comprehensive income (loss)	$20,448	$(16,687)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

			Three Months Ended March 31, 2024
	Issued Common Voting Shares	Issued Common Non- Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2023	99,735	$—	$10	$777,062	$1,455	$(344,458)	$434,069
Net income	—	—	—	—	—	21,166	21,166
Stock-based compensation	—	—	—	2,094	—	—	2,094
Foreign currency translation adjustment	—	—	—	—	(38)	—	(38)
Repurchase and retirement of common shares	(606)	—	—	(4,704)	—	(3,032)	(7,736)
Unrecognized loss on derivatives	—	—	—	—	(680)	—	(680)
Accrued dividends cancelled on common stock	—	—	—	2,449	—	—	2,449
Exercise of Sponsor and Public Warrants (1)	4,503	—	—	57,628	—	—	57,628
Cashless exercise of 2020 PIPE Warrants (2)	484	—	—	6,584	—	—	6,584
Common shares issued under equity incentive plan	598	—	—	—	—	—	—
BALANCE, March 31, 2024	104,714	$—	$10	$841,113	$737	$(326,324)	$515,536

(1) The exercise of Sponsor and Public Warrants includes $51.7 million of cash received and a reduction of warrants liability related to the exercise of the Sponsor and Public Warrants. See Note 5 – “Warrants Liability and Equity” for further details.

(2) As a result of the 2020 PIPE Warrants exercised on a cashless basis, the warrant liability of $6.6 million was reclassified to additional paid-in capital. See Note 5 – “Warrants Liability and Equity” for further details.

			Three Months Ended March 31, 2023
	Issued Common Voting Shares	Issued Common Non- Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2022	79,544	$13,422	$9	$700,612	$3,797	$(338,609)	$365,809
Net loss	—	—	—	—	—	(15,904)	(15,904)
Stock-based compensation	—	—	—	2,591	—	—	2,591
Foreign currency translation adjustment	—	—	—	—	188	—	188
Unrecognized loss on derivatives	—	—	—	—	(971)	—	(971)
Proceeds from exercise of warrants	20	—	—	215	—	—	215
Common shares issued under equity incentive plan	222	—	—	—	—	—	—
BALANCE, March 31, 2023	79,786	$13,422	$9	$703,418	$3,014	$(354,513)	$351,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,166	$(15,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,209	5,509
Amortization of deferred financing costs	346	324
Change in fair value of warrant liabilities	(7,723)	21,900
Stock-based compensation	2,094	2,591
Provision for doubtful accounts	4	5
Noncash lease expense	11	51
Deferred income taxes	—	227
Changes in:
Accounts receivable, net	(2,737)	(8,207)
Inventories, net	2,793	(11,245)
Prepaid expenses	89	680
Other current assets	9	(179)
Other noncurrent assets	(22,100)	(139)
Accounts payable	7,039	14,510
Accrued expenses	90	(8,208)
Other current liabilities	331	250
Income tax contingency	—	27
Other long-term liabilities	7,333	—
Net cash provided by operating activities	14,954	2,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,206)	(1,319)
Net cash used in investing activities	(1,206)	(1,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	51,698	215
Repurchase of common shares	(7,736)	—
Repayment on term loan facilities	(20,000)	(10,521)
Net cash provided by (used in) financing activities	23,962	(10,306)
Effect of exchange rate changes on cash	(24)	168
Net increase (decrease) in cash and cash equivalents and restricted cash	37,686	(9,265)
Cash and cash equivalents and restricted cash, Beginning of period	28,902	33,262
Cash and cash equivalents and restricted cash, End of period	$66,588	$23,997

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$21	$41
Interest	$3,727	$5,123
Non-cash transactions:
Cashless exercise of 2020 PIPE Warrants	$6,584	$—
Accrued dividends cancelled on common stock	$2,449	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted or condensed pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows of our interim periods are not necessarily indicative of the results of operations or cash flows that may be expected for the entire fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Actual results could differ from those estimates. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated balance sheet and statement of operations, comprehensive income (loss), changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of March 31, 2024 and 2023 to the total amount presented in our condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Balance as of March 31,
	2024	2023
Cash and cash equivalents	$65,390	$22,799
Restricted cash	1,198	1,198
Total cash and restricted cash in the condensed consolidated statement of cash flows	$66,588	$23,997

Inventories

Inventories, consisting principally of beauty, health and wellness products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No inventory impairment charge was recorded for the three months ended March 31, 2024 and 2023.

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

During the first quarter of 2024, the Company had one class of common stock, Voting. During the first quarter of 2023, the Company had two classes of common stock, Voting and Non-Voting. Shares of Non-Voting common stock are in all respects identical to and treated equally with shares of Voting common stock except for the absence of voting rights. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of Voting and Non-Voting common shares outstanding for the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of diluted Voting and Non-voting common shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase Voting and Non-Voting common shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive. The Company has not presented income (loss) per share under the two-class method, because the income (loss) per share are the same for both Voting and Non-Voting common stock since they are entitled to the same liquidation and dividend rights.

The following table provides details underlying OneSpaWorld’s income (loss) per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023 (a)
Numerator:
Net income (loss)	$21,166	$(15,904)
Denominator:
Weighted average shares outstanding – Basic	101,467	93,418
Dilutive effect of warrants	864	—
Dilutive effect of stock-based awards	602	—
Weighted average shares outstanding – Diluted	102,933	93,418
Net income (loss) per voting and non-voting share:
Basic and diluted	$0.21	$(0.17)

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

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share (in thousands):

	Three Months Ended March 31,
	2024	2023
Sponsor warrants	—	8,000
Public warrants	—	16,128
2020 PIPE warrants	—	4,997
Restricted stock units	—	1,181
Performance stock units	292	1,127
	292	31,433

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

3. INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of March 31, 2024 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(78,062)	$526,638	39
Destination resort agreements	17,900	(7,214)	10,686	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(86,976)	$542,824

The following is a summary of the Company’s intangible assets as of December 31, 2023 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(74,186)	$530,514	39
Destination resort agreements	17,900	(6,946)	10,954	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(82,832)	$546,968

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2024 and 2023 was $4.1 million and $4.2 million, respectively. Amortization expense is estimated to be $16.6 million in each of the next five years beginning in 2024.

4. LONG-TERM DEBT, NET

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	March 31, 2024	December 31, 2023	Maturities Through	March 31, 2024	December 31, 2023
First lien term loan facility	9.2%	9.2%	2026	$139,639	$159,639
Less: unamortized debt issuance cost				(1,086)	(1,432)
Long-term debt, net				$138,553	$158,207

During the first quarter of 2024, we repaid $20 million on the First Lien Credit Facilities. As of March 31, 2024, there are no minimum principal repayments on the First Lien Credit Facilities until 2026 when the remaining principal balance of $139.6 million becomes due.

On March 19, 2024, the First Lien Revolving Facility expired in accordance with its terms and was not renewed. As of March 31, 2024, we had no outstanding borrowings under the First Lien Revolving Facility.

The First Lien Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all of the covenants contained in the First Lien Credit Facilities. If we do not comply with these covenants, we would have to seek amendments to these covenants from our lenders or evaluate the options to cure the defaults contained in the credit agreements. However, no assurances can be made that such amendments would be approved by our lenders. If an event of default occurs, the lenders under the First Lien Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the First Lien Credit Facilities and all actions permitted to be taken by a secured creditor, subject to customary intercreditor provisions among the first lien secured parties, which would have a material adverse impact to our operations and liquidity.

The following are scheduled principal repayments on long-term debt as of March 31, 2024 for each of the next five years (in thousands):

Year	Amount
2024	$-
2025	-
2026	139,639
2027	-
2028	-
Total	$139,639

5. WARRANT LIABILITIES AND EQUITY

Sponsor and Public Warrants

As of December 31, 2023, 3,823,847 and 841,414, respectively, Sponsor and Public Warrants were issued and outstanding. During the first quarter of 2024, certain holders of the Sponsor and Public Warrants elected to exercise 4,502,970 warrants for which the Company issued 4,502,970 of common shares. Net cash proceeds from the exercise of the warrants amounted to $51.7 million. Immediately prior to the exercises, the Sponsor and Public Warrants exercised were remeasured to fair value, resulting on a gain of $7.4 million in "Change in fair value of warrant liabilities" on the condensed consolidated statement of operations for the quarter ended March 31, 2024 and a warrant liability of $5.9 million, which was then reclassified to additional paid-in capital on the condensed consolidated balance sheet as of March 31, 2024. The Sponsor and Public Warrants expired on March 19, 2024 and there were no amounts outstanding as of March 31, 2024.

2020 PIPE Warrants

As of March 31, 2024 and December 31, 2023, 21,667 and 828,334, respectively, 2020 PIPE Warrants were issued and outstanding. During the first quarter of 2024, certain holders of the 2020 PIPE Warrants elected to exercise 806,667 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 484,040 of common shares. Immediately prior to the exchanges, the 2020 PIPE Warrants exercised were remeasured to fair value, resulting on a gain of $0.3 million in "Change in fair value of warrant liabilities" on the condensed consolidated statement of operations for the quarter ended March 31, 2024 and a warrant liability of $6.6 million, which was then reclassified to additional paid-in capital on the condensed consolidated balance sheet as of March 31, 2024.

Repurchase Agreement

On March 13, 2024, the Company entered into a Shares Repurchase Agreement between the Company and Steiner Leisure Limited (the “Seller”), pursuant to which the Company purchased 606,386 common shares, par value $0.0001 per share, from the Seller at a purchase price of $12.76 per Common Share (the “Repurchase”). The Repurchase resulted in the sale of all remaining common shares of the Company held by the seller, who ceased to be a shareholder of the Company after the closing of the Repurchase. The Repurchase closed on March 20, 2024. Upon the consummation of the Repurchase, such shares reverted to authorized but unissued shares of the Company. We allocated the excess of the repurchase price over the par value of the shares acquired between additional paid-in capital and accumulated deficit.

Dividends Cancelled

In November 2019, the Company adopted a cash dividend program and declared an initial quarterly payment of $0.04 per common share. On March 24, 2020, the Company announced that it was deferring payment of its dividend declared on February 26, 2020 (the "2020 Dividend"), for payment on May 29, 2020, to shareholders of record on April 10, 2020, until the Board reapproves its payment. The Company also announced it was withdrawing its dividend program until further notice. As of December 31, 2023, dividends payable amounted to approximately $2.4 million which was presented as other-long term liabilities and other current liabilities in the accompanying condensed consolidated balance sheets. During the first quarter of 2024, the Board decided that although the Company now has the liquidity to enable it to pay the 2020 Dividend, such payment can no longer be made to the shareholders of record as of the original record date for the 2020 Dividend and it is therefore in the Company’s best interest to cancel the 2020 Dividend. As a result, we reversed the dividend payable of $2.4 million against additional paid-in capital during the first quarter of 2024.

6. STOCK-BASED COMPENSATION

The share-based compensation expense for the three months ended March 31, 2024 and 2023 was $2.1 million and $2.6 million, respectively, which is included as a component of salaries, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The following is a summary of PSUs activity for the three months ended March 31, 2024:

PSUs activity	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value
Non-vested share units as of December 31, 2023	731,889	$11.19
Granted	146,618	10.30
Vested	(153,662)	10.30
Non-vested share units as of March 31, 2024	724,845	$11.20

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's consolidated balance sheets and was not material as of March 31, 2024 and December 31, 2023.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of March 31, 2024 and December 31, 2023.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of March 31, 2024, and December 31, 2023, our receivables from contracts with customers were $43.5 million and $40.8 million, respectively.

Costs incurred to enter into new or to renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $23.7 million and $2.6 million as of March 31, 2024 and December 31, 2023, respectively, and is presented within other non-current assets in the accompanying condensed consolidated balance sheets.The increase in other non-current assets and other long-term liabilities as of March 31, 2024 was primarily due to fees accrued as a result of a new contract entered into during the first quarter of 2024. Amortization of the deferred contract cost was $1.0 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of deferred costs are included in cost of services in the accompanying condensed consolidated statements of operations. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Three Months Ended March 31,
	2024	2023
Service revenues:
Maritime	$161,713	$140,333
Destination resorts	10,496	9,788
Total service revenues	172,209	150,121
Product revenues:
Maritime	37,730	31,021
Destination resorts	711	723
Timetospa.com	576	590
Total product revenues	39,017	32,334

Total revenues	$211,226	$182,455

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
U.S.	$5,083	$5,078
Other countries	6,876	6,216
Not connected to a country	199,267	171,161
Total	$211,226	$182,455

	As of
	March 31, 2024	December 31, 2023
Property and equipment, net:
U.S.	$5,012	$4,536
Other countries	1,909	2,022
Not connected to a country	8,254	8,448
Total	$15,175	$15,006

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income by component (in thousands):

	Accumulated Other Comprehensive Income for the Three Months Ended March 31, 2024			Accumulated Other Comprehensive Income for the Three Months Ended March 31, 2023
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income
Accumulated other comprehensive income, beginning of period	$(917)	$2,372	$1,455	$(1,229)	$5,026	$3,797
Other comprehensive (loss) income before reclassifications	(38)	267	229	188	(232)	(44)
Amounts reclassified from accumulated other comprehensive income	-	(947)	(947)	-	(739)	(739)
Net current period other comprehensive (loss) income	(38)	(680)	(718)	188	(971)	(783)
Accumulated other comprehensive income, end of period	$(955)	$1,692	$737	$(1,041)	$4,055	$3,014

(1) See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at March 31, 2024 and December 31, 2023 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at March 31, 2024 and December 31, 2023 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of March 31, 2024 and December 31, 2023 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$65,390	$65,390	$27,704	$27,704
Restricted cash	1,198	1,198	1,198	1,198
Total cash	$66,588	$66,588	$28,902	$28,902
First lien term loan facility (a)	$139,639	$145,110	$159,639	$162,560
(a)
The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2024				Fair Value Measurements at December 31, 2023
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$1,692	$-	$1,692	$-	$2,372	$-	$2,372	$-
Total assets		$1,692	$-	$1,692	$-	$2,372	$-	$2,372	$-
Liabilities:
Warrants	Warrant liabilities	163	-	163	-	20,400	-	20,400	-
Total liabilities		$163	$-	$163	$-	$20,400	$-	$20,400	$-

(1)
Consists of an interest rate swap.

Warrants

Public Warrants and 2020 PIPE Warrants

The fair value of the Public Warrants and 2020 PIPE Warrants are considered a Level 2 valuation and are determined using the Monte Carlo model. The Public Warrants expired on March 19, 2024, with warrants remaining unexercised as of the expiration date cancelled, and there were no amounts outstanding as of March 31, 2024 (See Note 5).The significant assumptions which the Company used in the model are presented in the table below.

	March 31, 2024	December 31, 2023
	2020 PIPE Warrants	Public Warrants	2020 PIPE Warrants

Stock price	$13.04	$14.10	$14.10
Strike price	$5.75	$11.50	$5.75
Remaining life (in years)	1.28	0.22	1.45
Volatility	37%	34%	38%
Interest rate	4.85%	5.36%	4.49%
Redemption price	$14.50	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Scholes model. The Sponsor Warrants expired on March 19, 2024 and there were no amounts outstanding as of March 31, 2024 (See Note 5). The significant assumptions which the Company used in the model are presented in the table below.

December 31, 2023
Sponsor Warrants
Stock price	$14.10
Strike price	$11.50
Remaining life (in years)	0.22
Volatility	38%
Interest rate	5.36%
Dividend yield	0.0%

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of March 31, 2024 and December 31, 2023, the notional amount was $95.4 million. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $1.7 million of income from accumulated other comprehensive income (loss) into interest expense over the remainder of the term of the swap which expires on September 19, 2024 .

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Gain (losses) recognized in accumulated other comprehensive income	$267	$(232)

Gains reclassified from accumulated other comprehensive income to interest expense	$(947)	$(739)

11. INCOME TAXES

For the three months ended March 31, 2024 and 2023, the Company recorded an income tax expense of $0.6 million for each period. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to foreign rate differential, including income earned in jurisdictions not subject to income taxes, withholding taxes due in various jurisdictions and the change in valuation allowance.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020 and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

13. SUBSEQUENT EVENTS

On April 24, 2024, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $50 million of its common shares. The share repurchases will be funded through the Company’s available cash.

The Company may repurchase shares of its outstanding common stock from time to time on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any specific value or number of its common shares under the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” and in “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2023. We assume no obligation to update any of these forward-looking statements.

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

	Three Months Ended March 31
	2024	2023
Average Ship Count	188	173
Period End Ship Count	193	179
Average Weekly Revenue Per Ship	$81,708	$77,076
Average Revenue Per Shipboard Staff Per Day	$549	$542
Average Resort Count	51	48
Period End Resort Count	51	51
Average Weekly Revenue Per Resort	$16,791	$16,973

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

Amortization of intangible assets. Amortization of intangible assets are comprised of the amortization of intangible assets with definite useful lives (e.g. retail concession agreements, destination resort agreements, licensing agreements).

Other income (expense). Other income (expense) consists of interest income, interest expense and changes in the fair value of warrant liabilities.

Income tax expense. Income tax expense includes current and deferred federal income tax expenses, as well as state and local income taxes.

Net income (loss). Net income (loss) consists of income (loss) from operations less other income (expense) and income tax expense.

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
•
Our revenues and financial performance may be impacted by other risks and uncertainties, including, without limitation, those set forth under the section entitled “Risk Factors” in Part II, Item 1A of the Company’s 2023 Form 10-K.

The effect of each of these factors on our revenues and financial performance varies from period to period.

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended March 31, 2024	% of Total Revenue	Three Months Ended March 31, 2023	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$172,209	82%	$150,121	82%
Product revenues	39,017	18%	32,334	18%
Total revenues	211,226	100%	182,455	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	144,025	68%	126,328	69%
Cost of products	33,530	16%	28,265	15%
Administrative	4,057	2%	3,570	2%
Salaries, benefits and payroll taxes	8,493	4%	8,921	5%
Amortization of intangible assets	4,144	2%	4,206	2%
Total cost of revenues and operating expenses	194,249	92%	171,290	94%
Income from operations	16,977	8%	11,165	6%
OTHER INCOME (EXPENSE)
Interest expense, net	(2,955)	-1%	(4,610)	-3%
Change in fair value of warrant liabilities	7,723	4%	(21,900)	-12%
Total other income (expense)	4,768	2%	(26,510)	-15%
Income (loss) before income tax expense	21,745	10%	(15,345)	-8%
INCOME TAX EXPENSE	579	0%	559	0%
NET INCOME (LOSS)	$21,166	10%	$(15,904)	-9%
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE
Basic and diluted	$0.21		$(0.17)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	101,467		93,418
Diluted	102,933		93,418

Comparison of Results for the Three Months Ended March 31, 2024 and 2023

Revenues. Revenues for the three months ended March 31, 2024 and 2023 were $211.2 million and $182.5 million, respectively. The increase was attributable to our average ship count increasing 9% to 188 health and wellness centers onboard ships operating during the quarter, compared with our average ship count of 173 health and wellness centers onboard ships operating during the first quarter of 2023. In addition, we benefited from our initiatives to drive revenue growth in each of our on-board health and wellness centers through enhanced guest engagement and experiences, our guest service and product offering innovations, and the disciplined execution of our complex operating protocols by our on-board and corporate teams.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended March 31, 2024 were $172.2 million, an increase of $22.1 million, or 15%, compared to $150.1 million for the three months ended March 31, 2023.
•
Product revenues. Product revenues for the three months ended March 31, 2024 were $39.0 million, an increase of $6.7 million, or 21%, compared to $32.3 million for the three months ended March 31, 2023.

Cost of services. Cost of services for the three months ended March 31, 2024 were $144.0 million, an increase of $17.7 million, or 14%, compared to $126.3 million for the three months ended March 31, 2023. The increase was primarily attributable to costs associated with increased service revenues of $172.2 million in the quarter from our operating health and wellness centers at sea and on land, compared with service revenues of $150.1 million in the first quarter of 2023.

Cost of products. Cost of products for the three months ended March 31, 2024 were $33.5 million, an increase of $5.3 million, or 19%, compared to $28.3 million for the three months ended March 31, 2023. The increase was primarily attributable to costs associated with increased product revenues of $39.0 million in the quarter from our operating health and wellness centers at sea and on land, compared to product revenues of $32.3 million in the first quarter of 2023.

Administrative. Administrative expenses for the three months ended March 31, 2024 were $4.1 million, an increase of $0.5 million, or 14%, compared to $3.6 million for the three months ended March 31, 2023. The increase was primarily attributable to professional fees incurred in the three months ended March 31, 2024 in connection with increased public company costs as the Company emerged from emerging growth company status.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes for the three months ended March 31, 2024 were $8.5 million, a decrease of $0.4 million, or 5%, compared to $8.9 million for the three months ended March 31, 2023. The decrease was primarily attributable the lower stock-based compensation expense in the three months ended March 31, 2024.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2024 were $4.1 million, a decrease of $0.1 million, or 1% compared to $4.2 million for the three months ended March 31, 2023.

Other (expense) income. Other (expense) income includes interest expense and change in the fair value of the warrant liabilities. Interest expense, net for the three months ended March 31, 2024 was $3.0 million, a decrease of $1.7 million, or 36%, compared to $4.6 million for the three months ended March 31, 2023. The decrease was primarily attributable to lower debt balances. Since the year ended December 31, 2022, we have repaid a total of $76.0 million in debt instruments. The change in fair value of the outstanding warrants during the three months ended March 31, 2024 was a gain of $7.7 million compared to a loss of ($21.9) million during the three months ended March 31, 2023. Net gain in the change in fair value of warrant liabilities was the result of the remeasurement to fair value of the warrants exercised during the first quarter of 2024 and changes in market prices of our common stock and other observable inputs deriving the value of these financial instruments.

Income tax expense. Income tax expense for the three months ended March 31, 2024 and 2023 was $0.6 million for each period.

Net income (loss). Net income for the three months ended March 31, 2024 was $21.2 million, an increase of $37.1 million, or 233%, compared to a net loss of ($15.9) million for the three months ended March 31, 2023. The $37.1 million increase in net income was attributable to: (i) a $29.6 million positive change in fair value of warrant liabilities; (ii) a $1.7 million decrease in interest expense; and (iii) a $5.8 million positive change in income from operations. The change in fair value of warrant liabilities during the three months ended March 31, 2024 was a gain of $7.7 million compared to a loss of ($21.9) million during the three months ended March 31, 2023. The change in fair value of warrant liabilities was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments.

Liquidity and Capital Resources

Overview

Since our resumption of operations following the conclusion of the COVID-19 pandemic, we have funded our operations principally with cash flow from operations. Our principal uses for our liquidity have been funding our return to service of our health and wellness centers onboard 193 cruise ships and in 51 destination resorts, including associated working capital investment and capital expenditures; debt service, including full repayment of $7 million borrowed under our First Lien Revolving Facility, full repayment of our $25 million Second Lien Term Loan Facility, and $62 million repayment of our First Lien Term Loan Facility; and purchasing 1,395,432 of our common shares from Steiner Leisure Limited pursuant to a share repurchase agreement, among other uses of our liquidity.

Our results continued to experience significant recovery from the adverse impact of the recent pandemic during the three months ended March 31, 2024 when compared to the prior year period, building upon the increasing magnitude of our positive net operating cash flows. Taking into account the magnitude and positive trend of our results of operations, and our current financial condition and resources, we have concluded that we will have sufficient liquidity to satisfy our existing and planned capital requirements over the next twelve months and thereafter and comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the three months ended March 31, 2024 and 2023.

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net income (loss)	$21,166	$(15,904)
Depreciation and amortization	6,209	5,509
Amortization of deferred financing costs	346	324
Change in fair value of warrant liabilities	(7,723)	21,900
Stock-based compensation	2,094	2,591
Provision for doubtful accounts	4	5
Noncash lease expense	11	51
Deferred income taxes	—	227
Change in working capital	(7,153)	(12,511)
Net cash provided by operating activities	14,954	2,192
Capital expenditures	(1,206)	(1,319)
Net cash used in investing activities	(1,206)	(1,319)
Proceeds from exercise of warrants	51,698	215
Repurchase of common shares	(7,736)	—
Repayment on term loan facilities	(20,000)	(10,521)
Net cash provided by (used in) financing activities	23,962	(10,306)
Effect of exchange rate changes on cash	(24)	168
Net increase (decrease) in cash and cash equivalents and restricted cash	$37,686	$(9,265)

Comparison of Results for the Three Months Ended March 31, 2024 and 2023

Operating activities. Our net cash provided by operating activities for the three months ended March 31, 2024 and 2023 were $15.0 million and $2.2 million, respectively. In the three months ended March 31, 2024, net operating cash flows continue to accelerate from 2023, as the Company grew total revenue 16%, income from operations by 52% and enhanced our balance sheet.

Investing activities. Our net cash used in investing activities for the three months ended March 31, 2024 and 2023 were $1.2 million and $1.3 million, respectively.

Financing activities. Our net cash provided by (used in) financing activities for the three months ended March 31, 2024 and 2023 were $24.0 million and ($10.3) million, respectively. For the three months ended March 31, 2024, the Company received proceeds from the exercise of public and private warrants of $51.7 million, repaid $20.0 million on the First Lien Term Loan Facility and utilized $7.7 million to repurchase 606,386 of our common shares. For the three months ended March 31, 2023, the Company repaid $0.5 million on the First Lien Term Loan Facility and $10.0 million on the Second Lien Term Loan Facility and received proceeds from the exercise of public warrants of $0.2 million.

Seasonality

A significant portion of our revenues are generated onboard cruise ships and are subject to specific individual cruise itineraries, dependent on time of year and geographic location, among other factors. As a result, we experience varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in our highest revenue yields. Further, cruises and destination resorts have been negatively affected by the frequency and intensity of hurricanes, particularly during the August through October period, which may be increasing in frequency and intensity due to climate change.

Contractual Obligations

As of March 31, 2024, our net future contractual obligations have not changed significantly from the amounts disclosed in our 2023 Form 10-K.

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

Our critical accounting policies are included in our 2023 Form 10-K. We believe that there have been no significant changes during the three months ended March 31, 2024 to the critical accounting policies disclosed in our 2023 Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Statements

From time to time, including in this report and other disclosures, we may issue “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views about future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We attempt, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “forecast,” “future,” “intend,” “plan,” “estimate” and similar expressions of future intent or the negative of such terms. Such forward-looking statements include, but are not limited to, statements regarding:

•
the potential impact of a recurrence of the recent pandemic or future pandemics on the industries in which the Company operates and the Company’s business, operations, results of operations and financial condition, including cash flows and liquidity;
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
•
other risks and uncertainties indicated in our 2023 Form 10-K, including those set forth under the section entitled “Risk Factors”; and

•
other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our 2023 Form 10-K. There have been no material changes to our exposure to market risks since the date of our 2023 Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 2023 Form 10-K, Part II, Item 1A. “Risk Factors.” However, the risks and uncertainties that we face are not limited to those set forth in the 2023 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our business and the trading price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2024

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer