Form 10-Q
period 2024-06-30
ONESPAWORLD HOLDINGS Ltd
filed 2024-08-01
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, the registrant had 104,713,619 voting common shares issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,468	$27,704
Restricted cash	1,198	1,198
Accounts receivable, net	45,882	40,784
Inventories, net	43,051	47,504
Prepaid expenses	3,969	3,172
Other current assets	5,604	6,360
Total current assets	162,172	126,722
Property and equipment, net	15,309	15,006
Operating lease right-of-use assets, net	15,067	12,132
Intangible assets, net	538,680	546,968
OTHER ASSETS:
Deferred tax asset	2,340	2,340
Other non-current assets	23,216	2,972
Total other assets	25,556	5,312
Total assets	$756,784	$706,140
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$34,785	$31,705
Accrued expenses	42,010	45,991
Current portion of operating leases	2,489	2,264
Other current liabilities	749	899
Total current liabilities	80,033	80,859
Warrant liabilities	—	20,400
Other long-term liabilities	7,333	2,449
Long-term operating leases	12,942	10,156
Long-term debt, net	123,825	158,207
Total liabilities	224,133	272,071
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 104,713,619 issued and outstanding at June 30, 2024 and 99,734,672 shares issued and outstanding at December 31, 2023	10	10
Additional paid-in capital	843,416	777,062
Accumulated deficit	(310,565)	(344,458)
Accumulated other comprehensive (loss) income	(210)	1,455
Total shareholders' equity	532,651	434,069
Total liabilities and shareholders' equity	$756,784	$706,140

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Service revenues	$180,846	$163,234	$353,055	$313,355
Product revenues	44,045	37,279	83,062	69,613
Total revenues	224,891	200,513	436,117	382,968
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	150,801	137,192	294,826	263,520
Cost of products	37,138	32,207	70,668	60,472
Administrative	4,740	4,519	8,797	8,089
Salary, benefits and payroll taxes	9,230	8,954	17,723	17,875
Amortization of intangible assets	4,143	4,206	8,287	8,412
Total cost of revenues and operating expenses	206,052	187,078	400,301	358,368
Income from operations	18,839	13,435	35,816	24,600
OTHER (EXPENSE) INCOME
Interest expense, net	(2,221)	(4,352)	(5,176)	(8,962)
Change in fair value of warrant liabilities	(46)	(12,201)	7,677	(34,101)
Total other (expense) income	(2,267)	(16,553)	2,501	(43,063)
Income (loss) before income tax expense	16,572	(3,118)	38,317	(18,463)
INCOME TAX EXPENSE	813	59	1,392	618
NET INCOME (LOSS)	$15,759	$(3,177)	$36,925	$(19,081)
NET INCOME (LOSS) PER SHARE
Basic	$0.15	$(0.03)	$0.36	$(0.20)
Diluted	$0.15	$(0.03)	$0.35	$(0.20)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	105,123	97,471	103,292	95,456
Diluted	105,767	97,471	104,346	95,456

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$15,759	$(3,177)	$36,925	$(19,081)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(77)	48	(115)	236
Cash flows hedges:
Net unrealized gain on derivative	75	1,054	342	822
Amount realized and reclassified into earnings	(945)	(855)	(1,892)	(1,594)
Total other comprehensive (loss) income, net of tax	(947)	247	(1,665)	(536)
Total comprehensive income (loss)	$14,812	$(2,930)	$35,260	$(19,617)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

		Three Months Ended June 30, 2024
	Issued Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ equity
BALANCE, March 31, 2024	104,714	$10	$841,113	$737	$(326,324)	$515,536
Net income	—	—	—	—	15,759	15,759
Stock-based compensation	—	—	2,094	—	—	2,094
Foreign currency translation adjustment	—	—	—	(77)	—	(77)
Unrecognized loss on derivatives	—	—	—	(870)	—	(870)
Cashless exercise of warrants	—	—	209	—	—	209
BALANCE, June 30, 2024	104,714	$10	$843,416	$(210)	$(310,565)	$532,651

		Six Months Ended June 30, 2024
	Issued Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2023	99,735	$10	$777,062	$1,455	$(344,458)	$434,069
Net income	—	—	—	—	36,925	36,925
Stock-based compensation	—	—	4,188	—	—	4,188
Foreign currency translation adjustment	—	—	—	(115)	—	(115)
Repurchase and retirement of common shares	(606)	—	(4,704)	—	(3,032)	(7,736)
Unrecognized loss on derivatives	—	—	—	(1,550)	—	(1,550)
Accrued dividends cancelled on common stock (1)	—	—	2,449	—	—	2,449
Exercise of Sponsor and Public Warrants (2)	4,503	—	57,628	—	—	57,628
Cashless exercise of 2020 PIPE Warrants (3)	484	—	6,793	—	—	6,793
Common shares issued under equity incentive plan	598	—	—	—	—	—
BALANCE, June 30, 2024	104,714	$10	$843,416	$(210)	$(310,565)	$532,651

(1) See Note 5 – “Warrants Liabilities and Equity” for further details.

(2) The exercise of Sponsor and Public Warrants includes $51.7 million of cash received and a reduction of Warrant liabilities related to the exercise of the Sponsor and Public Warrants. See Note 5 – “Warrant Liabilities and Equity” for further details.

(3) As a result of the 2020 PIPE Warrants exercised on a cashless basis, the Warrant liability of $6.8 million was reclassified to Additional paid-in capital. See Note 5 – “Warrants Liabilities and Equity” for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

(CONTINUED)

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

(1) The exercise of Warrants includes $2.2 million of cash received and a reduction of Warrant liabilities related to the exercise of the Warrants .

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,925	$(19,081)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,079	10,986
Amortization of deferred financing costs	618	773
Change in fair value of warrant liabilities	(7,677)	34,101
Stock-based compensation	4,188	4,848
Provision for doubtful accounts	9	9
Loss from write-offs of property and equipment	67	12
Noncash lease expense	76	44
Deferred income taxes	—	227
Changes in:
Accounts receivable, net	(5,107)	(3,508)
Inventories, net	4,453	(5,344)
Prepaid expenses	(797)	(1,432)
Other current assets	(794)	88
Other non-current assets	(22,100)	(140)
Accounts payable	3,080	8,124
Accrued expenses	1,439	(1,788)
Other current liabilities	(150)	(479)
Income tax contingency	—	32
Other long-term liabilities	7,333	—
Net cash provided by operating activities	33,642	27,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,322)	(2,201)
Net cash used in investing activities	(2,322)	(2,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	51,698	2,216
Repurchase of common shares	(7,736)	—
Repayment on term loan facilities	(35,000)	(31,042)
Payment of deleveraging fee on term loan facilities	(5,420)	—
Net cash provided by (used in) financing activities	3,542	(28,826)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(98)	262
Net increase (decrease) in cash, cash equivalents and restricted cash	34,764	(3,293)
Cash, cash equivalents and restricted cash, Beginning of period	28,902	33,262
Cash, cash equivalents and restricted cash, End of period	$63,666	$29,969

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2,244	$678
Interest	$6,987	$10,008
Non-cash financing transactions:
Exchange of warrants into common shares	$—	$45,261
Cashless exercise of warrants	$6,793	$23,935
Accrued dividends cancelled on common stock	$2,449	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of June 30, 2024 and 2023 to the total amount presented in our condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Balance as of June 30,
	2024	2023
Cash and cash equivalents	$62,468	$28,771
Restricted cash	1,198	1,198
Total cash and restricted cash in the condensed consolidated statement of cash flows	$63,666	$29,969

Inventories

Inventories, consisting principally of beauty, health and wellness products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No inventory impairment charge was recorded for the three and six months ended June 30, 2024 and 2023.

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

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of diluted common shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.

The following table provides details underlying OneSpaWorld’s income (loss) per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (a)	2024	2023 (a)
Numerator:
Net income (loss)	$15,759	$(3,177)	$36,925	$(19,081)
Denominator:
Weighted average shares outstanding – Basic	105,123	97,471	103,292	95,456
Dilutive effect of warrants	11	—	437	—
Dilutive effect of stock-based awards	633	—	617	—
Weighted average shares outstanding – Diluted	105,767	97,471	104,346	95,456
Net income (loss) per voting and non-voting share:
Basic	$0.15	$(0.03)	$0.36	$(0.20)
Diluted	$0.15	$(0.03)	$0.35	$(0.20)

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

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sponsor Warrants	—	3,842	—	3,842
Public Warrants	—	841	—	841
2020 PIPE Warrants	—	892	—	892
Restricted stock units	—	1,147	—	1,147
Performance stock units	—	1,125	—	1,125
	—	7,847	—	7,847

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; early adoption is permitted. The Company plans to adopt ASU 2023-07 effective for the annual report on Form 10-K for the year ending December 31, 2024 and subsequent interim periods. The Company is currently assessing the expected impact of the future adoption of this guidance.

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

3. INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of June 30, 2024 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(81,939)	$522,761	39
Destination resort agreements	17,900	(7,481)	10,419	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(91,120)	$538,680

The following is a summary of the Company’s intangible assets as of December 31, 2023 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(74,186)	$530,514	39
Destination resort agreements	17,900	(6,946)	10,954	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(82,832)	$546,968

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended June 30, 2024 and 2023 was $4.1 million and $4.2 million, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $8.3 million and $8.4 million, respectively. Amortization expense is estimated to be $16.6 million in each of the next five years beginning in 2024.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	June 30, 2024	December 31, 2023	Maturities Through	June 30, 2024	December 31, 2023
First lien term loan facility	9.2%	9.2%	2026	$124,639	$159,639
Less: unamortized debt issuance cost				(814)	(1,432)
Total debt, net of unamortized debt issuance cost				$123,825	$158,207

During 2024, we repaid $35.0 million on the First Lien Term Loan Facility. As of June 30, 2024, there are no minimum principal repayments on the First Lien Term Loan Facility until 2026 when the remaining principal balance of $124.6 million becomes due. Under the First Lien Credit Facilities agreement, our lower leverage ratio at December 31, 2023 required us to pay our lenders a one-time $5.4 million deleveraging fee, which was paid in the second quarter of 2024. This amount was included in interest expense, net in 2023 and accrued liabilities at December 31, 2023.

On March 19, 2024, the First Lien Revolving Facility expired in accordance with its terms and was not renewed. As of June 30, 2024, we had no outstanding borrowings under the First Lien Revolving Facility.

The First Lien Credit Facilities contain a financial covenant related to the maintenance of a leverage ratio and a number of customary negative covenants including covenants related to the following subjects: consolidations, mergers, and sales of assets; limitations on the incurrence of certain liens; limitations on certain indebtedness; limitations on the ability to pay dividends; and certain affiliate transactions. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all of the covenants contained in the First Lien Credit Facilities. If we do not comply with these covenants, we would have to seek amendments to these covenants from our lenders or evaluate the options to cure the defaults contained in the credit agreements. However, no assurances can be made that such amendments would be approved by our lenders. If an event of default occurs, the lenders under the First Lien Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the First Lien Credit Facilities and all actions permitted to be taken by a secured creditor, subject to customary intercreditor provisions among the first lien secured parties, which would have a material adverse impact to our operations and liquidity.

The following are scheduled principal repayments on long-term debt as of June 30, 2024 for each of the next five years (in thousands):

Year	Amount
2024	$-
2025	-
2026	-
2027	124,639
2028	-
Thereafter	-
Total	$124,639

5. WARRANT LIABILITIES AND EQUITY

Sponsor and Public Warrants

As of December 31, 2023, 3,823,847 and 841,414, respectively, Sponsor and Public Warrants were issued and outstanding. During the first quarter of 2024, certain holders of the Sponsor and Public Warrants elected to exercise 4,502,970 warrants for which the Company issued 4,502,970 common shares. Net cash proceeds from the exercise of the warrants amounted to $51.7 million. Immediately prior to the exercises, the Sponsor and Public Warrants exercised were remeasured to fair value, resulting in a gain of $7.4 million in "Change in fair value of warrant liabilities" on the condensed consolidated statement of operations for the six months ended June 30, 2024 and Warrant liabilities of $5.9 million, which was then reclassified to Additional paid-in capital on the condensed consolidated balance sheet as of June 30, 2024. The Sponsor and Public Warrants expired on March 19, 2024 and there were no amounts outstanding as of June 30, 2024.

2020 PIPE Warrants

As of June 30, 2024 and December 31, 2023, zero and 828,334, respectively, 2020 PIPE Warrants were issued and outstanding. During the first quarter of 2024, certain holders of the 2020 PIPE Warrants elected to exercise 806,667 warrants on a cashless basis pursuant to the agreements governing the warrants, in exchange for which the Company issued 484,040 common shares. During the second quarter of 2024, one holder of the 2020 PIPE Warrants elected to exercise 21,667 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 13,625 common shares on July 1, 2024. Immediately prior to the exchanges, the 2020 PIPE Warrants exercised were remeasured to fair value, resulting in a gain of $0.3 million in "Change in fair value of warrant liabilities" on the condensed consolidated statement of operations for the six months ended June 30, 2024 and Warrant liabilities of $6.8 million, which was then reclassified to Additional paid-in capital on the condensed consolidated balance sheet as of June 30, 2024.

Repurchase Agreement

On March 13, 2024, the Company entered into a Shares Repurchase Agreement between the Company and Steiner Leisure Limited (the “Seller”), pursuant to which the Company purchased 606,386 common shares, par value $0.0001 per share, from the Seller at a purchase price of $12.76 per Common Share (the “Repurchase”). The Repurchase resulted in the sale of all remaining common shares of the Company held by the Seller, which ceased to be a shareholder of the Company after the closing of the Repurchase. The Repurchase closed on March 20, 2024. Upon the consummation of the Repurchase, such shares reverted to authorized but unissued shares of the Company. We allocated the excess of the repurchase price over the par value of the shares acquired between Additional paid-in capital and Accumulated deficit.

Dividends Cancelled

In November 2019, the Company adopted a cash dividend program and declared an initial quarterly payment of $0.04 per common share. On March 24, 2020, the Company announced that it was deferring payment of its dividend declared on February 26, 2020 (the "2020 Dividend"), for payment on May 29, 2020, to shareholders of record on April 10, 2020, until the Board reapproves its payment. The Company also announced it was withdrawing its dividend program until further notice. As of December 31, 2023, dividends payable amounted to approximately $2.4 million which was presented as other-long term liabilities and other current liabilities in the accompanying condensed consolidated balance sheets. During the first quarter of 2024, the Board determined that although the Company now has the liquidity to enable it to pay the 2020 Dividend, such payment can no longer be made to the shareholders of record as of the original record date for the 2020 Dividend and it is therefore in the Company’s best interest to cancel the 2020 Dividend. As a result, we reversed the dividend payable of $2.4 million against additional paid-in capital during the first quarter of 2024.

Share Repurchase Program

On April 24, 2024, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $50 million of its common shares. The share repurchases will be funded through the Company’s available cash.

The Company may repurchase shares of its outstanding common stock from time to time on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any specific value or number of its common shares under the program. Under the foregoing program, the Company did not purchase any shares during the three and six months ended June 30, 2024.

6. STOCK-BASED COMPENSATION

The share-based compensation expense for the three months ended June 30, 2024 and 2023 was $2.1 million and $2.3 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The share-based compensation expense for the six months ended June 30, 2024 and 2023 was $4.2 million and $4.8 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The following is a summary of performance share units (“PSUs”) activity for the six months ended June 30, 2024:

PSUs Activity	Number of Performance-Based Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2023	731,889	$11.19
Granted	146,618	10.30
Vested	(153,662)	10.30
Non-Vested share units as of June 30, 2024	724,845	$11.20

7. REVENUE RECOGNITION

The Company's revenue generating activities include the following:

Service Revenues

Service revenues consist primarily of sales of health and wellness, aesthetics and fitness services, including a full range of body care, skin care, hair care, cosmetics, medi-spa, acupuncture, fitness, nutrition/weight management and mindfulness services, among others, to cruise ship passengers and destination resort guests. Each service represents a separate performance obligation and revenues are generally recognized immediately upon the completion of our service. Given the short duration of our performance obligation, although some services are recognized over time, there is no material difference in the timing of recognition across reporting periods.

Product Revenues

Product revenues consist primarily of sales of health and wellness products, such as skincare, body care, hair care, orthotics and nutritional supplements to cruise ship passengers, destination resort guests and timetospa.com customers. Our Shop & Ship program provides guests the ability to buy retail products onboard and have products shipped directly to their home. Each product unit represents a separate performance obligation. Our performance obligations are satisfied, and revenue is recognized when the customer obtains control of the product, which occurs either at the point of sale for retail sales or at the time of shipping for Shop & Ship and timetospa.com product sales. The Company provides no warranty on products sold. Shipping and handling fees charged to customers are included in net sales.

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in Product revenues on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in Other current liabilities on the Company's condensed consolidated balance sheets and was not material as of June 30, 2024 and December 31, 2023, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to Product revenues at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of June 30, 2024 and December 31, 2023.

Contract Balances

Receivables from the Company’s contracts with customers are included within Accounts receivable, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for amounts attributable to online sales of products included in Product revenues, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of June 30, 2024 and December 31, 2023, our Accounts receivable, net from contracts with customers were $45.9 million and $40.8 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

Costs incurred to enter into new or to renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $22.8 million and $2.6 million as of June 30, 2024 and December 31, 2023, respectively, and are presented within other non-current assets in the accompanying condensed consolidated balance sheets. The increase in other non-current assets and other long-term liabilities as of June 30, 2024 was primarily due to fees accrued as a result of a new contract entered into during the first quarter of 2024. Amortization of the deferred contract costs was $0.9 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. Amortization of the deferred contract costs for the six months ended June 30, 2024 and 2023 was $1.9 million and $0.5 million, respectively. Amortization of deferred contract costs are included in cost of services in the accompanying condensed consolidated statements of operations.

Disaggregation of Revenue and Segment Reporting

The Company operates health and wellness centers on cruise ships and in destination resorts where we provide health and wellness, aesthetics and fitness services and sell related products. The Company also markets and sells health and wellness, aesthetics and fitness related products through its timetospa.com eCommerce platform to cruise ship and destination resort guests after their cruise or resort stay, as well as other consumers. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, services, products, customers and delivery methods. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Company’s chief operating decision maker (CODM), in determining how to allocate the Company’s resources and evaluate performance. The following table disaggregates the Company’s revenues by revenue source and operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service revenues:
Maritime	$172,060	$153,735	$333,773	$294,068
Destination resorts	8,786	9,499	19,282	19,287
Total service revenues	180,846	163,234	353,055	313,355
Product revenues:
Maritime	42,872	35,939	80,602	66,961
Destination resorts	634	775	1,345	1,498
Timetospa.com	539	565	1,115	1,154
Total product revenues	44,045	37,279	83,062	69,613
Total revenues	$224,891	$200,513	$436,117	$382,968

8. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates health and wellness centers on cruise ships and in destination resorts. The Company’s Maritime and Destination resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, services, products, customers and delivery methods. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Company’s CODM, in determining how to allocate the Company’s resources and evaluate performance.

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
U.S.	$4,476	$5,115	$9,559	$10,193
Other countries	5,633	5,936	12,509	12,152
Not connected to a country	214,782	189,462	414,049	360,623
Total	$224,891	$200,513	$436,117	$382,968

	As of
	June 30, 2024	December 31, 2023
Property and equipment, net:
U.S.	$5,237	$4,536
Other countries	1,691	2,022
Not connected to a country	8,381	8,448
Total	$15,309	$15,006

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2024			Accumulated Other Comprehensive Income for the Six Months Ended June 30, 2023
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income
Accumulated other comprehensive income, beginning of period	$(917)	$2,372	$1,455	$(1,229)	$5,026	$3,797
Current period other comprehensive income (loss) before reclassifications	(115)	342	227	236	822	1,058
Amounts reclassified into earnings	-	(1,892)	(1,892)	-	(1,594)	(1,594)
Net current period other comprehensive income (loss)	(115)	(1,550)	(1,665)	236	(772)	(536)
Accumulated other comprehensive (loss) income, end of period	$(1,032)	$822	$(210)	$(993)	$4,254	$3,261
(1)
See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at June 30, 2024 and December 31, 2023 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at June 30, 2024 and December 31, 2023 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of June 30, 2024 and December 31, 2023 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$62,468	$62,468	$27,704	$27,704
Restricted cash	1,198	1,198	1,198	1,198
Total cash	$63,666	$63,666	$28,902	$28,902
First lien term loan facility (a)	$124,639	$128,890	$159,639	$162,560

(a) The amounts above do not include the impact of the interest rate swap or debt issuance costs.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2024				Fair Value Measurements at December 31, 2023
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$822	$-	$822	$-	$2,372	$-	$2,372	$-
Total assets		$822	$-	$822	$-	$2,372	$-	$2,372	$-
Liabilities:
Warrants	Warrant liabilities	-	-	-	-	20,400	-	20,400	-
Total liabilities		$-	$-	$-	$-	$20,400	$-	$20,400	$-

(1)
Consists of an amount attributable to an interest rate swap contact; see "Derivatives" below.

Warrants

Public Warrants and 2020 PIPE Warrants

The fair value of the Public Warrants and 2020 PIPE Warrants are considered a Level 2 valuation and are determined using the Monte Carlo model. The Public Warrants expired on March 19, 2024, with warrants remaining unexercised as of the expiration date cancelled, and there were no amounts outstanding as of June 30, 2024 (See Note 5). The significant assumptions which the Company used in the Monte Carlo model are presented in the table below.

	December 31, 2023
	Public Warrants	2020 PIPE Warrants
Stock price	$14.10	$14.10
Strike price	$11.50	$5.75
Remaining life (in years)	0.22	1.45
Volatility	34%	38%
Interest rate	5.36%	4.49%
Redemption price	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Scholes model. The Sponsor Warrants expired on March 19, 2024 and there were no amounts outstanding as of June 30, 2024 (See Note 5). The significant assumptions which the Company used in the model are presented in the table below.

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

The interest rate swap agreement has a maturity date of September 19, 2024. As of June 30, 2024 and December 31, 2023, the notional amount was $95.4 million. There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $0.8 million of income from accumulated other comprehensive income (loss) into interest expense over the remainder of the term of the swap which expires on September 19, 2024.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain recognized in accumulated other comprehensive income (loss)	$75	$1,054	$342	$822

Gains reclassified from accumulated other comprehensive income (loss) to interest expense	$(945)	$(855)	$(1,892)	$(1,594)

11. INCOME TAXES

For the three months ended June 30, 2024 and 2023, the Company recorded an income tax expense of $0.8 million and $0.1 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded an income tax expense of $1.4 million and $0.6 million, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision for income taxes is primarily attributable to the foreign rate differential, including income earned in jurisdictions not subject to income taxes, permanent differences, withholding taxes due in various jurisdictions and the change in valuation allowance.

12. COMMITMENTS AND CONTINGENCIES

We are routinely involved in legal proceedings, disputes, regulatory matters, and various claims and lawsuits that have been filed or are pending against us, including as noted below, arising in the ordinary course of our business. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our deductible amount. Nonetheless, the ultimate outcome of those claims and lawsuits that are not covered by insurance cannot be determined at this time. We have evaluated our overall exposure with respect to all of our legal proceedings, threatened and pending litigation and, to the extent required, we have accrued amounts for all estimable probable losses associated with our deemed exposure. We are currently unable to estimate any other potential contingent losses beyond those accrued, as discovery is not complete and adequate information is not available to estimate such range of loss or potential recovery. However, based on our current knowledge, we do not believe that the aggregate amount or range of reasonably possible losses with respect to these matters will have a material adverse impact to our consolidated results of operations, financial condition or cash flows. We intend to vigorously defend our legal position on all claims and, to the extent necessary, seek recovery.

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020, included in “Accrued expenses” on the Company's condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The Company believes the ultimate outcome of this matter will not have a material adverse impact to our consolidated results of operations, financial condition and cash flows.

13. SUBSEQUENT EVENTS

On July 23, 2024, the Company’s board of directors adopted an annual cash dividend program with the initial quarterly dividend payment of $0.04 per common share. The first quarterly dividend is payable on September 4, 2024 to shareholders of record as of the close of business on August 21, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average Ship Count (1)	188	177	188	175
Period End Ship Count	197	183	197	183
Average Weekly Revenue Per Ship	$88,034	$82,149	$84,859	$79,662
Average Revenue Per Shipboard Staff Per Day	$586	$572	$567	$557
Average Resort Count (2)	52	51	52	50
Period End Resort Count	52	54	52	54
Average Weekly Revenue Per Resort	$14,028	$15,447	$15,405	$16,182

(1) Average Ship Count is calculated by adding the total number of days that each of the ships generated revenue during the period, divided by the number of calendar days during the period.

(2) Average Resort Count is calculated by adding the total number of days that each destination resort health and wellness center generated revenue during the period, divided by the number of calendar days during the period.

Key Financial Definitions

Revenues. Revenues consist primarily of sales of services and sales of products to cruise ship passengers and destination resort guests. The following is a brief description of the components of our revenues:

•
Service revenues. Service revenues consist primarily of sales of health and wellness, aesthetics and fitness services, including a full range of body care, skin care, hair care, cosmetics, medi-spa, acupuncture, nutrition/weight management and mindfulness services, among others, to cruise ship passengers and destination resort guests. We bill our services at rates which inherently include an immaterial charge for products used in the rendering of such services, if applicable.
•
Product revenues. Product revenues consist primarily of sales of health and wellness products, such as skincare, body care, hair care, orthotics, and nutritional supplements to cruise ship passengers, destination resort guests and timetospa.com customers.

Cost of services. Cost of services consists primarily of an allocable portion of payments to cruise line partners (which are derived as a percentage of service revenues or a minimum annual rent or a combination of both), an allocable portion of wages paid to shipboard employees, an allocable portion of staff-related shipboard expenses, wages paid directly to destination resort employees, payments to destination resort partners, the allocable cost of products consumed in the rendering of services, and health and wellness center depreciation. Cost of services has historically been highly variable; increases and decreases in cost of services are primarily attributable to corresponding increases or decreases in service revenues. Cost of services has tended to remain materially consistent as a percentage of service revenues.

Cost of products. Cost of products consists primarily of the cost of products sold through our various methods of distribution, an allocable portion of wages paid to shipboard employees and an allocable portion of payments to cruise line and destination resort partners (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both). Cost of products has historically been highly variable; increases and decreases in cost of products are primarily attributable to corresponding increases or decreases in product revenues and includes impairment of the carrying value of inventories. Cost of products has tended to remain materially consistent as a percentage of product revenues.

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

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended June 30, 2024	% of Total Revenue	Three Months Ended June 30, 2023	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$180,846	80%	$163,234	81%
Product revenues	44,045	20%	37,279	19%
Total revenues	224,891	100%	200,513	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	150,801	67%	137,192	68%
Cost of products	37,138	17%	32,207	16%
Administrative	4,740	2%	4,519	2%
Salary, benefits and payroll taxes	9,230	4%	8,954	4%
Amortization of intangible assets	4,143	2%	4,206	2%
Total cost of revenues and operating expenses	206,052	92%	187,078	93%
Income from operations	18,839	8%	13,435	7%
OTHER (EXPENSE) INCOME
Interest expense, net	(2,221)	-1%	(4,352)	-2%
Change in fair value of warrant liabilities	(46)	-0%	(12,201)	-6%
Total other (expense) income	(2,267)	-1%	(16,553)	-8%
Income (loss) before income tax expense	16,572	7%	(3,118)	-2%
INCOME TAX EXPENSE	813	0%	59	0%
NET INCOME (LOSS)	$15,759	7%	$(3,177)	-2%
NET INCOME (LOSS) PER SHARE:
Basic	$0.15		$(0.03)
Diluted (1)	$0.15		$(0.03)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	105,123		97,471
Diluted	105,767		97,471

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the three months ended June 30, 2024 compared to three months ended June 30, 2023

Revenues. Revenues for the three months ended June 30, 2024 and 2023 were $224.9 million and $200.5 million, respectively. The increase primarily was attributable to our average ship count increasing 6% to 188 health and wellness centers onboard ships operating during the quarter, compared with our average ship count of 177 health and wellness centers onboard ships operating during the second quarter of 2023, together with continued productivity gains across our operations. In addition, we benefited from our initiatives to drive revenue growth in each of our on-board health and wellness centers through enhanced guest engagement and experiences, our guest service and product offering innovations, and the disciplined execution of our complex operating protocols by our on-board and corporate teams.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended June 30, 2024 were $180.8 million, an increase of $17.6 million, or 11%, compared to $163.2 million for the three months ended June 30, 2023.
•
Product revenues. Product revenues for the three months ended June 30, 2024 were $44.0 million, an increase of $6.8 million, or 18%, compared to $37.3 million for the three months ended June 30, 2023.

Cost of services. Cost of services for the three months ended June 30, 2024 were $150.8 million, an increase of $13.6 million, or 10%, compared to $137.2 million for the three months ended June 30, 2023. The increase primarily was attributable to costs associated with increased Service revenues of $180.8 million in the quarter compared with Service revenues of $163.2 million in the second quarter of 2023.

Cost of products. Cost of products for the three months ended June 30, 2024 were $37.1 million, an increase of $4.9 million, or 15%, compared to $32.2 million for the three months ended June 30, 2023. The increase primarily was attributable to costs associated with increased Product revenues of $44.0 million in the quarter compared to Product revenues of $37.3 million in the second quarter of 2023.

Administrative. Administrative expenses for the three months ended June 30, 2024 were $4.7 million, an increase of $0.2 million, or 5%, compared to $4.5 million for the three months ended June 30, 2023. The increase primarily was attributable to timing of professional fees agreed in connection with public company costs.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the three months ended June 30, 2024 were $9.2 million, an increase of $0.3 million, or 3%, compared to $9.0 million for the three months ended June 30, 2023. The increase primarily was attributable to annual merit increases for Corporate employees.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2024 and June 30, 2023 was $4.1 million and 4.2 million, respectively.

Other (expense) income. Other (expense) income includes interest expense and change in the fair value of the warrant liabilities. Interest expense, net for the three months ended June 30, 2024 was $2.2 million, a decrease of $2.1 million, or 49%, compared to $4.4 million for the three months ended June 30, 2023. The decrease primarily was attributable to lower debt balances. Since the year ended December 31, 2022, we have repaid a total of $91.0 million in debt instruments. The change in fair value of the outstanding warrants during the three months ended June 30, 2024 was a loss of ($0.046) million compared to a loss of ($12.2) million during the three months ended June 30, 2023. The decrease was primarily attributable to lower warrants outstanding at the end of each period. The change in fair value of warrant liabilities was the result of the remeasurement to fair value of the warrants exercised during the second quarter of 2024 reflecting changes in market prices of our common stock and other observable inputs deriving the value of these financial instruments.

Income tax expense. Income tax expense for the three months ended June 30, 2024 was an expense of $0.8 million, an increase of $0.8 million, or 1278%, compared to $59.0 thousand for the three months ended June 30, 2023. The increase primarily driven by an increase in the taxable income, the change in valuation allowance and decrease in availability of net operating losses.

Net income (loss). Net income for the three months ended June 30, 2024 was $15.8 million, an increase of $18.9 million, or 596%, compared to a net loss of ($3.2) million for the three months ended June 30, 2023. The $18.9 million increase in net income was attributable to: (i) a $12.2 million positive change in fair value of warrant liabilities; (ii) a $2.1 million decrease in interest expense; and (iii) a $5.4 million positive change in income from operations.

	Consolidated
	Six Months Ended June 30, 2024	% of Total Revenue	Six Months Ended June 30, 2023	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$353,055	81%	$313,355	82%
Product revenues	83,062	19%	69,613	18%
Total revenues	436,117	100%	382,968	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	294,826	68%	263,520	69%
Cost of products	70,668	16%	60,472	16%
Administrative	8,797	2%	8,089	2%
Salary, benefits and payroll taxes	17,723	4%	17,875	5%
Amortization of intangible assets	8,287	2%	8,412	2%
Total cost of revenues and operating expenses	400,301	92%	358,368	94%
Income from operations	35,816	8%	24,600	6%
OTHER INCOME (EXPENSE)
Interest expense, net	(5,176)	-1%	(8,962)	-2%
Change in fair value of warrant liabilities	7,677	2%	(34,101)	-9%
Total other income (expense)	2,501	1%	(43,063)	-11%
Income (loss) before income tax expense	38,317	9%	(18,463)	-5%
INCOME TAX EXPENSE	1,392	0%	618	0%
NET INCOME (LOSS)	$36,925	8%	$(19,081)	-5%
NET INCOME (LOSS) PER SHARE
Basic	$0.36		$(0.20)
Diluted (1)	$0.35		$(0.20)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	103,292		95,456
Diluted	104,346		95,456

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the six months ended June 30, 2024 compared to six months ended June 30, 2023

Revenues. Revenues for the six months ended June 30, 2024 and 2023 were $436.1 million and $383.0 million, respectively. The increase primarily was attributable to our average ship count increasing 7% to 188 health and wellness centers onboard ships operating during the six months ended June 30, 2024 compared with our average ship count of 175 health and wellness centers onboard ships operating during the six months ended June 30, 2023 together with continued productivity gains across our operations. In addition, we benefited from our initiatives to drive revenue growth in each of our on-board health and wellness centers through enhanced guest engagement and experiences, our guest service and product offering innovations, and the disciplined execution of our complex operating protocols by our on-board and corporate teams.

The break-down of revenue between service and product revenues was as follows:

•
Service revenues. Service revenues for the six months ended June 30, 2024 were $353.1 million, an increase of $39.7 million, or 13%, compared to $313.4 million for the six months ended June 30, 2023.
•
Product revenues. Product revenues for the six months ended June 30, 2024 were $83.1 million, an increase of $13.4 million, or 19%, compared to $69.6 million for the six months ended June 30, 2023.

Cost of services. Cost of services for the six months ended June 30, 2024 were $294.8 million, an increase of $31.3 million, or 12%, compared to $263.5 million for the six months ended June 30, 2023. The increase primarily was attributable to costs associated with increased Service revenues of $353.1 million in the six months ended June 30, 2024 from our operating health and wellness centers at sea and on land, compared with Service revenues of $313.4 million in the six months ended June 30, 2023.

Cost of products. Cost of products for the six months ended June 30, 2024 were $70.7 million, an increase of $10.2 million, or 17%, compared to $60.5 million for the six months ended June 30, 2023. The increase primarily was attributable to costs associated with increased Product revenues of $83.1 million in the six months ended June 30, 2024 from our operating health and wellness centers at sea and on land, compared to Product revenues of $69.6 million in the six months ended June 30, 2023.

Administrative. Administrative expenses for the six months ended June 30, 2024 were $8.8 million, an increase of $0.7 million, or 9%, compared to $8.1 million for the six months ended June 30, 2023. The increase primarily was attributable to timing of professional fees agreed in connection with public company costs.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the six months ended June 30, 2024 were $17.7 million, a decrease of $0.2 million, or (1%), compared to $17.9 million for the six months ended June 30, 2023. The decrease primarily was attributable to lower stock-based compensation expense in the six months ended June 30, 2024 offset by annual merit increases for Corporate employees in 2024.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2024 and 2023 were $8.3 million and $8.4 million, respectively.

Other income (expense). Other income (expense) includes interest expense and change in the fair value of the warrant liabilities. Interest expense, net for the six months ended June 30, 2024 was $5.2 million, a decrease of $3.8 million, or (42%), compared to $9.0 million for the six months ended June 30, 2023. The decrease primarily was attributable to lower debt balances. Since the year ended December 31, 2022, we have repaid a total of $91.0 million in debt instruments. The change in fair value of the outstanding warrants during the six months ended June 30, 2024 was a gain of $7.7 million compared to a loss of ($34.1) million during the six months ended June 30, 2023. The change in fair value of warrant liabilities was the result of the remeasurement to fair value of the warrants exercised during the six months ended June 30, 2024 reflecting changes in market prices of our common stock and other observable inputs deriving the value of these financial instruments.

Income tax expense. Income tax expense for the six months ended June 30, 2024 was an expense of $1.4 million, an increase of $0.8 million, or 125%, compared to $0.6 million tax expense for the six months ended June 30, 2023. The increase primarily was driven by an increase in the taxable income, the change in valuation allowance and the decrease in availability of net operating losses.

Net income (loss). Net income for the six months ended June 30, 2024 was $36.9 million, an increase of $56.0 million, or 293%, compared to a net loss of ($19.1) million for the six months ended June 30, 2023. The $56.0 million increase in net income was attributable to: (i) a $41.8 million positive change in fair value of warrant liabilities; (ii) a $3.8 million decrease in interest expense; and (iii) a $11.2 million positive change in income from operations.

Liquidity and Capital Resources

Overview

We fund our operations principally with cash flow from operations. Our principal uses for our liquidity have been funding our return to service of our health and wellness centers onboard 197 cruise ships and in 52 destination resorts, including associated working capital investment and capital expenditures; debt service, including full repayment of $7 million borrowed under our First Lien Revolving Facility, full repayment of our $25 million Second Lien Term Loan Facility, and $77 million repayment of our First Lien Term Loan Facility; and purchasing 1,395,432 of our common shares from Steiner Leisure Limited pursuant to a Shares Repurchase Agreement, among other uses of our liquidity.

We have concluded that we will have sufficient liquidity to satisfy our existing and planned capital requirements over the next twelve months and thereafter and comply with all debt covenants as required by our debt agreement.

Cash Flows

The following table shows summary cash flow information for the six months ended June 30, 2024 and the six months ended June 30, 2023.

(in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Net income (loss)	$36,925	$(19,081)
Depreciation and amortization	12,079	10,986
Amortization of deferred financing costs	618	773
Change in fair value of warrant liabilities	(7,677)	34,101
Stock-based compensation	4,188	4,848
Provision for doubtful accounts	9	9
Loss from write-offs of property and equipment	67	12
Noncash lease expense	76	44
Deferred income taxes	—	227
Changes in working capital	(12,643)	(4,447)
Net cash provided by operating activities	33,642	27,472
Capital expenditures	(2,322)	(2,201)
Net cash used in investing activities	(2,322)	(2,201)
Proceeds from exercise of warrants	51,698	2,216
Repurchase of common shares	(7,736)	—
Repayment on term loan facilities	(35,000)	(31,042)
Payment of deleveraging fee on term loan facilities	(5,420)	—
Net cash provided by (used in) financing activities	3,542	(28,826)
Effect of exchange rates	(98)	262
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,764	$(3,293)

Comparison of Results for the six months ended June 30, 2024 and 2023

Operating activities. Our net cash provided by operating activities for the six months ended June 30, 2024 and 2023 were $33.6 million and $27.5 million, respectively. In the six months ended June 30, 2024, net operating cash flows continued to accelerate from 2023, as the Company grew total revenue 14%, income from operations by 46% and enhanced our balance sheet.

Investing activities. Our net cash used in investing activities for the six months ended June 30, 2024 and 2023 were $2.3 million and $2.2 million, respectively.

Financing activities. Our net cash provided by (used in) financing activities for the six months ended June 30, 2024 and 2023 were $3.5 million and ($28.8) million, respectively. For the six months ended June 30, 2024, the Company received proceeds from the exercise of public and private warrants of $51.7 million, repaid $35 million on the First Lien Term Loan Facility, paid $5.4 million of deleveraging fee on the First Lien Credit Facilities and utilized $7.7 million to repurchase 606,386 of our common shares. For the six months ended June 30, 2023, the Company repaid $16.0 million on the First Lien Term Loan Facility and $15.0 million on the Second Lien Term Loan Facility and received proceeds from the exercise of warrants of $2.2 million.

Seasonality

A significant portion of our revenues are generated onboard cruise ships and are subject to specific individual cruise itineraries, which are dependent on time of year and geographic location, among other factors. As a result, we experience varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in higher revenues for us. Further, cruises and destination resorts have been negatively affected by the frequency and intensity of hurricanes, particularly during the August through October period, which may be increasing in frequency and intensity due to climate change.

Contractual Obligations

As of June 30, 2024, our future contractual obligations have not changed significantly from the amounts disclosed in our 2023 Form 10-K.

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

Our critical accounting policies are included in our 2023 Form 10-K. We believe that there have been no significant changes during the six months ended June 30, 2024 to the critical accounting policies disclosed in our 2023 Form 10-K.

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our results of operations, financial condition and cash flows. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation, global health epidemics/pandemics and customer preferences. Periods of economic softness, increases in inflation rates and interest rates, as well as periods of fuel price increases, could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent and could have a material adverse effect on our business and our results of operations, financial condition and cash flows.

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
•
the loss of one or more members of the Company’s executive management team;
•
the potential impact of a global health crisis on the industries in which the Company operates and the Company’s business, results of operations, financial condition and cash flows;
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

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, Stephen Lazarus, the Company’s Chief Financial Officer and Chief Operating Officer, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The 10b-5-1 trading arrangement was adopted by Mr. Lazarus on June 13, 2024 and provides for the sale of up to 400,000 Common Shares of the Company in the period commencing on September 13, 2024 and ending on the earlier of December 31, 2026 or the execution of all trades contemplated by the plan.

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

Dated: August 1, 2024

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer