Form 10-Q
period 2024-09-30
ONESPAWORLD HOLDINGS Ltd
filed 2024-10-31
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, the registrant had 103,981,942 voting common shares issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	As of
	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,795	$27,704
Restricted cash	1,198	1,198
Accounts receivable, net	42,245	40,784
Inventories, net	43,398	47,504
Prepaid expenses	4,327	3,172
Other current assets	4,765	6,360
Total current assets	144,728	126,722
Property and equipment, net	15,503	15,006
Operating lease right-of-use assets, net	14,629	12,132
Intangible assets, net	534,536	546,968
OTHER ASSETS:
Deferred tax asset	2,340	2,340
Other non-current assets	22,293	2,972
Total other assets	24,633	5,312
Total assets	$734,029	$706,140
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$29,829	$31,705
Accrued expenses	42,013	45,991
Current portion of operating leases	2,500	2,264
Current portion of long-term debt	3,750	—
Other current liabilities	675	899
Total current liabilities	78,767	80,859
Warrant liabilities	—	20,400
Other long-term liabilities	7,793	2,449
Long-term operating leases	12,433	10,156
Long-term debt, net	94,917	158,207
Total liabilities	193,910	272,071
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 103,981,942 issued and outstanding at September 30, 2024 and 99,734,672 shares issued and outstanding at December 31, 2023	10	10
Additional paid-in capital	835,230	777,062
Accumulated deficit	(294,277)	(344,458)
Accumulated other comprehensive (loss) income	(844)	1,455
Total shareholders' equity	540,119	434,069
Total liabilities and shareholders' equity	$734,029	$706,140

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Service revenues	$194,407	$175,849	$547,462	$489,204
Product revenues	47,289	40,422	130,351	110,035
Total revenues	241,696	216,271	677,813	599,239
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	159,598	146,128	454,424	409,648
Cost of products	40,147	34,477	110,815	94,949
Administrative	4,238	4,673	13,035	12,762
Salary, benefits and payroll taxes	8,556	9,833	26,279	27,708
Amortization of intangible assets	4,144	4,206	12,431	12,618
Total cost of revenues and operating expenses	216,683	199,317	616,984	557,685
Income from operations	25,013	16,954	60,829	41,554
OTHER (EXPENSE) INCOME
Interest expense, net	(2,496)	(3,726)	(7,672)	(12,688)
Change in fair value of warrant liabilities	—	7,365	7,677	(26,736)
Total other (expense) income	(2,496)	3,639	5	(39,424)
Income before income tax expense (benefit)	22,517	20,593	60,834	2,130
INCOME TAX EXPENSE (BENEFIT)	966	(2,818)	2,358	(2,200)
NET INCOME	$21,551	$23,411	$58,476	$4,330
NET INCOME PER SHARE
Basic	$0.21	$0.23	$0.56	$0.04
Diluted	$0.20	$0.16	$0.56	$0.04
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	104,884	99,963	103,824	96,975
Diluted	105,587	101,369	104,762	96,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$21,551	$23,411	$58,476	$4,330
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	263	(126)	148	110
Cash flows hedges:
Net unrealized (loss) gain on derivative	(42)	240	300	1,062
Amount realized and reclassified into earnings	(855)	(936)	(2,747)	(2,530)
Total other comprehensive loss, net of tax	(634)	(822)	(2,299)	(1,358)
Total comprehensive income	$20,917	$22,589	$56,177	$2,972

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

		Three Months Ended September 30, 2024
	Issued Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ equity
BALANCE, June 30, 2024	104,714	$10	$843,416	$(210)	$(310,565)	$532,651
Net income	—	—	—	—	21,551	21,551
Stock-based compensation	—	—	1,974	—	—	1,974
Foreign currency translation adjustment	—	—	—	263	—	263
Unrecognized loss on derivatives	—	—	—	(897)	—	(897)
Repurchase and retirement of common shares (1)	(745)	—	(5,988)	—	(5,263)	(11,251)
Dividends (1)	—	—	(4,172)	—	—	(4,172)
Common shares issued due to warrants exercised (1)	13	—	—	—	—	—
BALANCE, September 30, 2024	103,982	$10	$835,230	$(844)	$(294,277)	$540,119

		Nine Months Ended September 30, 2024
	Issued Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2023	99,735	$10	$777,062	$1,455	$(344,458)	$434,069
Net income	—	—	—	—	58,476	58,476
Stock-based compensation	—	—	6,163	—	—	6,163
Foreign currency translation adjustment	—	—	—	148	—	148
Repurchase and retirement of common shares (1)	(1,351)	—	(10,693)	—	(8,295)	(18,988)
Unrecognized loss on derivatives	—	—	—	(2,447)	—	(2,447)
Accrued dividends cancelled on common stock (1)	—	—	2,449	—	—	2,449
Exercise of Sponsor and Public Warrants (2)	4,503	—	57,628	—	—	57,628
Cashless exercise of 2020 PIPE Warrants (3)	497	—	6,793	—	—	6,793
Dividends	—	—	(4,172)	—	—	(4,172)
Common shares issued under equity incentive plan	598	—	—	—	—	—
BALANCE, September 30, 2024	103,982	$10	$835,230	$(844)	$(294,277)	$540,119

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

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,476	$4,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,090	16,498
Amortization of deferred financing costs	704	1,226
Losses on early extinguishment of debt	735	—
Change in fair value of warrant liabilities	(7,677)	26,736
Stock-based compensation	6,163	7,045
Income tax benefit from change in reserve of uncertain tax positions	—	(3,440)
Provision for doubtful accounts	14	55
Loss from write-offs of property and equipment	67	20
Noncash lease expense	16	61
Deferred income taxes	—	227
Changes in:
Accounts receivable, net	(1,475)	(14,191)
Inventories, net	4,106	(4,008)
Prepaid expenses	(1,155)	(1,123)
Other current assets	(392)	150
Other non-current assets	(22,100)	(364)
Accounts payable	(1,876)	7,490
Accrued expenses	1,442	6,164
Other current liabilities	(224)	(67)
Income tax contingency	—	(472)
Other long-term liabilities	7,333	—
Net cash provided by operating activities	62,247	46,337
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,433)	(2,871)
Net cash used in investing activities	(3,433)	(2,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	51,698	2,216
Proceeds from term loan facility	100,000	—
Repayment on first and second lien term loan facilities	(159,639)	(51,042)
Repurchase of common shares	(18,988)	—
Payment of deleveraging fee on first lien term loan facilities	(5,420)	—
Dividends	(4,172)	—
Payment of deferred financing costs	(1,340)	—
Net cash used in financing activities	(37,861)	(48,826)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	138	98
Net increase (decrease) in cash, cash equivalents and restricted cash	21,091	(5,262)
Cash, cash equivalents and restricted cash, Beginning of period	28,902	33,262
Cash, cash equivalents and restricted cash, End of period	$49,993	$28,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$3,110	$746
Interest	$9,678	$17,494
Non-cash financing transactions:
Exchange of warrants into common shares	$—	$45,261
Cashless exercise of warrants	$6,793	$24,370
Accrued dividends cancelled on common stock	$2,449	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted or condensed pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows of our interim periods are not necessarily indicative of the results of operations or cash flows that may be expected for the entire fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Actual results could differ from those estimates. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated balance sheet and statement of operations, comprehensive income, changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of September 30, 2024 and 2023 to the total amount presented in our condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Balance as of September 30,
	2024	2023
Cash and cash equivalents	$48,795	$26,802
Restricted cash	1,198	1,198
Total cash and restricted cash in the condensed consolidated statement of cash flows	$49,993	$28,000

Inventories

Inventories, consisting principally of beauty, health and wellness products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No inventory impairment charge was recorded for the three and nine months ended September 30, 2024 and 2023.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income adjusted for the change in fair value of warrant liabilities, if the impact is dilutive, by the weighted average number of diluted shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares, and contingently issuable shares. If the Company reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, if their effect is anti-dilutive.

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share is computed by dividing net income by the weighted average number of diluted common shares, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares. If the Company reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.

The following table provides details underlying OneSpaWorld’s income per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023 (a)
Numerator:
Net income	$21,551	$23,411	$58,476	$4,330
Less change in fair value of in-the-money warrant liabilities	—	(7,400)		—
Net income, adjusted for change in fair value of warrants for diluted earnings per share	$21,551	$16,011	$58,476	$4,330
Denominator:
Weighted average shares outstanding – Basic	104,884	99,963	103,824	96,975
Dilutive effect of warrants	—	482	292	—
Dilutive effect of stock-based awards	703	924	646	—
Weighted average shares outstanding – Diluted	105,587	101,369	104,762	96,975
Net income per voting and non-voting share:
Basic	$0.21	$0.23	$0.56	$0.04
Diluted	$0.20	$0.16	$0.56	$0.04

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

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sponsor Warrants	—	—	—	3,842
Public Warrants	—	—	—	841
2020 PIPE Warrants	—	—	—	—
Restricted stock units	—	105	—	105
Performance stock units	282	—	282	—
	282	105	282	4,788

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

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted The Company is currently assessing the expected impact of the future adoption of this guidance.

3. INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of September 30, 2024 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Original Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(85,814)	$518,886	39
Destination resort agreements	17,900	(7,750)	10,150	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(95,264)	$534,536

The following is a summary of the Company’s intangible assets as of December 31, 2023 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Original Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(74,186)	$530,514	39
Destination resort agreements	17,900	(6,946)	10,954	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(82,832)	$546,968

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2024 and 2023 was $4.1 million and $4.2 million, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $12.4 million and $12.6 million, respectively. Amortization expense is estimated to be $16.6 million in each of the next five years beginning in 2024.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	September 30, 2024	December 31, 2023	Maturities Through	September 30, 2024	December 31, 2023
First lien term loan facility	—	9.2%	—	$-	$159,639
Term loan facility	6.9%	—	2029	100,000	-
Less: unamortized debt issuance cost				(1,333)	(1,432)
Total debt, net of unamortized debt issuance cost				$98,667	$158,207
Less: current portion of long-term debt				$(3,750)	$-
Long-term debt, net				$94,917	$158,207

The following are scheduled principal repayments on long-term debt as of September 30, 2024 for each of the next five years (in thousands):

Year ending December 31,	Amount
2024	$-
2025	5,000
2026	5,000
2027	5,000
2028	5,000
Thereafter	80,000
Total	$100,000

On September 20, 2024 (the “Closing Date”), the Company and its subsidiaries, Dory Acquisition Sub, Inc. (“Dory Acquisition”) and OneSpaWorld (Bahamas) Limited (“OneSpaWorld Bahamas” and together with Dory Acquisition, the “Borrowers”), entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders party thereto, providing for senior secured credit facilities consisting of (x) a term loan facility of $100 million (of which $70 million was borrowed by Dory Acquisition and $30 million was borrowed by OneSpaWorld Bahamas) (the “Term Loan Facility”), which was fully drawn on the Closing Date, and (y) a revolving loan facility of up to $50 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which Revolving Facility remained undrawn upon the closing of the Credit Facilities and as of September 30, 2024. The Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the Revolving Facility. The Credit Facilities mature on September 20, 2029.

Loans outstanding under the Credit Facilities will accrue interest at a rate per annum equal to Term SOFR plus a margin of 1.90%, with three step ups to a maximum margin of 2.65% depending on the most recent consolidated leverage ratio of the Company and its restricted subsidiaries, and undrawn amounts under the Revolving Facility will accrue a commitment fee at a rate per annum of 0.25% on the average daily undrawn portion of the commitments thereunder, with three step ups to a maximum commitment fee of 0.40% depending on the most recent consolidated leverage ratio of the Company and its restricted subsidiaries.

The obligations under the Credit Facilities are guaranteed by the Company and each of its direct or indirect wholly-owned subsidiaries other than certain excluded subsidiaries (the “Subsidiary Guarantors”). The obligations of the Company, the Borrowers and the Subsidiary Guarantors under the Credit Facilities are secured by substantially all of their assets.

The Term Loan Facility requires the Borrowers to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Credit Facilities). The Borrowers also are required to make quarterly amortization payments equal to 1.25% of the original principal amount of the Term Loan Facility commencing on March 31, 2025 (subject to reductions by optional and mandatory prepayments of the loans). The Borrowers may prepay the Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs.

The New Credit Agreement contains a financial covenant requiring the Company and its restricted subsidiaries to maintain a maximum consolidated total leverage ratio of 4.00 to 1.00, subject to certain exceptions, and a minimum fixed charge coverage ratio of 1.25 to 1.00. Additionally, the New Credit Agreement contains a number of customary negative covenants that restrict, among other things and in each case subject to specified exceptions, the Company's and its restricted subsidiaries' ability to: consummate consolidations, mergers and sales of assets; grant certain liens; incur additional debt; pay certain dividends; and engage in transactions with affiliates.

The New Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor.

The proceeds from the Credit Facilities were used, together with cash on hand, to repay in full the remaining principal balance of the First Lien Term Loan Facility and to pay related financing costs of the Credit Facilities. Accordingly, as of September 30, 2024, our First Lien Term Loan Facility has been fully paid and terminated. The Company recorded a loss on early extinguishment of debt of $0.7 million. This amount is reflected as part of the interest expense, net on the condensed consolidated statement of operations.

Borrowing Capacity:

As of September 30, 2024, our available borrowing capacity under the Revolving Facility was $50 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
Revolving Facility	$50,000	$-

5. WARRANT LIABILITIES AND EQUITY

Sponsor and Public Warrants

As of December 31, 2023, 3,823,847 and 841,414, respectively, Sponsor and Public Warrants were issued and outstanding. During the first quarter of 2024, certain holders of the Sponsor and Public Warrants elected to exercise 4,502,970 warrants for which the Company issued 4,502,970 common shares. Net cash proceeds from the exercise of the warrants amounted to $51.7 million. Immediately prior to the exercises, the Sponsor and Public Warrants exercised were remeasured to fair value, resulting in a gain of $7.4 million in "Change in fair value of warrant liabilities" on the condensed consolidated statement of operations for the nine months ended September 30, 2024 and Warrant liabilities of $5.9 million, which was then reclassified to Additional paid-in capital on the condensed consolidated balance sheet as of September 30, 2024. The Sponsor and Public Warrants expired on March 19, 2024 and there were no amounts outstanding as of September 30, 2024.

2020 PIPE Warrants

As of September 30, 2024 and December 31, 2023, zero and 828,334, respectively, 2020 PIPE Warrants were issued and outstanding. During the first quarter of 2024, certain holders of the 2020 PIPE Warrants elected to exercise 806,667 warrants on a cashless basis pursuant to the agreements governing the warrants, in exchange for which the Company issued 484,040 common shares. During the second quarter of 2024, one holder of the 2020 PIPE Warrants elected to exercise 21,667 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 13,625 common shares on July 1, 2024. Immediately prior to the exchanges, the 2020 PIPE Warrants exercised were remeasured to fair value, resulting in a gain of $0.3 million in "Change in fair value of warrant liabilities" on the condensed consolidated statement of operations for the nine months ended September 30, 2024 and Warrant liabilities of $6.8 million, which was then reclassified to Additional paid-in capital on the condensed consolidated balance sheet as of September 30, 2024.

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

Dividends Declared Per Common Share

On July 23, 2024, the Company’s board of directors adopted an annual cash dividend program with the initial quarterly dividend payment of $0.04 per common share. The first quarterly dividend was paid on September 4, 2024 to shareholders of record as of the close of business on August 21, 2024.

Share Repurchase Program

On April 24, 2024, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $50 million of its common shares. The share repurchases will be funded through the Company’s available cash.

The Company may repurchase shares of its outstanding common stock from time to time on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any specific value or number of its common shares under the program. Under the foregoing program, the Company purchased 745,302 common shares during the three and nine months ended September 30, 2024. We allocated the excess of the repurchase price over the par value of the shares acquired between Additional paid-in capital and Accumulated deficit.

6. STOCK-BASED COMPENSATION

The share-based compensation expense for the three months ended September 30, 2024 and 2023 was $2.0 million and $2.2 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The share-based compensation expense for the nine months ended September 30, 2024 and 2023 was $6.2 million and $7.0 million, respectively, which is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The following is a summary of restricted share units (“RSUs”) activity for the nine months ended September 30, 2024:

RSUs Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2023	700,846	$12.91
Granted	95,705	17.11
Vested	(104,628)	11.30
Forfeited	(14,902)	$11.45
Non-Vested share units as of September 30, 2024	677,021	$13.78

The following is a summary of performance share units (“PSUs”) activity for the nine months ended September 30, 2024:

PSUs Activity	Number of Performance-Based Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2023	731,889	$11.19
Granted	146,618	10.30
Vested	(153,662)	10.30
Forfeited	(17,309)	11.59
Non-Vested share units as of September 30, 2024	707,536	$11.19

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in Product revenues on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in Other current liabilities on the Company's condensed consolidated balance sheets and was not material as of September 30, 2024 and December 31, 2023, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to Product revenues at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of September 30, 2024 and December 31, 2023.

Contract Balances

Receivables from the Company’s contracts with customers are included within Accounts receivable, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for amounts attributable to online sales of products included in Product revenues, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of September 30, 2024 and December 31, 2023, our Accounts receivable, net from contracts with customers were $42.2 million and $40.8 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

Costs incurred to enter into new or to renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $21.9 million and $2.6 million as of September 30, 2024 and December 31, 2023, respectively, and are presented within other non-current assets in the accompanying condensed consolidated balance sheets. The increase in other non-current assets and other long-term liabilities as of September 30, 2024 was primarily due to fees accrued as a result of a new contract entered into during the first quarter of 2024. Amortization of the deferred contract costs was $0.9 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. Amortization of the deferred contract costs for the nine months ended September 30, 2024 and 2023 was $2.8 million and $0.7 million, respectively. Amortization of deferred contract costs are included in cost of services in the accompanying condensed consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenues:
Maritime	$186,900	$167,215	$520,673	$461,283
Destination resorts	7,507	8,634	26,789	27,921
Total service revenues	194,407	175,849	547,462	489,204
Product revenues:
Maritime	46,211	39,151	126,813	106,112
Destination resorts	570	618	1,915	2,116
Timetospa.com	508	653	1,623	1,807
Total product revenues	47,289	40,422	130,351	110,035
Total revenues	$241,696	$216,271	$677,813	$599,239

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
U.S.	$4,023	$4,796	$13,582	$14,989
Other countries	4,709	5,324	17,218	17,476
Not connected to a country	232,964	206,151	647,013	566,774
Total	$241,696	$216,271	$677,813	$599,239

	As of
	September 30, 2024	December 31, 2023
Property and equipment, net:
U.S.	$5,157	$4,536
Other countries	1,591	2,022
Not connected to a country	8,755	8,448
Total	$15,503	$15,006

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2024			Accumulated Other Comprehensive Income for the Nine Months Ended September 30, 2023
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income
Accumulated other comprehensive income, beginning of period	$(917)	$2,372	$1,455	$(1,229)	$5,026	$3,797
Current period other comprehensive income (loss) before reclassifications	148	300	448	110	1,062	1,172
Amounts reclassified into earnings	-	(2,747)	(2,747)	-	(2,530)	(2,530)
Net current period other comprehensive income (loss)	148	(2,447)	(2,299)	110	(1,468)	(1,358)
Accumulated other comprehensive (loss) income, end of period	$(769)	$(75)	$(844)	$(1,119)	$3,558	$2,439
(1)
See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at September 30, 2024 and December 31, 2023 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at September 30, 2024 and December 31, 2023 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of December 31, 2023 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$48,795	$48,795	$27,704	$27,704
Restricted cash	1,198	1,198	1,198	1,198
Total cash	$49,993	$49,993	$28,902	$28,902
First lien term loan facility (a)	$-	$-	$159,639	$162,560
Term loan facility (a)	$100,000	(b)	$-	$-

(a) The amounts above do not include the impact of the interest rate swap or debt issuance costs.

(b) The Company’s outstanding long-term debt as of September 30, 2024 was recently originated and bears variable interest rates. As a result, the Company believes that the fair value of long-term debt as of September 30, 2024 approximates its carrying amount.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2024				Fair Value Measurements at December 31, 2023
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$385	$-	$385	$-	$2,372	$-	$2,372	$-
Total assets		$385	$-	$385	$-	$2,372	$-	$2,372	$-
Liabilities:
Derivative financial instruments (1)	Other long term liabilities	$460	$-	$460	$-	$-	$-	$-	$-
Warrants	Warrant liabilities	-	-	-	-	20,400	-	20,400	-
Total liabilities		$460	$-	$460	$-	$20,400	$-	$20,400	$-

(1)
Consists of an amount attributable to interest rate swap contacts; see "Derivatives" below.

Warrants

Public Warrants and 2020 PIPE Warrants

The fair value of the Public Warrants and 2020 PIPE Warrants are considered a Level 2 valuation and are determined using the Monte Carlo model. The Public Warrants expired on March 19, 2024, with warrants remaining unexercised as of the expiration date cancelled, and there were no amounts outstanding as of September 30, 2024 (See Note 5). The significant assumptions which the Company used in the Monte Carlo model are presented in the table below.

	December 31, 2023
	Public Warrants	2020 PIPE Warrants
Stock price	$14.10	$14.10
Strike price	$11.50	$5.75
Remaining life (in years)	0.22	1.45
Volatility	34%	38%
Interest rate	5.36%	4.49%
Redemption price	$18.00	$14.50

Sponsor Warrants

The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Scholes model. The Sponsor Warrants expired on March 19, 2024 and there were no amounts outstanding as of September 30, 2024 (See Note 5). The significant assumptions which the Company used in the model are presented in the table below.

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

In September 2019, the Company entered into a floating-to-fixed interest rate swap agreement to make a series of payments based on a fixed interest rate of 1.457% and receive a series of payments based on the greater of 1 Month USD LIBOR or Strike which is used to hedge the Company’s exposure to changes in cash flows associated with its variable rate First Lien Term Loan Facility and has designated this derivative as a cash flow hedge. Both the fixed and floating payment streams are based on a notional amount of $174.7 million at the inception of the contract. In June 2023, the interest rate swap agreement was amended to replace the reference rate from LIBOR to SOFR, to be consistent with the amended First Lien Credit Facilities. The interest rate swap agreement matured on September 19, 2024. As of December 31, 2023, the notional amount was $95.4 million.

In September 2024, the Borrowers entered into two floating-to-fixed interest rate swap agreements with a notional amount of $70 million and $30 million, respectively, with Bank of America, N.A. to make a series of payments based on a fixed interest rate of 3.341% and 3.564%, respectively, and receive a series of payments based on the 1 Month USD-SOFR CME term which is used to hedge the Company’s exposure to changes in cash flows associated with its variable rate Term Loan Facility and has designated this derivative as a cash flow hedge. The interest rate swap agreements expire on September 20, 2027 and December 20, 2026, respectively. As of September 30, 2024, the aggregate notional amount of the interest rate swap agreements was $100.0 million.

There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivatives is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $0.4 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

The fair value of the interest rate swap contracts is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap contracts were categorized as Level 2 in the fair value hierarchy. The Company is not required to post cash collateral related to these derivative instruments.

The effect of the interest rate swap contracts designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Loss) gain recognized in accumulated other comprehensive income (loss)	$(42)	$240	$300	$1,062

Gains reclassified from accumulated other comprehensive income (loss) to interest expense	$(855)	$(936)	$(2,747)	$(2,530)

11. INCOME TAXES

For the three months ended September 30, 2024 and 2023, the Company recorded an income tax expense of $1.0 million and an income tax benefit of $2.8 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded an income tax expense of $2.4 million and an income tax benefit of $2.2 million, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision for income taxes is primarily attributable to the foreign rate differential, including income earned in jurisdictions not subject to income taxes, permanent differences, withholding taxes due in various jurisdictions and the change in valuation allowance.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020, included in “Accrued expenses” on the Company's condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The Company believes the ultimate outcome of this matter will not have a material adverse impact to our consolidated results of operations, financial condition and cash flows.

13. SUBSEQUENT EVENTS

On October 24, 2024, the Board of Directors approved a quarterly dividend payment of $0.04 per common share payable on December 4, 2024 to shareholders of record as of the close of business on November 20, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average Ship Count (1)	195	185	190	178
Period End Ship Count	196	189	196	189
Average Weekly Revenue Per Ship	$91,019	$84,749	$86,978	$81,444
Average Revenue Per Shipboard Staff Per Day	$602	$587	$579	$568
Average Resort Count (2)	52	54	52	54
Period End Resort Count	52	52	52	50
Average Weekly Revenue Per Resort	$11,860	$13,550	$14,210	$15,269

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

Cost of services. Cost of services consists primarily of an allocable portion of payments to cruise line partners (which are derived as a percentage of service revenues or a minimum annual rent or a combination of both), an allocable portion of wages paid to shipboard employees, an allocable portion of staff-related shipboard expenses, wages paid directly to destination resort employees, payments to destination resort partners, the allocable cost of products consumed in the rendering of services, and health and wellness center depreciation. Most of the components of cost of services are variable in nature; increases and decreases in cost of services are primarily attributable to corresponding increases or decreases in service revenues. Cost of services has tended to remain materially consistent as a percentage of service revenues.

Cost of products. Cost of products consists primarily of the cost of products sold through our various methods of distribution, an allocable portion of wages paid to shipboard employees and an allocable portion of payments to cruise line and destination resort partners (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both). Most of the components of cost of products are variable in nature; increases and decreases in cost of products are primarily attributable to corresponding increases or decreases in product revenues and includes impairment of the carrying value of inventories. Cost of products has tended to remain materially consistent as a percentage of product revenues.

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

Net income. Net income consists of income from operations less other income (expense) and income tax expense.

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

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended September 30, 2024	% of Total Revenue	Three Months Ended September 30, 2023	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$194,407	80%	$175,849	81%
Product revenues	47,289	20%	40,422	19%
Total revenues	241,696	100%	216,271	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	159,598	66%	146,128	68%
Cost of products	40,147	17%	34,477	16%
Administrative	4,238	2%	4,673	2%
Salary, benefits and payroll taxes	8,556	4%	9,833	5%
Amortization of intangible assets	4,144	2%	4,206	2%
Total cost of revenues and operating expenses	216,683	90%	199,317	92%
Income from operations	25,013	10%	16,954	8%
OTHER (EXPENSE) INCOME
Interest expense, net	(2,496)	-1%	(3,726)	-2%
Change in fair value of warrant liabilities	—	—	7,365	3%
Total other (expense) income	(2,496)	-1%	3,639	2%
Income before income tax expense (benefit)	22,517	9%	20,593	10%
INCOME TAX EXPENSE (BENEFIT)	966	0%	(2,818)	-1%
NET INCOME	$21,551	9%	$23,411	11%
NET INCOME PER SHARE:
Basic	$0.21		$0.23
Diluted (1)	$0.20		$0.16
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	104,884		99,963
Diluted	105,587		101,369

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the three months ended September 30, 2024 compared to three months ended September 30, 2023

Revenues. Revenues for the three months ended September 30, 2024 and 2023 were $241.7 million and $216.3 million, respectively. The increase primarily was attributable to our Average Ship Count increasing 5% to 195 health and wellness centers onboard ships operating during the quarter, compared with our Average Ship Count of 185 health and wellness centers onboard ships operating during the third quarter of 2023, together with continued productivity gains across our operations. In addition, we benefited from our initiatives to drive revenue growth in each of our on-board health and wellness centers through enhanced guest engagement and experiences, our guest service and product offering innovations, and the disciplined execution of our complex operating protocols by our on-board and corporate teams.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended September 30, 2024 were $194.4 million, an increase of $18.6 million, or 11%, compared to $175.8 million for the three months ended September 30, 2023.

•
Product revenues. Product revenues for the three months ended September 30, 2024 were $47.3 million, an increase of $6.9 million, or 17%, compared to $40.4 million for the three months ended September 30, 2023.

Cost of services. Cost of services for the three months ended September 30, 2024 were $159.6 million, an increase of $13.5 million, or 9%, compared to $146.1 million for the three months ended September 30, 2023. The increase primarily was attributable to costs associated with increased Service revenues of $194.4 million in the quarter compared with Service revenues of $175.8 million in the third quarter of 2023.

Cost of products. Cost of products for the three months ended September 30, 2024 were $40.1 million, an increase of $5.7 million, or 16%, compared to $34.5 million for the three months ended September 30, 2023. The increase primarily was attributable to costs associated with increased Product revenues of $47.3 million in the quarter compared to Product revenues of $40.4 million in the third quarter of 2023.

Administrative. Administrative expenses for the three months ended September 30, 2024 were $4.2 million, a decrease of $0.4 million, or (9%), compared to $4.7 million for the three months ended September 30, 2023. The decrease primarily was attributable to professional fees incurred during the three months ended September 30, 2023 for a secondary offering of common shares by selling shareholders related to the Business Combination.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the three months ended September 30, 2024 were $8.6 million, a decrease of $1.3 million, or (13%), compared to $9.8 million for the three months ended September 30, 2023. The decrease primarily was attributable to the timing of higher performance based compensation for the three months ended September 30, 2023.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2024 and September 30, 2023 was $4.1 million and 4.2 million, respectively.

Other (expense) income. Other (expense) income includes interest expense and change in the fair value of the warrant liabilities. Interest expense, net for the three months ended September 30, 2024 was $2.5 million, a decrease of $1.2 million, or (33%), compared to $3.7 million for the three months ended September 30, 2023. The decrease primarily was attributable to lower debt balances. Since the year ended December 31, 2022, we have repaid a total of $115.6 million in debt instruments. The change in fair value of the outstanding warrants during the three months ended September 30, 2024 was zero compared to a gain of $7.4 million during the three months ended September 30, 2023. The decrease was attributable to the fact that the Company had no outstanding warrants during the three months ended September 30, 2024. The change in fair value of warrant liabilities during the three months ended September 30, 2023 was the result of the remeasurement to fair value of the warrants reflecting changes in market prices of our common stock and other observable inputs deriving the value of these financial instruments.

Income tax expense (benefit). Income tax expense (benefit) for the three months ended September 30, 2024 was an expense of $1.0 million, an increase of $3.8 million, or 134%, compared to an income tax benefit of $2.8 million for the three months ended September 30, 2023. The increase was primarily driven by the recognition of a discrete tax benefit of approximately $3.4 million in uncertain tax benefits during the third quarter of 2023 related to foreign tax exposures as a result of our participation in a tax amnesty program in Italy that settled such liability in August 2023.

Net income. Net income for the three months ended September 30, 2024 was $21.5 million, a decrease of $1.9 million, or 8%, compared to a net income of $23.4 million for the three months ended September 30, 2023. The $1.9 million decrease in net income was primarily attributable to a $7.4 million negative change in fair value of warrant liabilities and a $3.8 million increase in income tax expense offset by a $1.2 million decrease in interest expense and an $8.1 million positive change in income from operations.

	Nine Months Ended September 30, 2024	% of Total Revenue	Nine Months Ended September 30, 2023	% of Total Revenue
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$547,462	81%	$489,204	82%
Product revenues	130,351	19%	110,035	18%
Total revenues	677,813	100%	599,239	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	454,424	67%	409,648	68%
Cost of products	110,815	16%	94,949	16%
Administrative	13,035	2%	12,762	2%
Salary, benefits and payroll taxes	26,279	4%	27,708	5%
Amortization of intangible assets	12,431	2%	12,618	2%
Total cost of revenues and operating expenses	616,984	91%	557,685	93%
Income from operations	60,829	9%	41,554	7%
OTHER INCOME (EXPENSE)
Interest expense, net	(7,672)	-1%	(12,688)	-2%
Change in fair value of warrant liabilities	7,677	1%	(26,736)	-4%
Total other expense	5	0%	(39,424)	-7%
Income before income tax expense (benefit)	60,834	9%	2,130	0%
INCOME TAX EXPENSE (BENEFIT)	2,358	0%	(2,200)	0%
NET INCOME	$58,476	9%	$4,330	1%
NET INCOME PER SHARE
Basic	$0.56		$0.04
Diluted (1)	$0.56		$0.04
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	103,824		96,975
Diluted	104,762		96,975

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Revenues. Revenues for the nine months ended September 30, 2024 and 2023 were $677.8 million and $599.2 million, respectively. The increase primarily was attributable to our Average Ship Count increasing 7% to 190 health and wellness centers onboard ships operating during the nine months ended September 30, 2024 compared with our Average Ship Count of 178 health and wellness centers onboard ships operating during the nine months ended September 30, 2023, together with continued productivity and pricing gains across our operations. In addition, we benefited from our initiatives to drive revenue growth in each of our on-board health and wellness centers through enhanced guest engagement and experiences, our guest service and product offering innovations, and the disciplined execution of our complex operating protocols by our on-board and corporate teams.

The break-down of revenue between service and product revenues was as follows:

•
Service revenues. Service revenues for the nine months ended September 30, 2024 were $547.5 million, an increase of $58.3 million, or 12%, compared to $489.2 million for the nine months ended September 30, 2023.
•
Product revenues. Product revenues for the nine months ended September 30, 2024 were $130.4 million, an increase of $20.3 million, or 18%, compared to $110.0 million for the nine months ended September 30, 2023.

Cost of services. Cost of services for the nine months ended September 30, 2024 were $454.4 million, an increase of $44.8 million, or 11%, compared to $409.6 million for the nine months ended September 30, 2023. The increase primarily was attributable to costs associated with increased Service revenues of $547.5 million in the nine months ended September 30, 2024 from our operating health and wellness centers at sea and on land, compared with Service revenues of $489.2 million in the nine months ended September 30, 2023.

Cost of products. Cost of products for the nine months ended September 30, 2024 were $110.8 million, an increase of $15.9 million, or 17%, compared to $94.9 million for the nine months ended September 30, 2023. The increase primarily was attributable to costs associated with increased Product revenues of $130.4 million in the nine months ended September 30, 2024 from our operating health and wellness centers at sea and on land, compared to Product revenues of $110.0 million in the nine months ended September 30, 2023.

Administrative. Administrative expenses for the nine months ended September 30, 2024 were $13.0 million, an increase of $0.3 million, or 2%, compared to $12.8 million for the nine months ended September 30, 2023. The increase primarily was attributable to timing of professional fees incurred in connection with public company costs.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the nine months ended September 30, 2024 were $26.3 million, a decrease of $1.4 million, or (5%), compared to $27.7 million for the nine months ended September 30, 2023. The decrease primarily was attributable to lower stock-based compensation expense in the nine months ended September 30, 2024 offset by annual merit increases for Corporate employees in 2024.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2024 and 2023 were $12.4 million and $12.6 million, respectively.

Other income (expense). Other income (expense) includes interest expense and change in the fair value of the warrant liabilities. Interest expense, net for the nine months ended September 30, 2024 was $7.7 million, a decrease of $5.0 million, or (40%), compared to $12.7 million for the nine months ended September 30, 2023. The decrease primarily was attributable to lower debt balances. Since the year ended December 31, 2022, we have repaid a total of $115.6 million in debt instruments. The change in fair value of the outstanding warrants during the nine months ended September 30, 2024 was a gain of $7.7 million compared to a loss of ($26.7) million during the nine months ended September 30, 2023. The change in fair value of warrant liabilities was the result of the remeasurement to fair value of the warrants exercised during the nine months ended September 30, 2024 reflecting changes in market prices of our common stock and other observable inputs deriving the value of these financial instruments. The Company has no outstanding warrants as of September 30, 2024; accordingly, there will be no impact on the statement of operations in future periods.

Income tax expense (benefit). Income tax expense (benefit) for the nine months ended September 30, 2024 was an expense of $2.4 million, an increase of $4.6 million, or 207%, compared to an income tax benefit of $2.2 million for the nine months ended September 30, 2023. The increase primarily was driven by the recognition of a discrete tax benefit of approximately $3.4 million in uncertain tax benefits during the third quarter of 2023 related to foreign tax exposures as a result of our participation in a tax amnesty program in Italy that settled such liability in August 2023, offset by an increase in the taxable income, the change in valuation allowance and the decrease in availability of net operating losses.

Net income. Net income for the nine months ended September 30, 2024 was $58.5 million, an increase of $54.1 million, or 1,250%, compared to a net income of $4.3 million for the nine months ended September 30, 2023. The $54.1 million increase in net income was primarily attributable to: (i) a $34.4 million positive change in fair value of warrant liabilities; (ii) a $5.0 million decrease in interest expense; and (iii) a $19.3 million positive change in income from operations; offset by $4.6 million increase in income tax expense.

Liquidity and Capital Resources

Overview

We fund our operations principally with cash flow from operations. Our principal uses for our liquidity have been funding our health and wellness centers onboard 196 cruise ships and in 52 destination resorts, including associated working capital investment and capital expenditures; debt service, including $59.6 million repayment of our First Lien Term Loan Facility; purchasing 1,395,432 of our common shares from Steiner Leisure Limited pursuant to a Shares Repurchase Agreement, and purchasing 745,302 of our common shares under a Share Repurchase Program, among other uses of our liquidity.

On September 20, 2024, the Company and its subsidiaries, Dory Acquisition Sub, Inc. and OneSpaWorld (Bahamas) Limited, entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain lenders party thereto, providing for senior secured credit facilities consisting of (x) a term loan facility of $100 million (of which $70 million was borrowed by Dory Acquisition and $30 million was borrowed by OneSpaWorld Bahamas), which was fully drawn on the Closing Date, and (y) a revolving loan facility of up to $50 million, which Revolving Facility remained undrawn upon the closing of the Credit Facilities and as of September 30, 2024. The Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the Revolving Facility. The Credit Facilities mature on September 20, 2029.

Loans outstanding under the Credit Facilities will accrue interest at a rate per annum equal to Term SOFR plus a margin of 1.90%, with three step ups to a maximum margin of 2.65% depending on the most recent consolidated leverage ratio of the Company and its restricted subsidiaries, and undrawn amounts under the Revolving Facility will accrue a commitment fee at a rate per annum of 0.25% on the average daily undrawn portion of the commitments thereunder, with three step ups to a maximum commitment fee of 0.40% depending on the most recent consolidated leverage ratio of the Company and its restricted subsidiaries.

The Term Loan Facility requires the Borrowers to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Credit Facilities). The Borrowers also are required to make quarterly amortization payments equal to 1.25% of the original principal amount of the Term Loan Facility commencing on March 31, 2025 (subject to reductions by optional and mandatory prepayments of the loans). The Borrowers may prepay the Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs.

The proceeds from the Credit Facilities were used, together with cash on hand, to repay in full the remaining principal balance of the First Lien Term Loan Facility and to pay related financing costs of the Credit Facilities. Accordingly, as of September 30, 2024, our First Lien Term Loan Facility has been fully paid and terminated.

We have concluded that we will have sufficient liquidity to satisfy our existing and planned capital requirements over the next twelve months and thereafter and comply with all debt covenants as required by our debt agreement.

Cash Flows

The following table shows summary cash flow information for the nine months ended September 30, 2024 and the nine months ended September 30, 2023.

(in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Net income	$58,476	$4,330
Depreciation and amortization	18,090	16,498
Amortization of deferred financing costs	704	1,226
Losses on early extinguishment of debt	735	—
Change in fair value of warrant liabilities	(7,677)	26,736
Stock-based compensation	6,163	7,045
Income tax benefit from change in reserve of uncertain tax positions	—	(3,440)
Provision for doubtful accounts	14	55
Loss from write-offs of property and equipment	67	20
Noncash lease expense	16	61
Deferred income taxes	—	227
Changes in working capital	(14,341)	(6,421)
Net cash provided by operating activities	62,247	46,337
Capital expenditures	(3,433)	(2,871)
Net cash used in investing activities	(3,433)	(2,871)
Proceeds from exercise of warrants	51,698	2,216
Proceeds from term loan facility	100,000	—
Repayment on first and second lien term loan facilities	(159,639)	(51,042)
Repurchase of common shares	(18,988)	—
Payment of deleveraging fee on first lien term loan facilities	(5,420)	—
Dividends	(4,172)	—
Payment of deferred financing costs	(1,340)	—
Net cash used in financing activities	(37,861)	(48,826)
Effect of exchange rates	138	98
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,091	$(5,262)

Comparison of Results for the nine months ended September 30, 2024 and 2023

Operating activities. Our net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 were $62.2 million and $46.3 million, respectively. In the nine months ended September 30, 2024, net operating cash flows continued to increase from comparable 2023 periods, as the Company grew total revenue by 13% and income from operations by 46% and reduced interest expense by 40%, which interest expense reduction was attributable to repayment of indebtedness, further enhancing our balance sheet.

Investing activities. Our net cash used in investing activities for the nine months ended September 30, 2024 and 2023 were $3.4 million and $2.9 million, respectively. During the nine months ended September 30, 2024, we continued to make investments in computer hardware and software (including artificial intelligence) and Medi-spa equipment.

Financing activities. Our net cash used in financing activities for the nine months ended September 30, 2024 and 2023 were $37.9 million and $48.8 million, respectively. For the nine months ended September 30, 2024, the Company received proceeds from the exercise of public and private warrants of $51.7 million, received proceeds from the Term Loan Facility of $100.0 million, repaid $159.6 million on the

First Lien Term Loan Facility, paid $5.4 million of deleveraging fee on the First Lien Term Loan Facility, utilized $19.0 million to repurchase 1,351,688 of our common shares and $1.3 million to pay deferred financing cost. For the nine months ended September 30, 2023, the Company repaid $36.0 million on the First Lien Term Loan Facility and $15.0 million on the Second Lien Term Loan Facility and received proceeds from the exercise of warrants of $2.2 million.

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

Contractual Obligations

As of September 30, 2024, our future contractual obligations have not changed significantly from the amounts disclosed in our 2023 Form 10-K.

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

Our critical accounting policies are included in our 2023 Form 10-K. We believe that there have been no significant changes during the nine months ended September 30, 2024 to the critical accounting policies disclosed in our 2023 Form 10-K.

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

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Stephen Lazarus, the Company’s Chief Financial Officer and Chief Operating Officer, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) on June 13, 2024. The plan provides for the sale of up to 400,000 shares of the Company's common stock in the period commencing on September 13, 2024 and ending on the earlier of December 31, 2026 or the execution of all trades contemplated by the plan.

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

Dated: October 31, 2024

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, President, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer