Form 10-K
period 2024-12-31
ONESPAWORLD HOLDINGS Ltd
filed 2025-02-21
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the registrant’s common shares held by non-affiliates was $1,550,948,121 as of June 28, 2024, based on the closing price of the common stock on the Nasdaq Capital Market on June 28, 2024, which is the last business day of the registrant’s most recently completed second fiscal quarter. Shares of the registrant’s common stock held by each director and executive officer and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common shares as of June 28, 2024 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

As of February 20, 2025, the registrant had 104,667,247 voting shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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

Such forward-looking statements include statements impacted by or statements regarding:

•
the potential impact of outbreaks of illnesses on the industries in which the Company operates and the Company’s business, operations, results of operations and financial condition, including cash flows and liquidity;
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

PART I

ITEM 1. BUSINESS

General

At our core, we are a global services company. We are the market leader in the highly attractive outsourced maritime health and wellness market, with a market share we estimate exceeds 90%. Over the last 50 years, we have built our leading market position on our depth of staff expertise; broad and innovative service and product offerings; expansive global staff recruitment, training and logistics platform; global operations infrastructure; and decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of their overall guest experience. Our decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations. We have consistently expanded our onboard offerings with innovative, leading-edge service and product introductions, and developed a powerful staff recruiting, training and logistics platform and global operations infrastructure to manage our operational complexity, maintain our industry-leading quality standards and maximize revenue per health and wellness center. The combination of our renowned recruiting and training platform, deep labor pool, global logistics and supply chain infrastructure and proven revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate. These competitive advantages have served our business well during the recent challenging times for our industry.

Our Business

The majority of our revenue and profits are earned through long-term agreements with cruise line partners that economically align both parties and contribute to our attractive asset-light financial profile. These agreements range from three to 8.6 years in duration and average approximately five years in length, providing us with the exclusive right to offer health, fitness, beauty and wellness services and the ability to sell complementary products onboard the ships we serve. Under these long-term agreements, cruise line partners retain a specified percentage of revenues from all our sales onboard. This inherent alignment encourages collaboration in all aspects of our operations, including facility design, product innovation, pre- and post-cruise sales opportunities, capacity utilization initiatives and other data-driven strategies to drive increased guest traffic and revenue growth. Most of our cruise line agreements encompass 100% of a partner cruise line’s existing fleet and all new ships with health and wellness centers introduced by the cruise line during the term of the agreement.

Our cruise line relationships average over 20 years and encompass substantially all of the major global cruise lines, including Carnival Cruise Line, Royal Caribbean Cruises, Princess Cruises, Norwegian Cruise Line, Celebrity Cruises, Costa Cruises, and Holland America, among many others, as well as recent additions to the industry, such as Virgin Voyages. These partnerships extend across contemporary, premium, luxury and budget cruise lines that operate ships regionally and globally. We maintain what we believe to be an exceptional contract renewal rate with our cruise line partners, having renewed approximately 97% of our contracts based on ship count over the last 15 years, including 100% of our contracts with ships larger than 3,500 berths. We have not only maintained relationships with existing cruise line partners, but also have a history of winning contracts and gaining market share. Since August 2021, we have renewed and extended agreements with existing cruise line partners, including Azamara, Norwegian Cruise Line, for all ships across their three brands, Royal Caribbean Cruises, and Celebrity Cruises. In addition, we have entered into agreements with new cruise line partners, including Adora Cruises, Aroya Cruises, Crystal Cruises, and Mitsui Ocean Cruises. On land, we have longstanding relationships with the world’s leading destination hotel and resort operators, including Atlantis, Marriott, Hilton, Wyndham, ClubMed, Caesars Entertainment, Lotte, Four Seasons, and Mohegan Sun, among others.

Our health and wellness centers served over 26 million guests in 2024, seeking to explore our industry-leading health and wellness services and products to complement and enhance their vacation experience. As consumers increasingly incorporate health and wellness activities into their daily lives, they are placing a higher priority on health and wellness services while traveling and vacationing.

Our state-of-the-art health and wellness centers are designed and branded for each cruise line and destination resort partner to optimize their guests' experiences, align with our partners’ overall hospitality strategy, and maximize productivity. During the year ended December 31, 2024, our health and wellness centers employed up to 83 highly trained professionals and ranged in size up to over 30,000 square feet, depending on the cruise line or destination resort partner’s needs.

We are recognized by our cruise line and destination resort partners and our guests for our comprehensive suite of industry-leading health and wellness services, products and experiences. We curate and deliver a broad range of offerings centered on providing specific health, fitness, beauty, and wellness solutions to meet our guests’ lifestyle routines or objectives. Our services and facilities include: (i) body care, salon, and skin care services and products; (ii) fitness facilities, specialized fitness classes and personal fitness training; (iii) innovative pain management, including acupuncture and light therapies; (iv) body composition analytics and weight loss, systemic detoxification and nutrition regimens; and (v) advanced medi-spa services, including dermal fillers, skin tightening, weight reduction and IV therapies, among others. We offer our guests access to leading beauty and wellness brands including ELEMIS®, Grown Alchemist®, Kérastase®, Dysport®, Restylane®, Thermage®, CoolSculpting®, truSculpt® 3D, truSculpt® iD, Good Feet®, Lightstim®, and Hyperice®, among others, with many brands offered exclusively by us in the cruise market. On average, during the year ended December 31, 2024, guests spent approximately $297 per visit. Our solution sales approach drives substantial retail product add on sales to complement our services offering, with approximately 19% of our revenues derived from the sale of retail products during the year ended December 31, 2024.

Our Operations and Performance

We are a Bahamian international business company that earns a substantial portion of our revenue in low- or no-tax jurisdictions, resulting in a comparatively low effective cash tax rate. Additionally, our capital expenditure requirements are comparatively modest, as our cruise line and destination resort partners typically fund the build-out, maintenance, and refurbishment of our health and wellness centers. The combination of our attractive tax rate and asset-light operating model leads to a financial profile that delivers comparatively high cash flow generation.

Historically, with the exception of the adverse impact of the recent COVID-19 pandemic, and since the resumption of our health and wellness center operations on cruise ships and in destination resorts, we have driven strong financial performance and believe our leading market position in a growing industry, differentiated business model, and mutually accretive partnerships with our cruise line and destination resort partners position our business for continued growth. For the year ended December 31, 2024, we achieved Revenues of $895.0 million, Net Income of $72.9 million and Adjusted EBITDA of $112.1 million.

Attractive Market Opportunity

We operate at the intersection of the historically attractive health and wellness and hospitality and travel industries. We believe we are well-positioned to grow as the hospitality and travel industry continues to expand, with heightened and growing consumer demand for health and wellness services, products, solutions, and experiences while traveling and on vacation.

According to Cruise Lines International Association (“CLIA”), the cruise industry continues to be one of the fastest-growing sectors of tourism. In its 2024 State of the Cruise Industry Report, CLIA reported global passenger volume of approximately 31.7 million passengers during 2023, having reached nearly 107% of 2019 levels. CLIA noted that global cruise capacity is forecast to grow at least 10% from 2024 to 2028, continuing the pre-pandemic trend of global passenger counts having grown every year, from approximately 6.3 million passengers in 1995 to a forecast all-time high of nearly 40 million passengers in 2027, representing a compound annual growth rate of 5.8%. This passenger growth has been driven by consistent, significant investments in new, higher value cruise ship capacity; the cost-value differential between vacations at sea and on land; strong loyalty among experienced cruisers; the large and growing appeal of cruising to all demographics, including millennials, who CLIA believes to be the most enthusiastic cruise travelers of the future, and Gen-X travelers; and the cruise industry's sustainability and efficiency initiatives, which have been increasingly important to consumers. Many cruise lines offer an increasingly wide range of sustainable shore excursions, including walking, cycling, paddle or sail experiences, attracting an ever-growing base of health-conscious consumers. According to CLIA, intent to cruise continues to be strong, both among experienced cruisers and potential new cruisers, with 82% of travelers who have cruised indicating that they will cruise again, an increasing number of new-to-cruise travelers choosing vacations at sea, and 71% of international travelers considering taking their first cruise.

Our Evolution

Our history dates back to the early 1960s, when we opened the world’s first salons at sea onboard transatlantic cruise ships, including the Queen Mary and Queen Elizabeth II. For more than 50 years, we have continuously defined and redefined the onboard health, fitness, beauty and wellness category by consistently expanding our onboard offerings with innovative and leading-edge service and product introductions, while developing the powerful staff recruiting and training and operational logistics platforms to manage and optimize the complexity of our global operations and maintain our industry-leading quality standards.

As of December 31, 2024, our comprehensive suite of premium health, fitness, beauty and wellness services, products, solutions and experiences reached more consumers than ever before, with 199 centers onboard cruise ships addressing a captive audience of over 26 million passengers annually, and 50 destination resort centers serving global travelers at premier destination resorts around the world.

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

Global Leader in the Hospitality-Based Health and Wellness Industry

As the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide, we are at the center of the intersection between the health and wellness and hospitality and travel industries. In 2024, the Global Wellness Institute reported that global wellness tourism was a $830.2 billion industry in 2023, boasting 119% growth from its 2019 pre-pandemic levels, and projected an average annual growth rate of 10.2%, with a projected market size of $1.35 trillion in 2028.

We are the market leader at more than 18x the size of our closest maritime competitor. Through our more than 90% market share, we have had access to a captive audience of over 26 million passengers annually. Cruise ship guests are an attractive demographic, with average annual household incomes of over $100,000. As a result of our scale, our captive consumer audience, and consumers’ increasing desire for more health, fitness, beauty and wellness services and products, we are well-positioned in the global health and wellness industry and have a large and highly attractive addressable consumer market at sea and on land.

Differentiated Business Model That Would Be Difficult and Uneconomic to Replicate

For more than 50 years, our business model has been built through investment in global infrastructure, staff recruiting, training and logistics, supply chain logistics, decades-long relationships with our cruise line and destination resort partners and our reputation for offering our guests a best-in-class health, fitness, beauty and wellness experience. Our robust infrastructure and processes required to operate and maximize revenue across our network of global health and wellness centers separates us from existing and prospective competitors. In 2024, we embarked on over 9,000 voyages that welcomed over 26 million passengers at more than 265 ports of embarkation, and placed over 6,200 individuals, more than 71% of whom were previously employed by OneSpaWorld, in various positions at our shipboard health and wellness centers. Our business model is centered on providing our cruise line and destination resort partners with the following solutions:

•
Creating Extraordinary Guest Experiences —We pride ourselves on creating extraordinary guest experiences in our health and wellness facilities, offering our cruise line and destination resort partners’ guests a comprehensive suite of premium health, wellness, fitness and beauty services, treatments, and products.
•
Global Staff Recruiting, Training and Logistics —We recruit, train and manage over 5,200 health, fitness, beauty and wellness professionals annually around the world, representing 88 nationalities and 27 spoken languages. With seven global training facilities, we serve each cruise line’s needs for specific onboard staff with complex language, cultural and service modality requirements and are the only company with the infrastructure to commission highly trained staff at over 1,300 ports of call worldwide. Our commitment to our onboard and destination resort staff has proven to be an essential element of our successful return to service performance.
•
Supply Chain and Logistics —We managed the complex delivery of all products and supplies to our health and wellness centers onboard 199 vessels operating 9,000 voyages around the world during 2024, leveraging proprietary data to accurately forecast and stock each health and wellness center. Products and supplies can only be loaded at designated ports around the world during a limited window of time while the ship is in port, in many cases overnight, adding to the complexity of the process.
•
Yield and Revenue Management —We have developed proprietary technology, processes and staff training tools to consistently measure, analyze and maximize onboard and destination resort revenue and profitability.
•
Exclusive Relationships at Sea with Global Brands —Due to our scale, superior operations, industry longevity and attractive captive consumer audience, through the OneSpaWorld platform at sea, we offer for sale and utilize in our services more than 1,200 product SKUs sourced from over 90 industry leading vendors.
•
Facility Design and Branding Expertise —We design our state-of-the-art health and wellness centers specifically for each cruise line vessel and destination resort, creating bespoke branding, guest experience, guest services offerings, complementary retail products assortment, and competitive differentiation for each of our cruise line and destination resort partners to optimize cruise line and resort branded guest experiences and maximize productivity and financial performance.

The above capabilities have contributed to building a differentiated and defensible strategy around our leading market position in a historically growing and attractive industry.

Unmatched Breadth of Service and Product Offering

We offer our guests a comprehensive suite of leading and advanced health, fitness, beauty and wellness services and products. We continuously innovate and evolve our offerings based on emerging solutions and trends and tailor our service and product offerings to regional preferences. With our captive audience of over 26 million cruise guests annually, OneSpaWorld is a compelling distribution channel for leading health, fitness, beauty and wellness brands. Renowned brands, including ELEMIS and Kérastase, have partnered with us for exclusive distribution at sea. Cruise line and destination resort partners depend on us to provide their guests with the best and broadest assortment of services and products to enhance their vacation experience and the competitive positioning and consumer value of their brands.

Entrenched Partnerships with Economic Alignment

We have cultivated long-standing partnerships with substantially all of the largest and most successful cruise lines and many premier resorts. Our cruise line relationships average over 20 years and encompass substantially all of the major global cruise lines. The majority of our revenues and profits are earned through our long-term agreements with our cruise line partners that economically align both parties and create a collaborative relationship. On land, we partner with market leaders at highly attractive destinations, including Atlantis Paradise Island Bahamas, The Ocean Club, a Four Seasons Resort, Hilton Hawaiian Village Beach Resort and Spa, and the Mohegan Sun Resort, among others. Our long-standing relationships, with economic alignment at the core, strengthen our competitive advantage.

Highly Visible and Predictable Revenue Streams

We operate health and wellness centers on 199 ships under long-term contracts with our cruise line partners, which we expect to grow as new ships are commissioned by our existing partners and prospective new partners. This new ship growth is highly visible as demonstrated in a publicly available global order book outlining over five years of new ship orders. Across our contracts, OneSpaWorld typically operates on all ships with health and wellness centers in a fleet and all new ships with health and wellness centers added during the contract term, securing both existing and new ship revenue. A new ship requires approximately two to four years to be built and is rarely delayed, as cruise lines typically sell out the vessel’s maiden voyage over a year in advance. New ships do not have a revenue ramp-up period given these advanced marketing efforts. Our cruise line partners are experts at dependably filling their ships with passengers, as demonstrated by the industry’s historical average occupancy rate of above 100%, even through recessionary periods. Due to historically consistent industry practices and decades of proprietary operating history data, OneSpaWorld has had strong visibility into our future revenue realization for the next three to five years.

Asset-Light Model with After-Tax Free Cash Flow Generation

Our cruise line partners typically fund the build-out, maintenance, and refurbishment of our onboard health and wellness centers, resulting in an asset-light profile with minimal capex required. Our capital expenditures are expected to be approximately 2% of revenues for the next two years. Being a Bahamian international business company and earning a significant portion of our revenue in low-tax or no-tax jurisdictions, including international waters, our effective cash tax rate is approximately 4%. This combination translates to exceptional free cash flow.

Seasoned and Proven Leadership Team

OneSpaWorld is led by a management team that has operated the Company for nearly 20 years. Our Executive Chairman, President and Chief Executive Officer, Leonard Fluxman, and our Chief Financial Officer and Chief Operating Officer, Stephen Lazarus, together led OneSpaWorld's predecessor company, Steiner Leisure, as a public company for more than a decade. Mr. Fluxman, Mr. Lazarus, and our Chief Commercial Officer, Susan Bonner, lead an internally developed senior management team with over 150 years of combined industry experience. Our management team's deep experience and proven track record in managing the business in both public and private markets positions OneSpaWorld as an attractive vehicle for future long-term growth within the global hospitality-based health and wellness industry.

Growth Strategies

Capture Highly Visible New Ship Growth with Current Cruise Line Partners

We expect to continue to benefit long-term from a return to the cruise industry’s capacity for growth, with a consistent and visible pipeline of new ships commissioned annually by our cruise line partners. By the end of 2026, our existing cruise line partners are expected to introduce 19 new ships. Through established cruise line partner relationships, current contracts, competitive positioning of our operating infrastructure, track record of delivering extraordinary guest experiences, and an approximately 97% contract renewal rate over the last 15 years, we are well-positioned to capture new ship growth over the long term.

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

Continue Launching Innovative New Value-Added Services and Products

We have successfully innovated services, products and experiences to meet guests’ ever-changing needs, attract more guests and generate more revenue and profitability per guest. Medi-spa has been a highly successful innovation for OneSpaWorld at sea and is an increasingly accretive component of our offerings. Performed by medically licensed professionals, the medi-spa offerings provide the latest cosmetic medical services to guests, such as non-surgical cosmetic procedures, including Dysport, Restylane, CoolSculpting, Thermage, IV therapy, and dermal fillers. Guests purchasing medi-spa services spend on average up to 5x more than those purchasing solely traditional health, beauty and wellness services. We continue to roll out incremental revenue opportunities, including Hyperice percussion and vibration therapy products and related services and LED services. We will continue to focus on launching leading edge, higher value-add services and products to delight our guests, align with and enhance our cruise line and destination resort partner brands, optimize health and wellness center utilization, and maximize center-level profitability.

Focus on Enhancing Health and Wellness Center Productivity

Cruise lines have become increasingly focused on growing onboard revenue as a way to enhance revenue beyond traditional cabin ticket sales. Between 2013 and 2024, onboard spend on the two largest cruise operators we serve increased by $7.7 billion, from $5.8 billion to $13.5 billion. We are focused on collaborating with cruise line partners to increase passenger penetration and maximize revenue yield through the following initiatives:

•
Increase Pre-Booking and Pre-Payment Capture Rate —We collaborate proactively with our cruise line partners to employ increased and enhanced marketing and promotion campaigns to engage guests upon booking their vacation experience, well before boarding a ship, through pre-booking. Pre-booked appointments can yield approximately 30% more revenue than services booked onboard the ship. Due to our success across select cruise lines that have implemented pre-booking capabilities, we are in the process of implementing pre-booking across additional partner cruise lines.
•
Expand Targeted Marketing and Promotion Initiatives —We directly market and distribute promotions to onboard passengers as a result of enhanced collaboration with select cruise line partners. These promotions are personalized and individually tailored to guests’ profiles and have successfully driven traffic and revenue at our health and wellness centers. Examples include “happy anniversary” messages to couples, “happy birthday” notes to individual guests, and promotional retail credits offered to guests who visit our centers before the end of their cruise. Guests that received these customized promotions were responsible for approximately 10% of revenues generated during the year ended December 31, 2024.
•
Utilize Technology to Increase Utilization and Enhance Service Mix —We have introduced and expanded technology-enabled dynamic pricing initiatives with selected cruise line partners. While dynamic pricing strategies have historically been applied manually by onboard staff, we are currently rolling out online and pre-cruise access to drive off-peak utilization rates and fill higher-demand time slots with higher-value bookings. This enhanced dynamic pricing capability represents a significant opportunity for revenue growth as it is rolled out and optimized fleet-wide.
•
Extend Retail Beyond the Ship —Our Shop & Ship program provides guests the ability to buy retail products onboard and have products shipped directly to their home to avoid the hassle of packing products in their luggage. On average, a Shop & Ship customer spends more than 3.5x the amount of a non-Shop & Ship customer on retail products. The Shop & Ship program, combined with our e-commerce platform timetospa.com, enables us to maintain a connection with each guest beyond the cruise voyage.

Health and Wellness Services

We curate and deliver an ever-innovating broad range of offerings for our cruise line and destination resort partners, centered around a holistic wellness approach, which includes:

•
Spa and Beauty. We offer a specialized suite of massage and body care services and therapies, together with a broad range of beauty treatments, including facials, hair styling, manicures and pedicures, and teeth whitening services, among other services custom-designed for our cruise line and destination resort partners.
•
Medi-spa. We offer medi-spa services on the majority of our ships. Our service menu consists of the leading medi-spa brands, including Dysport, Restylane, CoolSculpting, Thermage, dermal fillers, and microneedling, among others. Medi-spa services are administered by medically licensed professionals. By the end of 2025, we expect to offer medi-spa services on 151 ships.
•
Health. Our health and pain management offerings present one of our largest and most profitable categories. Our offerings include acupuncture, electro acupuncture, LED therapy, cupping, posture and gait analysis, GoodFeet Arch Supports, and NormaTec® compression therapy for recovery. Our services and guest experiences and outcomes are enhanced by our retail sale of our product offerings associated with the services.
•
Fitness. We offer guests use of premier fitness centers, featuring industry leading brands, programming and equipment, as well as personalized training services and expert consultation by our fitness professionals. These fitness centers offer guests use of strength equipment and cardiovascular equipment, such as treadmills, elliptical machines, exercise bicycles and rowing and stair machines featuring premier brands including Technogym®, Life Fitness®, Peloton® and TRX®. Boutique fitness classes, available to guests for a fee or at no charge depending on the class, include yoga, Pilates, high intensity interval training, bodyweight resistance training and indoor cycling, and feature programming from leading fitness brands, including TRX, F45 Training®, and certain Xponential Fitness® brands. Our fitness instructors are available to provide one-on-one paid personal fitness consultations and training services, such as body composition analysis and other leading diagnostic analytics to optimize performance and training results.
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
•
Mind-Body and Wellness. We offer our guests yoga, meditation and biofeedback.
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

Products

We sell over 1,100 branded product SKUs sourced from over 90 vendors due to our scale, competitive positioning in the highly valuable cruise and destination resort channels, superior operations, industry longevity and attractive captive audience at sea and on land. We sell products from leading brands, including ELEMIS, Grown Alchemist, Kerastase, Keratin Complex®, Thermage, Dysport, GoodFeet Arch Supports, Hyperice and Megawhite Teeth Whitening, among other leading brands. We have an exclusive supply agreement with ELEMIS with a remaining term of approximately six and a half years as of December 31, 2024, which may be continued at our election for an additional five years. We believe we have a leading retail attachment rate based on the number of products purchased by our guests in conjunction with a service compared to the broader consumer personal care services and retail industry. During 2024, product sales comprised approximately 19% of our revenues, enabling incremental revenue even at full treatment room utilization.

We utilize more than 71,000 square feet of warehouse space operated by a third party logistics provider in the Miami, FL metropolitan area to handle domestic cargo, bonded cargo, and Foreign Trade Zone international goods, enabling us to provide fulfillment services for our cruise inventory, e-commerce, and Shop & Ship program.

Health and Wellness Centers

As of December 31, 2024, we operated state-of-the-art health and wellness centers on 199 ships, including substantially all of the major cruise lines globally, and in 50 land-based destination resorts, principally in the United States, the Caribbean and Asia. Health and wellness centers are designed and branded for each cruise and destination resort partner to optimize the guest experience, maximize revenues and align with our partners’ brands and hospitality environment. Health and wellness centers range in size to more than 30,000 square feet and generally provide fitness areas and studios; body care, skin care, and medi-spa treatment rooms; beauty care salons; and elaborate thermal suites and/or saunas. Onboard health and wellness centers are generally located on higher ship decks, which encourages increased passenger interest and guest traffic.

Facility Design

Our cruise line and destination resort partners each seek differentiated health and wellness experiences for their guests. As such, we provide design capabilities for our cruise line and destination resort partners, creating bespoke branding and design consulting to optimize guest experiences and maximize revenues. We operate health and wellness centers under proprietary brands of Mandara® and Chavana®, as well as brands curated specifically for each cruise line, complete with cruise line and/or ship-specific service menus. As of December 31, 2024, we had 36 health and wellness centers under the Mandara brand and 11 centers under the Chavana brand.

Principal Cruise Line Partners

A significant portion of our revenue is generated from operating health and wellness centers under long-term contracts with the following cruise line partners, each of which accounted for more than 10% of our total revenues in 2024, 2023 and 2022, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, P&O, Princess, and Seabourn cruise lines): 41.2%, 41.1%, and 41.0%, Royal Caribbean (including Royal Caribbean, Celebrity Cruises, and Silversea cruise lines): 27.9%, 27.9%, and 28.0%, and Norwegian Cruise Line (including Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises): 16.8%, 16.4%, and 15.6%. These companies, combined, accounted for 167 of the 199 ships served by OneSpaWorld as of December 31, 2024. Our contracts are executed at the individual cruise line brand level, not with the parent company, giving OneSpaWorld a diverse customer base despite parent company aggregated revenue mix. Our contracts average five and a half years in duration.

The numbers of ships served as of December 31, 2024 under agreements with the respective cruise lines are listed below:

Cruise Line	Ships Served
Royal Caribbean (2)	28
Carnival (1)	27
Norwegian (3)	19
Princess (1)	16
Celebrity (2)	13
Holland America (1)	11
Costa (1)	9
Silversea (2)	11
Oceania (3)	7
P&O (1)	7
Seabourn (1)	6
Regent (3)	6
Windstar	6
Disney	6
Marella	5
Azamara	4
Cunard (1)	4
Carnival Australia (1)	3
Virgin	3
Saga	2
Adora	2
Crystal	2
Aroya	1
Mitsui	1
Total	199

(1)
Carnival Corporation, the parent company of Carnival Cruise Line, also owns Carnival Australia, Costa, Cunard, Holland America, P&O, Princess, and Seabourn.
(2)
Celebrity and Silversea are owned by Royal Caribbean.
(3)
Oceania and Regent are owned by Norwegian Cruise Line.

Destination Resort Locations and Partners

As of December 31, 2024, we provided health and wellness services at destination resorts in the following locations:

Country	Number of Destination Resort Spas
Maldives	14
United States (1)	10
Malaysia	9
Bahamas	3
Russia	3
Indonesia	2
Palau	2
Japan	2
Aruba	1
Egypt	1
Oman	1
Thailand	1
United Arab Emirates	1
Total	50

(1) Includes Puerto Rico.

Cruise Line and Destination Resort Agreements

Through our cruise line and destination resort agreements, we have the exclusive right to offer health, fitness, beauty and wellness services and the ability to sell complementary products onboard the ships and at the destination resorts we serve. Under the cruise line agreements, guests pay for our services through our cruise line partners, who retain a specified percentage of gross receipts from such sales before remitting the remainder to us. Our revenue share agreements result in a highly variable cost model, where the primary fixed costs are the meals and accommodations for our shipboard employees. Most of our cruise line agreements cover all of the then-operating ships of a cruise line and typically new ships are added to ships in service through an amendment to the agreement. The agreements have specified terms ranging from three to 8.6 years, with an average remaining term per ship of approximately four years as of December 31, 2024. Cruise lines can terminate the agreements with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship, or our failure to achieve specified passenger service standards. However, we have never had a contract terminated prior to our respective expiration date.

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

Recent collaborative initiatives with cruise line partners have proven to enhance performance across certain key performance indicators. We have developed a fully integrated pre-booking platform, which allows guests to book health and wellness treatments up to 12 months prior to the voyage. Pre-booked guests on average spend approximately 30% more than guests who book services once already onboard. We recently introduced a new pricing strategy, simplifying the choice architecture for our guests while continuing to make price adjustments across multiple areas within our health and wellness centers. Guests have responded positively, resulting in an increased service spend coupled with a higher frequency of longer treatments booked, and a shift toward booking relatively more premium and signature services. We have begun rolling out our dynamic pricing model to our full cruise fleet, which provides the ability to optimize demand and maximize utilization of our health and wellness centers. We continually monitor the results of our marketing efforts and adjust our strategies in order to use our marketing resources in a cost-effective manner.

Competition

With our over 90% market share in the outsourced maritime health and wellness center operations segment of the cruise industry, we have a small number of competitors. Across the destination resorts business, we compete with other outsource providers of health, fitness, beauty and wellness services to hotel and destination resort operators. The destination resorts business is highly fragmented, with no clear leader within this category.

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

Registrations for the OneSpaWorld®, Mandara and Chavana trademarks, among others, have been obtained in a number of countries throughout the world. We continue to apply for other trademark registrations in various countries.

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

With respect to environmental matters, we manage our operations alongside our third-party suppliers, cruise line operators, destination resort landlords, and other business partners. Among our practices, we source products for our health and wellness treatments and services from world-renowned skincare brands, some of which have initiated plastics reduction in their packaging. We operate on cruise lines that comply with marine environmental regulations. In addition, we reduce paper and plastic container usage, recycle materials in the workplace, and utilize light sensors to reduce electricity consumption.

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

Our Board of Directors (the “Board”) directly oversees policies, procedures and corporate culture promoting and upholding the ethical conduct of the Company’s business, including adopting and monitoring compliance with the Company’s Code of Ethics, which sets forth the Company’s policies of promoting high standards of integrity by and toward our employees. The Compensation Committee of our Board is responsible for advising the Board with respect to the compensation philosophy, policies, and procedures pertaining to our executive officers, in order to attract, retain and motivate the most talented management personnel. The Audit Committee of our Board is responsible for establishing procedures for identifying and fully addressing employee complaints and concerns through the Company’s Ethics Hotline and otherwise. The Nominating and Governance Committee of our Board is responsible for developing, recommending to the Board, and reviewing on an ongoing basis the Company’s social responsibility and sustainability policies, as well as reviewing and recommending to the Board enhancements to the Company’s Code of Ethics.

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

•
Our People. As of December 31, 2024, we had a total of 5,191 full-time employees, of which 4,952 worked primarily in health and wellness center operations, including management, sales, and support positions on cruise ships and in destination resorts around the world, 193 represented corporate management and operational support staff, and 46 were involved primarily in personnel recruiting and training. On each cruise ship and in every destination resort health and wellness center, we have a general manager and typically an assistant manager training to become a general manager, along with up to 96 total staff, depending on the scale of the health and wellness center. As a global operation, we have diverse teams of employees representative of the partners and markets we serve and in which we operate. We believe our employee relationships are strong across our business. We have a 100% promotion rate for our health and wellness center general managers, an average tenure of ten years for employees at our Coral Gables office, and tenures of 20 years to more than 30 years for our senior leaders, many of whom started with the Company as shipboard health and wellness center team members and advanced to positions at our Coral Gables office and London Wellness Academy.
•
Culture and Ethics. A culture of ethical behavior is at the forefront of our organization, binding our values and mission across every aspect of our business. We have instituted best practices to ensure that we continue to operate to the highest standards, including requiring all our employees to familiarize themselves during their training with, and adhere strictly to, our Code of Ethics and our corporate social responsibility and sustainability policies.
•
Diversity & Inclusion. Our Company achieves success by recruiting, training, supporting and sourcing our employees from diverse global populations, so as to best serve our cruise line and destination resort partners' diverse global customer base. Our employees are sourced globally and represent 88 nationalities, speaking 27 languages. In addition, at our corporate offices in the U.S. and our North America health and wellness centers, our employee base is comprised of seven distinct ethnicities. As of December 31, 2024, our employees had the following attributes:

	Female	Male
Employees (non-management)	3,950	878
Manager Staff	252	59
Senior Management	22	27
Executive Officers	1	2

Distinct Ethnicities
47%
5%
32%
10%
4%
1%
1%
White
Black or African American
Hispanic or Latino
Not specified
Asian
Two or more races
Native Hawaiian or Other Pacific Islander
American Indian

We educate employees, managers, and leadership on our essential objectives, strategies and initiatives. We provide annual trainings for all of our employees to encourage a culture of civility and a fully respectful workplace, and to assure awareness and adherence to our policies, practices, and procedures regarding harassment prevention, reporting and intervention in all respects.

•
Talent Attraction. Our success depends on our ability to recruit and train employees skilled in our customer service philosophy. We recruit prospective shipboard health and wellness center employees from a broad spectrum of geographies, providing a pipeline of talent from a wide range of demographics and economies. We are proud to bring valuable long-term employment and career opportunities to individuals residing and supporting families in major economies such as Australia, the British Isles, Canada, China, continental Europe, India, Indonesia, Japan, Mauritius, the Philippines, South Africa, South America, and Thailand, as well as smaller, less developed employment markets such as the Caribbean, Madagascar, Nepal, Nigeria, Ukraine, Zambia, and Zimbabwe, among others.

Countries from which we recruited personnel during 2024 are highlighted in blue on the map below.

•
Talent Retention: Compensation and Benefits. We strive to provide competitive pay and benefits for our employees.

Shipboard health and wellness center employees typically are employed under nine month-long agreements with fixed terms. Our compensation structure includes commissions received in connection with the provision of services and sales of products in our health and wellness centers. We make available to all our shipboard employees comprehensive health and dental care, free of charge during the terms of their employment agreements, as well as long-term disability and accidental death coverage, among other benefits. We provide transportation for our shipboard employees to and from their home countries. Our shipboard employees and their families and friends enjoy discounts on the services and products we offer for sale, as well as personalized fitness and wellness programs. We continuously strive to improve staff retention, resulting in staff across our fleet being comprised of more than 70% experienced personnel as of December 31, 2024.

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

•
Training and Development. Our business proactively innovates to serve the ever-changing needs and desires of our cruise line and destination resort partners and their guests. To do so, we arm our employees with best-in-class training and development in emerging areas of health and wellness and encourage all of our employees to apply a mindset of innovation. We operate in areas that are subject to specific regulation and licensing, and have developed extensive training and certification practices. Our efforts include training at our London Wellness Academy and our satellite training facilities in India, Jamaica, South Africa and the Philippines, ranging from two to six weeks depending on the profession and modality of each employee, periodic training sessions in Argentina and Serbia, and onboard training for certain of our shipboard employees, as well as management training courses at our Coral Gables office. All our employees are required to complete sexual harassment training.

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

Actual or Threatened Epidemics, Pandemics and Outbreaks of Illnesses may Have an Adverse Effect on our Business, Financial Condition and Results of Operations

Pandemics have had in the past, and may continue to have in the future, an adverse impact on our business, operations, results of operations and financial condition, including liquidity. We could become subject to actions taken by governments, businesses and individuals in response to the recent pandemic or future outbreaks of illnesses, including limiting or banning travel and cruises. A recurrence of the recent pandemic or future outbreaks of illnesses could have a negative impact on global and regional economies and economic activity, including an impact on unemployment rates and consumer discretionary spending, a short and/or longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence. A recurrence of the recent pandemic or future outbreaks of illnesses could also present a significant threat to our employees’ well-being and morale, which may impact employee productivity and employee retention.

The recent pandemic caused, and future outbreaks of illnesses may again cause, heightened volatility and disruptions in the global credit and financial markets, and this may adversely affect our ability to borrow and could increase our counterparty credit risks. Additionally, future outbreaks of illnesses may have adverse negative impacts on restrictions in the agreements governing our indebtedness that require us to maintain minimum levels of liquidity and otherwise limit our flexibility in operating our business, including the significant portion of assets that are collateral under these agreements.

Some credit agencies may downgrade our credit ratings as a result of future outbreaks of illnesses. If our credit ratings are downgraded, or if general market conditions were to ascribe a higher risk to our credit rating levels, our industry, or our company, our access to capital and the cost of debt financing could be negatively impacted. The interest rate we pay on our existing debt instruments is affected by our credit ratings. Accordingly, a downgrade may cause our cost of borrowing to further increase.

We Depend on Our Agreements with Cruise Lines and Destination Resort Health and Wellness Centers; if These Agreements Terminate, Our Business Would Be Harmed

A significant portion of our revenues are generated from our cruise ship health and wellness operations under our long-term agreements with our cruise line partners, which were adversely impacted by the recent pandemic, and could be adversely impacted again in the future by outbreaks of illnesses. Failure to renew our cruise line and destination resort agreements after their expiration date on similar terms or at all could have a material adverse effect on our business, results of operations and financial condition.

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

We Depend on the Cruise Industry and Their Risks Are Risks to Us

Prior to the recent pandemic, the cruise industry had never before experienced a complete cessation of its operations. The public concern over the recent pandemic, coupled with a drop in demand for international travel and leisure, and restrictions on international travel and immigration, adversely affected the demand for cruises. In addition, the recent pandemic caused, and future outbreaks of illnesses may cause some cruise lines to declare bankruptcy or cause their lenders to declare a default, accelerate the related debt, or foreclose on collateral. Such bankruptcies, accelerations or foreclosures could, in some cases, result in the termination of our agreements with certain of our cruise line partners and eliminate our anticipated income and cash flows, which could negatively affect our results of operations. Cruise lines in bankruptcy may not have sufficient assets to pay us termination fees, other unpaid fees, or reimbursements we are owed under their agreements with us. Even if some cruise lines do not declare bankruptcy, they may be unable or unwilling to pay us amounts to which we are entitled on a timely basis or at all. Cruise lines compete for consumer disposable leisure time dollars with virtually all other vacation alternatives. Demand for cruises is dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Economic changes such as unemployment, economic uncertainty, and the threat of a global recession reduce disposable income or consumer confidence in the countries from which our cruise line partners source their passengers and have affected the demand for vacations, including cruise vacations, which are discretionary purchases.

According to CLIA, North America, our core market, continues to remain the largest source market for passenger volume. During 2023, 57% of passengers in the global cruise industry were sourced from North America, and most increases to passenger volume were in the United States, with an incremental increase of 2.7 million passengers from 2019 to 2023. While the Caribbean remains the top destination for cruise travelers, representing 44.2% of passenger volume during 2023, a growing number of passengers are sourced from outside North America in markets such as Europe, Asia, Australasia, South America, and the Middle East. A significant portion of the cruise industry’s growth is expected to come from expansion of markets outside of our core North American market. We believe that non-North American passengers spend less on our services and products than North American passengers.

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

Severe weather conditions, both at sea and at ports of embarkation, also could adversely affect the cruise industry. The cruise industry also relies to a significant extent on airlines to transport passengers to ports of embarkation. In addition, any strikes or other disruptions of airline service, including those that could follow terrorist attacks or armed hostilities, heightened regulations pertaining to customs and border control and government policies placing limitations on the issuance of international travel visas, and travel bans to and from certain geographical areas, could adversely affect the ability of cruise passengers or our shipboard staff to reach their ports of embarkation, or could cause cancellation of cruises.

Cruise ships have increasingly had, and are expected to continue to have, itineraries which provide for the ships to be in port during cruises. When cruise ships are in port, our revenues are adversely affected compared with our revenues when cruise ships are at sea.

Cruise ships periodically go into dry-dock for routine maintenance, repairs and refurbishment for periods ranging from one to three weeks. Cruise ships also may be taken out of service unexpectedly for non-routine maintenance and repairs as a result of damage from an accident or otherwise, such as the Carnival Panorama, Princess Cruises' Regal Princess, and Royal Caribbean Icon of the Seas incidents in 2023 and 2024, respectively. A ship also may go out of service with respect to us if it is transferred to a cruise line we do not serve or if it is retired from service. While we attempt to plan appropriately for the scheduled removal from service of ships we serve, unexpected removals from service of ships we serve can hamper the efficient distribution of our shipboard personnel, in addition to causing unexpected reductions in our shipboard revenues.

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

We Are Required to Make Minimum Payments under Our Agreements and May Face Increasing Payments to Cruise Lines and Owners of Our Destination Resort Health and Wellness Centers

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2024, these payments were required by three of the agreements for our destination resort health and wellness centers.

As of December 31, 2024, we guaranteed total minimum payments to owners of our land-based venues of approximately $3.0 million in the aggregate for 2025. As of December 31, 2024, we guaranteed total minimum payments to cruise lines of approximately $173.3 million in the aggregate for 2025. This amount does not take into account canceled cruise voyages, which would not be subject to guaranteed minimum payment requirements. As we renew or enter into new agreements with cruise lines and land-based venues, we may experience increases in such required payments.

We Depend on the Continued Viability of the Ships and Destination Resort Health and Wellness Centers We Serve

Our revenues from our shipboard guests and guests at our destination resort health and wellness centers can only be generated if the ships and land-based venues we serve are open for business and continue to operate. Historically, some smaller cruise lines we served have ceased operating for economic reasons. We cannot be assured of the continued viability of any of the land-based venues (including our ability to protect our investments in build-outs of health and wellness centers) or cruise lines that we serve, particularly in the event of recurrence of the more severe aspects of the economic slowdown experienced in certain prior years, which may recur due to a future outbreak of illness or other disruptions. To the extent that cruise lines or land-based venues we serve, or could potentially serve in the future, cease to operate all or a portion of their operations, our results of operations and financial condition could be adversely affected.

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

We Depend on Our Key Officers and Qualified Employees

Our continued success will depend to a significant extent on our senior executive officers, including Leonard Fluxman, our Executive Chairman, President and Chief Executive Officer, Stephen Lazarus, our Chief Financial Officer and Chief Operating Officer, and Susan Bonner, our Chief Commercial Officer. The unanticipated loss of the services of any of these persons or other key management personnel, due to illness, disability, resignation or otherwise could have a material adverse effect on our business, results of operations and financial condition.

Our success is dependent on our ability to recruit and retain personnel qualified to perform our services. Shipboard employees typically are employed pursuant to agreements with terms of nine months. Our land-based health and wellness employees generally are employed without contracts, on an at-will basis. Other providers of shipboard health and wellness services compete with us for shipboard personnel. We also compete with destination resort health and wellness centers and other employers for our shipboard and land-based health and wellness personnel. Our inability to attract a sufficient number of qualified personnel in the future to provide our services and products could adversely impact our results of operations and financial condition. In addition, the immigration approval processes in the United States has in the past experienced severe backlog, and may in the future proceed at a slower pace than previously had been the case. Since many of our shipboard employees are not United States citizens, continuation or exacerbation of this trend of immigration restrictions could adversely affect our ability to meet our shipboard staffing needs on a timely basis.

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

In addition, we cannot assure you that the tax laws on which we have relied to minimize our income taxes will remain unchanged in the future. We are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting (“BEPS”) project initiated by the Organization for Economic Co-operation and Development (“OECD”). In July and October of 2021, the OECD/G-20 Inclusive Framework on BEPS released statements outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to rules for nexus and profit allocation (Pillar One) and rules for a 15% global minimum tax (Pillar Two). 140 member states have agreed to support implementation, including The Bahamas, where we earn a substantial portion of our revenue. On December 15, 2022, the European Union Member States formally adopted the European Union’s Pillar Two Directive with effective dates of January 1, 2024 and January 1, 2025 for certain aspects of the directive. Generally, the Pillar Two rules apply to multinational enterprises with annual revenue of €750 million or more in their consolidated financial statements in at least two of the four fiscal years immediately preceding the tested fiscal year. Given these revenue requirements, the earliest Pillar Two would apply to us would be beginning January 1, 2026. The Government of The Bahamas is currently implementing an International Business Income Tax in compliance with Pillar Two. Specifically, the Bahamas has announced plans to enact a qualified domestic minimum top up tax for multinational corporations that meet the aforementioned Pillar Two revenue thresholds. We are continuing to monitor Bahamas implementation of the new tax regime. In addition to Bahamas, certain European countries in which we have subsidiaries have either enacted or have draft Pillar Two legislation. If we become subject to such legislation but are not exempt under any revenue-based threshold to which such an income tax might be subject, and if certain restructuring alternatives being contemplated cannot be implemented, there could be a material adverse impact on our effective tax rate or higher cash tax liabilities for our operations, which could have a material adverse effect on our business, results of operations and financial condition.

Finally, we may in the future expand our land-based operations, the income from which is generally taxable, in which case the amount of our income that is subject to tax may materially increase.

The Success of Health and Wellness Centers Depends on the Hospitality Industry

We are dependent on the hospitality industry for the success of destination resort centers. Public concerns regarding the health and safety of travel and restrictions on international travel and immigration have adversely affected the hospitality industry. To the extent that consumers do not choose to stay at venues where we operate health and wellness centers, over which we have no control, our business, operations, results of operations and financial condition could be materially adversely affected.

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

The following are other risks related to the hospitality industry:

•
changes in the national, regional and local conditions (including major national or international terrorist attacks, armed hostilities, such as the ongoing conflicts between Russia and Ukraine and the conflicts in the Middle East, or other significant adverse events, including an oversupply of hotel properties or a reduction in demand for hotel rooms);
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

Increasing Scrutiny and Changing Expectations From Investors, Lenders, Customers, Government Regulators and Other Market Participants with Respect to our Environmental, Social and Governance (“ESG”) Policies and Activities may Impose Additional Costs on us or Expose us to Additional Risks

Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies and activities. Investors, lenders, government regulators, and other market participants are increasingly focused on ESG practices, with some placing increasing importance on the implications and social cost of their investments, and others seeking to limit the consideration of ESG factors and scrutinizing company ESG and DEI policies. Responding to ESG considerations, including those related to diversity and inclusion, environmental stewardship, local communities, labor conditions and human rights, ethics, compliance with law, and corporate governance and transparency, and implementing related goals and initiatives involve risks and uncertainties and depend in part on third-party performance, government policy priorities, or data that is outside our control.

We risk damage to our brand and reputation, potential government inquiries or litigation, or limited access to capital markets and loans if we fail to adapt to or comply with investor, lender, government regulator, or other stakeholder expectations and standards and potential government regulation in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, and corporate governance and transparency. In addition, compliance with standards and regulation may result in additional costs.

Increased Severe Weather, Including as A Result of Climate Change, May Disrupt Our Operations

Our operations may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornadoes, tsunamis, typhoons and volcanic eruptions. Most scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere that contribute to climate change could have significant physical effects on weather conditions, such as increased frequency and severity of hurricanes, storms, droughts, floods, fires, and other climatic events. It is possible that cruises we serve could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other factors. Extreme weather events, such as hurricanes, floods and typhoons, may not only cause disruption, alteration, or cancellation of cruises and closures of destination resort health and wellness centers but may also adversely impact commercial airline flights and other transport or prevent certain individuals from electing to utilize our offerings altogether. In addition, these extreme weather conditions could result in increased wave and wind activity, which would make it more challenging to sail and dock ships and could cause sea/motion sickness among guests and crew on the ships we serve. These events could have an adverse impact on the safety and satisfaction of cruising and could have an adverse impact on our net revenue yields and profitability. Additionally, these extreme weather conditions could impact our ability to provide our cruise products and services as well as to obtain insurance coverage for operations in such areas at reasonable rates.

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

Among other regulations, we are subject to the European Union General Data Protection Regulation (“EU GDPR”) and UK General Data Protection Regulation (“UK GDPR”), which impose significant obligations to businesses that sell products or services to EU and UK customers or otherwise control or process personal data of EU or UK residents. Should we violate or not comply with the EU GDPR or the UK GDPR, or any other applicable laws or regulations, contractual requirements relating to data security and privacy, either intentionally or unintentionally, or through the acts of intermediaries, we could experience a material adverse effect on our business, results of operations and financial condition, as well as become subject to significant fines, litigation, losses, third-party damages and other liabilities.

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

Our global operations subject us to potential liability under anti-corruption, economic sanctions, and other laws and regulations. The Foreign Corrupt Practices Act, the UK Bribery Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions or limitations on the conduct of our business, and damage to our reputation. Operations outside the U.S. may also be affected by changes in economic sanctions, trade protection laws, policies, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we improperly sell goods or otherwise operate improperly in areas subject to economic sanctions such as Crimea, Cuba, Iran, North Korea, Russia, Sudan, and Syria, or if we improperly engage in business transactions with persons subject to economic sanctions.

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

Artificial Intelligence Presents Challenges that Could Impact Our Business by Posing Security Risks to Confidential or Proprietary Information and Personal Data

The use of artificial intelligence ("AI"), combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to business operations. We have begun to incorporate proprietary and third-party AI into certain aspects of our business and operations, and we may continue to do so in the future. There may be significant risks involved in utilizing AI, and no assurance can be provided that our use will enhance our business and operations or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. If the AI solutions that we create or obtain from third parties are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. In addition, regulation of AI is rapidly evolving worldwide and AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection and information security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. We may not be able to anticipate how to respond to these rapidly evolving laws and regulations, and we may need to expend resources to adjust our use of AI in certain jurisdictions if the legal and regulatory frameworks are inconsistent across jurisdictions. Conversely, if we are unable or unwilling to adopt AI technologies in our business and operations, we may face competitive risks from our peers, who are utilizing these technologies, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Our vendors and third-party partners may incorporate artificial intelligence tools into their offerings with or without disclosing this use to us. The providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards concerning privacy and data protection, which may result in a loss of intellectual property or confidential information and/or cause harm to our reputation and the public perception of the effectiveness of our security measures. Further, bad actors around the world use increasingly sophisticated methods, including artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of December 31, 2024, we had $98.6 million of secured indebtedness under our Credit Facilities (as defined below). Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

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

We May Be Exposed to the Threat of Cyber Attacks and/or Data Breaches, which Could Cause Business Disruptions and Loss

Cyberattacks can vary in scope and intent from economically driven attacks to malicious attacks targeting our key operating systems with the intent to disrupt, disable or otherwise cripple our maritime and/or land-based operations. This can include any combination of phishing attacks, malware and/or viruses targeted at our key systems. The breadth and scope of this threat has grown over time, and the techniques and sophistication used to conduct cyberattacks, including from emerging technologies, such as generative forms of artificial intelligence, as well as the sources and targets of the attacks, change frequently. While we invest time, effort and capital resources to secure our key systems and networks, we cannot provide assurance that we will be successful in preventing or responding to all such attacks.

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

Cybersecurity remains a top priority for regulators around the world. The legal and regulatory environment surrounding cybersecurity in the U.S. and international jurisdictions is constantly evolving, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations relating to cybersecurity, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention and reputational damage, among other material adverse effects.

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

The Market Price and Trading Volume of Our Common Shares Has Been and May Continue to Be Volatile

The market price and trading volume of our common shares may be volatile and could decline significantly. We cannot provide assurance that the market price of our common shares will not fluctuate widely or decline significantly in the future in response to a number of factors, including, without limitation, the following:

o
the realization of any of the risk factors presented in this Annual Report on Form 10-K;
o
disease outbreaks and increased concern related to illness when traveling;
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

Certain Provisions in Our Articles May Limit Shareholders’ Ability to Affect a Change in Management or Control

Our Articles include certain provisions which may have the effect of delaying or preventing a future takeover or change in control of us that shareholders may consider to be in their best interests. Among other things, our Articles provide for a classified Board serving staggered terms of three years, super majority voting requirements with respect to certain significant transactions and restrictions on the acquisition of greater than 9.99% ownership without our Board’s approval. Our equity plans and our executive officers’ employment agreements provide certain rights to plan participants and those officers, respectively, in the event of a change in control of the Company.

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

Our information security program encompasses functions dedicated to both proactive and reactive management of cybersecurity threats. We implement our cybersecurity program internally through maintaining cybersecurity policies; deploying updated security technologies; and using third-party services and consultants to support and improve our cybersecurity program. Our proactive management of cybersecurity risks entails many actions, including actively monitoring our information technology systems; engaging service providers to monitor and, as appropriate, respond to cybersecurity threats; developing and updating incident response plans to address potential cybersecurity threats; and training our personnel on cybersecurity. We regularly engage third-party auditors and consultants and leverage our internal information security, audit, and compliance functions to assess various facets of our cybersecurity program. We also maintain enterprise-wide processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers.

We assess cybersecurity contingencies within our overall business continuity risk management planning process. Our information technology and information security teams utilize various technology tools to prevent, monitor, detect, and respond to cybersecurity threats. Our incident response policy outlines processes, roles, responsibilities, notifications, and other communications applicable to the assessment, mitigation, and remediation of realized cybersecurity events. The nature and scope of assessed risk of a realized cybersecurity event dictates the pace and extent of relevant processes, and communications, including an evaluation of any necessary or required disclosure. Depending on its nature and scope, a cybersecurity threat may be managed within our Information Security Operations Committee (ISOC), responsible for day-to-day management of cybersecurity risks, and escalated to our executive management team, the Audit Committee, and the Board, as appropriate.

We have not historically been materially impacted by risks from cybersecurity threats. As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, the breadth and scope of cybersecurity threats have grown over time and our systems and networks may be the target of increasingly sophisticated cyberattacks. For more information on our cybersecurity risks and their potential impact to our business, see Item 1A, “Risk Factors—Risks related to our Business—We May Be Exposed to the Threat of Cyber Attacks and/or Data Breaches, which Could Cause Business Disruptions and Loss.”

Governance

Management, under the supervision of our Chief Financial Officer (CFO), is directly responsible for assessing and managing cybersecurity risks and otherwise implementing our cybersecurity program. The CFO reports directly to the Executive Chairman. Our CFO regularly updates our Audit Committee and Board on cybersecurity matters.

In addition to providing regular updates to our Audit Committee and Board, the CFO is a member of the ISOC. The ISOC is also composed of leadership from a variety of functions, including information technology, information security, audit, compliance, finance and legal (when needed), to assess and manage cybersecurity developments and risks and our internal programs.

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

In addition to the ISOC, the CFO may call upon other business and legal stakeholders across our company to help manage cybersecurity threats and incidents. Our Audit Committee is responsible for oversight of our programs, policies, procedures, and risk management activities related to information security and data protection. The Audit Committee meets regularly with the CFO and CIO to discuss threats, risks, and ongoing efforts to enhance cyber resiliency, as well as changes to the broader cybersecurity landscape. Our Board also periodically participates in presentations on cybersecurity and information technology from internal leadership and external advisors. In addition to regular presentations, management promptly updates our Audit Committee and Board regarding significant threats and incidents as they arise.

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

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition. See Note 13 of our Notes to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information of Common Stock

Our common shares are traded on The Nasdaq Capital Market under the symbol “OSW.” As of February 20, 2025, there were 16 registered holders of our common shares.

Dividend Policy

Our Board declared the following quarterly dividends in 2024: (1) $0.04 per common share declared on July 23, 2024 and paid on September 4, 2024 to shareholders of record as of the close of business on August 21, 2024; and (2) $0.04 per common share declared on October 24, 2024 and paid on December 4, 2024 to shareholders of record as of the close of business on November 20, 2024.

The declaration and payment of future dividends to holders of our common shares is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

Repurchases and Sales of Unregistered Securities

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the quarter ended December 31, 2024.

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended December 31, 2024.

Stock Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (United States and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning December 31, 2019 and ending December 31, 2024.

The graph assumes that $100.00 was invested on December 31, 2019 in our common shares and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

The graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among OneSpaWorld Holdings Limited, the Nasdaq Composite Index, and the Dow Jones US Travel & Leisure Index

Dates	OneSpaWorld Holdings Limited	Nasdaq Composite	Dow Jones
Dec-31-2019	$100.00	$100.00	$100.00
Mar-31-2020	$24.11	$85.82	$60.53
Jun-30-2020	$28.33	$112.11	$69.30
Sep-30-2020	$38.60	$124.46	$77.31
Dec-31-2020	$60.21	$143.64	$93.22
Mar-31-2021	$63.24	$147.64	$101.19
Jun-30-2021	$57.54	$161.65	$100.74
Sep-30-2021	$59.20	$161.03	$100.69
Dec-31-2021	$59.50	$174.36	$101.84
Mar-30-2022	$60.75	$160.96	$95.82
Jun-30-2022	$42.58	$122.92	$77.64
Sep-30-2022	$49.88	$117.87	$77.35
Dec-30-2022	$55.40	$116.65	$86.31
Mar-31-2023	$71.20	$136.21	$99.20
Jun-30-2023	$71.85	$153.67	$105.06
Sep-29-2023	$66.63	$147.33	$97.04
Dec-29-2023	$83.73	$167.30	$105.76
Mar-28-2024	$78.56	$182.55	$111.50
Jun-28-2024	$91.27	$197.63	$108.71
Sep-30-2024	$98.04	$202.72	$120.97
Dec-31-2024	$118.17	$215.22	$127.33

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

	Year Ended December 31,
	2024	2023	2022
(In thousands)
REVENUES
Service revenues	$723,273	$648,091	$446,518
Product revenues	171,746	$145,954	$99,741
Total revenues	895,019	794,045	546,259
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	599,756	541,356	375,136
Cost of products	145,799	125,649	87,555
Administrative	18,827	17,111	15,777
Salary, benefits and payroll taxes	35,630	36,805	35,830
Amortization of intangible assets	16,571	16,823	16,823
Long-lived assets impairment	376	2,129	—
Total cost of revenues and operating expenses	816,959	739,873	531,121
Income from operations	78,060	54,172	15,138
OTHER (EXPENSE) INCOME, NET
Interest expense	(10,048)	(21,395)	(15,755)
Interest income	1,167	280	—
Change in fair value of warrant liabilities	7,677	(37,557)	54,400
Total other (expense) income, net	(1,204)	(58,672)	38,645
Income (loss) before income tax expense (benefit)	76,856	(4,500)	53,783
INCOME TAX EXPENSE (BENEFIT)	3,992	(1,526)	624
NET INCOME (LOSS)	$72,864	$(2,974)	$53,159
Adjusted EBITDA (1)	$112,076	$89,192	$50,384

	December 31,
	2024	2023	2022
Balance Sheet Data (In thousands):
Working Capital (2)	$23,463	$16,961	$15,068
Total Assets	746,423	706,140	717,435
Total Liabilities	191,926	272,071	351,626
Total Shareholders' Equity	554,497	434,069	365,809

(1)
We define Adjusted EBITDA as Net Income (loss) plus income tax expense (benefit), interest income, interest expense, depreciation and amortization, long-lived assets impairment, stock-based compensation, change in fair value of warrant liabilities and business combination costs.

(2)
Working capital calculated as current assets less current liabilities, less cash and cash equivalents and restricted cash.

The following table reconciles Net Income (Loss) to Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net Income (loss)	$72,864	$(2,974)	$53,159
Income tax expense (benefit)	3,992	(1,526)	624
Interest income	(1,167)	(280)	—
Interest expense	10,048	21,395	15,755
Depreciation and amortization	24,276	22,040	22,353
Long-lived assets impairment	376	2,129	—
Stock-based compensation	9,071	10,138	12,893
Change in fair value of warrant liabilities	(7,677)	37,557	(54,400)
Business combination costs (a)	293	713	—
Adjusted EBITDA	$112,076	$89,192	$50,384

(a)
Business combination costs refers to legal and advisory fees incurred by OneSpaWorld in connection with the secondary offering and warrant conversion.

Note Regarding Non-GAAP Financial Information

We believe that Adjusted EBITDA, as a non-GAAP measure, when reviewed in conjunction with GAAP financial measures, and not in isolation or as a substitute for analysis of our results of operations under GAAP, is useful to investors as it is a widely used measure of performance and the adjustments we make provide investors further insight into our profitability and additional perspectives in comparing our performance to other companies and in comparing our performance over time on a consistent basis. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Adjusted EBITDA has limitations as profitability measures in that it does not include total amounts for interest expense on our debt, change in fair value of warrant liabilities and provision for income taxes, and the effect of our expenditures for capital assets and certain intangible assets. In addition, this non-GAAP measure has limitations as a profitability measure in that it does not include the impact of certain expenses related to items that are settled in cash. Because of these limitations, the Company relies primarily on its GAAP results.

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

The information for the years ended December 31, 2024, 2023 and 2022 is derived from OneSpaWorld’s audited Consolidated Financial Statements and the notes thereto included elsewhere in this report.

Any reference to “OneSpaWorld” refers to OneSpaWorld Holdings Limited and our consolidated subsidiaries on a forward-looking basis.

Overview

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. We are positioned as a leader in the hospitality-based health and wellness industry. Our highly trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard cruise ships and at destination resorts globally. We are the market leader at more than 18x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform, as well as decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay.

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
•
Revenue Days. Revenue days are the days on which the health and wellness centers are open onboard a revenue generating cruise with passengers.
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

The following table sets forth the above key performance indicators for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Period End Ship Count	199	193	179
Average Ship Count	190	180	146
Average Weekly Revenues Per Ship	$86,213	$80,013	$66,494
Average Revenues Per Shipboard Staff Per Day	$572	$555	$539
Revenue Days	69,365	65,670	53,330
Period End Resort Count	50	51	50
Average Resort Count	52	50	47
Average Weekly Revenues Per Destination Resort	$13,962	$15,242	$14,946

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

Cost of services. Cost of services consists primarily of an allocable portion of payments to cruise lines (which are derived as a percentage of service revenues or a minimum annual rent or a combination of both), an allocable portion of wages paid to shipboard employees, an allocable portion of staff-related shipboard expenses, costs related to recruitment and training of shipboard employees, wages paid directly to destination resort employees, payments to destination resort venue owners, the allocable cost of products consumed in the rendering of a service, and health and wellness center depreciation. Cost of services has historically been highly variable; increases and decreases in cost of services are primarily attributable to a corresponding increase or decrease in service revenues. Cost of services has improved as a percentage of revenue due to higher revenues and cost efficiencies.

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

Amortization of intangible assets. Amortization of intangible assets are comprised of the amortization of intangible assets with definite useful lives (e.g., retail concession agreements, destination resort agreements, licensing agreements) and amortization expenses associated with the business combination in March 2019.

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

Net (loss) income. Net (loss) income consists of income (loss) from operations less other income (expense) and income tax (benefit) expense.

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, but not limited to:

•
The number of health and wellness centers we operate on cruise ships and in destination resorts. The number of cruise ships on which we operate during each period is primarily impacted by our renewal of existing cruise ship partner agreements, introductions of new ships to service under our existing agreements, agreements with new cruise line partners, ships temporarily out of service for maintenance and repair, and ships prevented from sailing due to outbreaks of illnesses, among other factors. The number of destination resorts in which we operate during each period is primarily attributable to renewal of existing agreements with destination resort partners and destination resorts prevented from operating due to outbreaks of illnesses, among other factors.
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
•
Collaboration with cruise line partners, including targeted marketing and promotion initiatives, as well as implementation of proprietary technologies to increase center utilization via pre-booking and pre-payment of health and wellness services. We directly market and promote to onboard passengers as a result of increasing collaboration with our cruise line partners. We also utilize our proprietary health and wellness services pre-booking and pre-payment technology platforms integrated with certain of our cruise line partners’ pre-cruise planning systems. These areas of increased collaboration with cruise line partners are resulting in higher productivity, revenue generation, and profitability across our health and wellness centers.
•
The impact of weather. Our health and wellness centers onboard cruise ships and in select destination resorts may be negatively affected by the frequency and intensity of hurricanes, which may be impacted by climate change. The negative impact of hurricanes in the Northern Hemisphere is highest during peak season, from August through October.
•
Other risks and uncertainties. Our revenues and financial performance may be impacted by other risks and uncertainties, including, without limitation, those set forth under the section entitled “Risk Factors”.

The effect of each of these factors on our revenues and financial performance varies from period to period.

Results of Operations

Comparison of Results for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,

($ in thousands)	2024	% of Total Revenue	2023	% of Total Revenue
REVENUES
Service revenues	$723,273	80.8%	$648,091	81.6%
Product revenues	171,746	19.2%	145,954	18.4%
Total revenues	895,019	100.0%	794,045	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	599,756	67.0%	541,356	68.2%
Cost of products	145,799	16.3%	125,649	15.8%
Administrative	18,827	2.1%	17,111	2.2%
Salary, benefits and payroll taxes	35,630	4.0%	36,805	4.6%
Amortization of intangible assets	16,571	1.9%	16,823	2.1%
Long-lived assets impairment	376	0.0%	2,129	0.3%
Total cost of revenues and operating expenses	816,959	91.3%	739,873	93.2%
Income from operations	78,060	8.7%	54,172	6.8%
OTHER (EXPENSE) INCOME, NET
Interest expense	(10,048)	-1.1%	(21,395)	-2.7%
Interest income	1,167	0.1%	280	0.0%
Change in fair value of warrant liabilities	7,677	0.9%	(37,557)	-4.7%
Total other expense, net	(1,204)	-0.1%	(58,672)	-7.4%
Income (loss) before income tax expense (benefit)	76,856	8.6%	(4,500)	-0.6%
INCOME TAX EXPENSE (BENEFIT)	3,992	0.4%	(1,526)	-0.2%
NET INCOME (LOSS)	$72,864	8.1%	$(2,974)	-0.4%

Revenues. Total revenues increased 13% to $895.0 million compared to $794.0 million for the year ended December 31, 2023. The increase in each of Service revenues and Product revenues was driven by (i) a 4% increase in our Revenue Days of the existing fleet, which positively impacted revenue by $39.3 million, (ii) a 4% increase in our guest spend, which led to a $32.4 million increase in revenue, and (iii) fleet expansion, which contributed $31.8 million in revenue. Contributing to the increased volume and spend was $20.3 million in increased pre-booked revenue on health and wellness centers included in our ship count as of December 31, 2024.

The break-down of Revenue between Service and Product revenues was as follows:

•
Service revenues. Service revenues for the year ended December 31, 2024 were $723.3 million, an increase of $75.2 million, or 12%, compared to $648.1 million for the year ended December 31, 2023.
•
Product revenues. Product revenues for the year ended December 31, 2024 were $171.7 million, an increase of $25.8 million, or 18%, compared to $146.0 million for the year ended December 31, 2023.

Cost of services. Cost of services were $599.8 million compared to $541.4 million in the year ended December 31, 2023. The increase was primarily attributable to costs associated with increased Service revenues of $723.3 million for the year ended December 31, 2024, compared with Service revenues of $648.1 million for the year ended December 31, 2023.

Cost of products. Cost of products were $145.8 million compared to $125.6 million for the year ended December 31, 2023. The increase was primarily attributable to costs associated with increased Product revenues of $171.7 million for the year ended December 31, 2024, compared to Product revenues of $146.0 million for the year ended December 31, 2023.

Administrative. Administrative expenses for the year ended December 31, 2024 were $18.8 million, an increase of $1.7 million, or 10%, compared to $17.1 million for the year ended December 31, 2023. The increase was attributable to increased professional fees of $1.7 million primarily incurred in connection with public company costs including Sarbanes-Oxley compliance work.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the year ended December 31, 2024 were $35.6 million, a decrease of $1.2 million, or 3%, compared to $36.8 million for the year ended December 31, 2023. The decrease was primarily attributable to $1.1 million lower stock-based compensation expense for the year ended December 31, 2024.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2024 and 2023 were $16.6 million and $16.8 million, respectively.

Long-lived assets impairment. Long-lived assets impairment charges for the year ended December 31, 2024 were $0.4 million compared to $2.1 million for the year ended December 31, 2023. The 2024 impairment was related to the closure in 2024 of one of our destination resort health and wellness centers as a result of the hotel operator deciding to no longer offer spa operations. The 2023 impairment was comprised of destination resort agreements-intangible asset, property and equipment charges, and licensing agreement-intangible charges of $1.3 million, $0.5 million and $0.4 million, respectively. The impairment was primarily related to the expected closure in 2024 of destination resort health and wellness center as a result of the expected demolition of the hotel where the health and wellness center was located.

Other (expense) income, net. Other (expense) income, net includes Interest expense and Changes in fair value of the warrant liabilities. Interest expense, net for the year ended December 31, 2024, was $8.9 million, a decrease of $12.2 million, or 58%, compared to $21.1 million for the year ended December 31, 2023. The decrease in Interest expense, net was primarily from lower debt balances and a one-time $5.4 million deleveraging fee incurred during the fourth quarter on 2023. Since the year ended December 31, 2023, we have repaid a total of $59.6 million in debt instruments. The Change in fair value of warrant liabilities was the result of the remeasurement to fair value of the warrants exercised during the year ended December 31, 2024 reflecting changes in market prices of our Common stock and other observable inputs deriving the value of these financial instruments. The Company has no outstanding warrants as of December 31, 2024; accordingly, there will be no impact on the Consolidated Statement of Operations in future periods.

Income tax expense (benefit). Income tax expense (benefit) for the year ended December 31, 2024 was an expense of $4.0 million, an increase of $5.5 million, or 362%, compared to a benefit of ($1.5) million for the year ended December 31, 2023. The increase was primarily driven by the recognition of a discrete tax benefit of approximately $3.4 million in uncertain tax benefits during the third quarter of 2023 related to foreign tax exposures as a result of our participation in a tax amnesty program in Italy that settled such liability in August 2023, offset by an increase in the taxable income, the change in valuation allowance and the decrease in availability of net operating losses.

Net income (loss). Net income was $72.9 million, or Net income per diluted share of $0.69, as compared to Net loss of ($3.0) million or Net loss per diluted share of ($0.03) for the year ended December 31, 2023. The change was primarily attributable to a $45.2 million positive Change in fair value of warrant liabilities reflected in Other income (expense), a $12.2 million decrease in Interest expense, net and a $23.9 million increase in Income from operations. All warrants were exercised or cancelled in 2024. The Change in fair value of warrant liabilities was the result of the remeasurement to fair value of the warrants exercised during fiscal year 2023 reflecting changes in market prices of our Common stock and other observable inputs deriving the value of these financial instruments. The $12.2 million decrease in Interest expense, net was primarily due to lower debt balances, offset by a one-time $5.4 million deleveraging fee incurred during the fourth quarter of 2023. The $23.9 million change in Income from operations primarily derived from the increase in the number of health and wellness centers onboard ships operating during the year and increased productivity of our Maritime health and wellness centers.

Comparison of Results for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
($ in thousands)	2023	% of Total Revenue	2022	% of Total Revenue
REVENUES
Service revenues	$648,091	81.6%	$446,518	81.7%
Product revenues	145,954	18.4%	99,741	18.3%
Total revenues	794,045	100.0%	546,259	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	541,356	68.2%	375,136	68.7%
Cost of products	125,649	15.8%	87,555	16.0%
Administrative	17,111	2.2%	15,777	2.9%
Salary, benefits and payroll taxes	36,805	4.6%	35,830	6.6%
Amortization of intangible assets	16,823	2.1%	16,823	3.1%
Long-lived assets impairment	2,129	0.3%	—	0.0%
Total cost of revenues and operating expenses	739,873	93.2%	531,121	97.2%
Income from operations	54,172	6.8%	15,138	2.8%
OTHER (EXPENSE) INCOME, NET
Interest expense	(21,395)	-2.7%	(15,755)	-2.9%
Interest income	280	0.0%	—	0.0%
Change in fair value of warrant liabilities	(37,557)	-4.7%	54,400	10.0%
Total other (expense) income, net	(58,672)	-7.4%	38,645	7.1%
Income (loss) before income tax expense	(4,500)	-0.6%	53,783	9.8%
INCOME TAX (BENEFIT) EXPENSE	(1,526)	-0.2%	624	0.1%
NET (LOSS) INCOME	$(2,974)	-0.4%	$53,159	9.7%

Revenues. Total revenues increased 45% to $794.0 million compared to $546.3 million for the year ended December 31, 2022. The increase in each of Service revenues and Product revenues was primarily driven by a $202.5 million increase resulting from a higher number of spa guests due to a 20% increase in the number of Revenue Days that we operated health and wellness centers, representing a return to pre-COVID-19 pandemic levels. Additionally, fleet expansion contributed $16.0 million in the year. Our average guest spend including price and product mix rose by 5%, which positively impacted revenue by $25.8 million. Contributing to the increased volume and spend was $24.5 million in increased pre-booked revenue on health and wellness centers included in our ship count as of December 31, 2022.

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

Cost of services. Cost of services were $541.4 million compared to $375.1 million for the year ended December 31, 2022. The increase was primarily attributable to costs associated with increased Service revenues of $648.1 million for the year ended December 31, 2023 from our operating health and wellness centers at sea and on land, compared with Service revenues of $446.5 million for the year ended December 31, 2022.

Cost of products. Cost of products were $125.6 million compared to $87.6 million for the year ended December 31, 2022. The increase was primarily attributable to costs associated with increased Product revenues of $146.0 million for the year ended December 31, 2023 from our operating health and wellness centers at sea and on land, compared to Product revenues of $99.7 million for the year ended December 31, 2022.

Administrative. Administrative expenses for the year ended December 31, 2023 were $17.1 million, an increase of $1.3 million, or 8%, compared to $15.8 million for the year ended December 31, 2022. The increase was primarily attributable to professional fees of $0.7 million incurred during the year ended December 31, 2023 for a secondary offering of common shares by selling shareholders related to the business combination in March 2019 and increased public company costs of $0.6 million as the Company exited emerging growth company status.

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

Other (expense) income, net. Other (expense) income, net includes interest expense and changes in the fair value of the warrant liabilities. Interest expense, net for the year ended December 31, 2023 was $21.1 million, an increase of $5.4 million, or 34%, compared to $15.8 million for the year ended December 31, 2022. The increase was primarily attributable to a one-time $5.4 million deleveraging fee to our lenders that was required under the First Lien Term Facility agreement due to our lower net debt leverage ratio at year end. The change in fair value of the outstanding warrants during the year ended December 31, 2023 was a loss of ($37.6) million compared to a gain of $54.4 million during the year ended December 31, 2022. Net loss in the change in fair value of warrant liabilities was the result of increases in market prices of our common stock and other observable inputs deriving the value of the financial instruments and the exchange of approximately 95% of the Public Warrants and approximately 50% of Sponsor Warrants for the Company’s common shares in April 2023.

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

Liquidity and Capital Resources

Overview

We fund our operations principally with cash flow from operations. Our principal uses for our liquidity have been funding our health and wellness centers onboard 199 cruise ships and in 50 destination resorts, including associated working capital investment and capital expenditures; debt service, including $59.6 million repayment of our First Lien Term Loan Facility; purchasing 1,395,432 of our common shares from Steiner Leisure Limited pursuant to a Shares Repurchase Agreement, and purchasing 745,302 of our common shares under a Share Repurchase Program, among other uses of our liquidity.

On September 20, 2024, the Company and its subsidiaries, Dory Acquisition Sub, Inc. and OneSpaWorld (Bahamas) Limited, entered into a credit agreement with Bank of America, N.A., as administrative agent, and certain lenders party thereto, providing for senior secured credit facilities consisting of (x) a term loan facility of $100 million (of which $70 million was borrowed by Dory Acquisition and $30 million was borrowed by OneSpaWorld Bahamas) (the "Term Loan Facility"), which was fully drawn on the Closing Date, and (y) a revolving loan facility of up to $50 million (the "Revolving Facility") and, together with the Term Loan Facility, the "Credit Facilities"), which Revolving Facility remained undrawn upon the closing of the Credit Facilities and as of

December 31, 2024. The Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the Revolving Facility. The Credit Facilities mature on September 20, 2029.

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

The Term Loan Facility requires us to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Credit Facilities). We also are required to make quarterly amortization payments equal to 1.25% of the original principal amount of the Term Loan Facility commencing on March 31, 2025 (subject to reductions by optional and mandatory prepayments of the loans). We may prepay the Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs.

The proceeds from the Credit Facilities were used, together with cash on hand, to repay in full the remaining principal balance of the First Lien Term Loan Facility and to pay related financing costs of the Credit Facilities. Accordingly, as of December 31, 2024, our First Lien Term Loan Facility has been fully paid and terminated.

We have concluded that we will have sufficient liquidity to satisfy our existing and planned capital requirements over the next twelve months and thereafter and comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72,864	$(2,974)	$53,159
Depreciation and amortization	24,276	22,040	22,353
Long-lived assets impairment	376	2,129	—
Stock-based compensation	9,071	10,138	12,893
Amortization of deferred financing costs	782	1,463	1,103
Income tax benefit from change in reserve of uncertain tax positions	—	(3,440)	—
Losses on early extinguishment of debt	735	—	—
Change in fair value of warrant liabilities	(7,677)	37,557	(54,400)
Provision for doubtful accounts	18	59	18
Loss from write-offs of property and equipment	119	14	10
Deferred income taxes	1,137	(2,092)	(181)
Change in working capital	(22,903)	(1,518)	(10,192)
Net cash provided by operating activities	78,798	63,376	24,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,743)	(5,415)	(4,825)
Net cash used in investing activities	(6,743)	(5,415)	(4,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	51,698	2,426	59
Repurchase of common shares	(18,988)	(9,042)	—
Proceeds from term loan facility	100,000	—	—
Repayment on first and second lien term loan facilities	(159,639)	(56,042)	(18,776)
Payment of deleveraging fee on first lien term loan facilities	(5,420)	—	—
Dividends	(8,331)	—	—
Payment of deferred financing costs	(1,528)	—	—
Net cash used in financing activities	(42,208)	(62,658)	(18,717)
Effect of exchange rate changes on cash	(112)	337	(792)
Net increase(decrease) in cash and cash equivalents and restricted cash	29,735	(4,360)	429
Cash and cash equivalents and restricted cash, Beginning of period	28,902	33,262	32,833
Cash and cash equivalents and restricted cash, End of period	$58,637	$28,902	$33,262
Comparison of Results for the Years Ended December 31, 2024 and 2023

Operating activities. Our net cash provided by operating activities for the year ended December 31, 2024 and 2023 were $78.8 million and $63.4 million, respectively. In the year ended December 31, 2024, net operating cash flows continued to increase from the comparable 2023 period, as the Company grew total revenue by 13% and income from operations by 44% and reduced interest expense, net by 58%, which interest expense reduction was attributable to repayment of indebtedness, further enhancing our balance sheet.

Our Net cash provided by operating activities for the year ended December 31, 2024 and 2023, were $78.8 million and $63.4 million, respectively. This increase of $15.4 million was due to a $36.8 million increase in Net income (loss), net of non-cash items offset by a change in working capital of $21.4 million. The increase in Net income (loss), net of non-cash items was primarily attributable to: (i) increased revenues from a higher number of health and wellness center guests on our existing fleet, expansion of our fleet by five ships, and higher guest spend, and (ii) reduced Interest expense which was attributable to lower debt balances. For further discussion see “Results of Operations” above. The $21.4 million change in working capital were cash outflows of $22.9 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively. The cash outflows from working capital for the year ended December 31, 2024, were primarily driven by:

•
a $22.1 million increase in Other non-current assets reflecting capitalized contract costs incurred to enter into new or to renew long-term contracts partially offset by an increase in other long-term liabilities of $7.3 million which relate to fees accrued to cruise line partners;

•
a $5.5 million increase in Accounts receivable, net primarily reflecting the growth in Revenues; and
•
a $2.0 million decrease in Accounts payable primarily related to the timing of vendor payments;

The cash outflows from working capital for the year ended December 31, 2023 were primarily driven by:

•
a $7.3 million increase in Accounts receivable, net reflecting the growth in Revenues; and
•
a $7.7 million increase in Inventories, net as a result of increased purchases reflecting the growth in Revenues and anticipation of increased shipments in the first quarter of 2024, offset by a $13.6 million increase in Accounts payable and Accrued expenses driven by inventory purchases and timing of vendor payments.

Investing activities. Our Net cash used in investing activities for the year ended December 31, 2024 and 2023 were $(6.7) million and $(5.4) million, respectively. During the year ended December 31, 2024, we continued to make investments in computer hardware and software (including artificial intelligence) and medi-spa equipment.

Financing activities. Our Net cash provided by financing activities for the year ended December 31, 2024 and 2023 were $(42.2) million and $(62.7) million, respectively. For the year ended December 31, 2024, the Company received proceeds from the exercise of public and private warrants of $51.7 million, received proceeds from the Term Loan Facility of $100.0 million, repaid $159.6 million on the First Lien Term Loan Facility, paid a $5.4 million deleveraging fee on the First Lien Term Loan Facility, paid Dividends of $8.3 million, utilized $19.0 million to repurchase 1,351,688 of our common shares, and paid $1.5 million in deferred financing costs. For the year ended December 31, 2023, the Company repaid $41.0 million on the First Lien Term Loan Facility, repaid the final $15.0 million on the Second Lien Term Loan Facility, thus fully extinguishing this facility, utilized $9.0 million in cash to repurchase 789,046 of our common shares, and received proceeds from the exercise of warrants of $2.4 million.

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

Seasonality

A significant portion of our revenues are generated onboard cruise ships and are subject to specific individual cruise itineraries as to time of year and geographic location, among other factors. As a result, we experience varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in the highest revenue yields for us. Further, cruises and destination resorts have been negatively affected by the frequency and intensity of hurricanes, which may be impacted by climate change. The negative impact of hurricanes in the Northern Hemisphere is highest during peak season, from August through October.

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

Inventories. Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for resale for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated net realizable value. The Company’s evaluation of net realizable value requires judgment and is based on specific assumptions. The establishment of inventory reserves principally involves the estimate of the amount of inventories that will be used in health and wellness services we provide in our health and wellness centers and that will be sold to our health and wellness center guests, which is uncertain and dependent on our cruise line and destination resort partners and their customers who use our services. No inventory reserve was recorded during the years ended December 31, 2024, 2023 and 2022.

Indefinite-Lived Intangible Assets. Trade name represents our identifiable intangible asset not subject to amortization and is assessed for impairment annually each October or, more frequently, when events or circumstances dictate an interim test is necessary. The impairment assessment for trade name allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative trade name impairment test. We would perform the quantitative test if our qualitative assessment determined it was more-likely-than-not that the trade name is impaired. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, and historical company performance in assessing fair value. Our trade name would be considered impaired if its carrying value exceeds its estimated fair value. As of October 1, 2024, 2023 and 2022, we performed our annual trade name indefinite-lived intangible asset impairment quantitative test and determined there was no incremental impairment. The trade name was valued through application of the relief from royalty method. Under this method, a royalty rate is applied to the revenues associated with the trade name to capture value associated with use of the name as if licensed. The resulting royalty savings are then discounted to present fair value at rates reflective of the risk and return expectations of the interests to derive its fair value as of the impairment testing date.

Definite-Lived Intangible Assets. We review definite-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated future cash flows, that the carrying amount of these assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As part of the process, we exercise judgment to:

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

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our revenues or results of operations. However, public demand for activities, including cruises, is influenced by general economic conditions, including inflation, global concerns regarding health, and customer preferences. Periods of economic softness could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent and could adversely affect our results of operations and financial condition. Severe adverse economic conditions, increases in inflation rates and interest rates, as well as periods of fuel price increases, could have a material adverse effect on our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Concentration of credit risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2024 and 2023, respectively, none of the destination resort spas we served represented greater than 10% of our accounts receivable. As of December 31, 2024 and 2023, respectively, three and two, respectively, of the cruise lines we served represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for credit losses. The Company records an allowance for credit losses with respect to accounts receivable using historical collection experience and current and forecasted business conditions. Generally, an account receivable balance is written off once it is determined to be uncollectible. Our expected credit losses are based on historical collection experience, current and forecasted business conditions and other facts and circumstances. The allowance for credit losses was $0.2 million as of each of December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023 and 2022, allowance for credit losses expense amounted to $0.02 million, $0.06 million and $0.02 million, respectively. Allowance for credit losses expense is included within administrative operating expenses in the accompanying Consolidated Statements of Operations.

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

Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we have used interest rate swaps to manage net exposure to interest rate changes to our borrowings. These swaps are typically entered into with a group of financial institutions with investment grade credit ratings, thereby reducing the risk of credit loss. A hypothetical 10% change in our interest rate would change our results of operations by approximately $0.6 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated February 21, 2025, are filed as part of this report, beginning on page F-l.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of, our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 and provided reasonable assurance that information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding such required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plan Election

On November 13, 2024, Leonard Fluxman, the Company’s Executive Chairman, President and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on November 4, 2026, subject to earlier termination in accordance with its terms. The aggregate number of common shares authorized to be sold pursuant to the trading arrangement is 600,000 shares.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is contained under the caption “Corporate Governance” in our Proxy Statement for our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of the year ended December 31, 2024 (the "2025 Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is contained under the captions “Compensation of Directors and Executive Officers” and “Corporate Governance” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item 12 is contained under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is contained under the caption “Corporate Governance” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is contained under the caption “Proposals to be Voted On —Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement and is incorporated herein by reference.

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

Audited Consolidated Financial Statements for OneSpaWorld Limited and Subsidiaries

Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2024 and 2023.

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.

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

2.1

Business Combination Agreement, dated as of November 1, 2018, by and among Steiner Leisure, Steiner US, Nemo UK, Steiner UK, SMS, the Seller Representative, Haymaker, OneSpaWorld, Dory US Merger Sub, Dory Foreign Holding Company, Dory Intermediate and Dory US Holding Company (incorporated by reference to Amendment No. 4 to Registration Statement on Form S-4 filed on February 14, 2019).

2.2

Amendment No. 1 to Business Combination Agreement, dated as of January 7, 2019, by and between, Steiner Leisure Limited and Haymaker Acquisition Corp. (incorporated by reference to Annex A-2 to the proxy statement/prospectus, forming a part of the Registration Statement on Form S-4 filed on February 14, 2019).

3.1	Amended and Restated Memorandum of Association and Articles of Association OneSpaWorld Holdings Limited (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 25, 2019).

3.2

Third Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association of OneSpaWorld Holdings Limited (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 15, 2020).

4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1

Second Lien Credit Agreement, dated as of March 19, 2019, by and among OneSpaWorld Holdings Limited, Dory Intermediate LLC, the lenders party thereto and Cortland Capital Market Services LLC, as the Administrative Agent and as the Collateral Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 25, 2019).

10.2

Credit Agreement, dated as of September 20, 2024, among Dory Acquisition Sub, Inc., OneSpaWorld (Bahamas) Limited, OneSpaWorld Holdings Limited, the subsidiary guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 25, 2024).

10.3

Registration Rights Agreement, dated as of March 19, 2019, by and among OneSpaWorld Holdings Limited, Steiner Leisure Limited, Haymaker Sponsor, LLC and, solely for the purpose of certain provisions thereof, Haymaker Acquisition Corp. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 25, 2019).

10.4

Second Amended and Restated Registration Rights Agreement, dated as of June 12, 2020, by and among OneSpaWorld Holdings Limited, Steiner Leisure Limited, and the investors named on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 15, 2020).

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-4 filed on January 22, 2019).

10.6

Investment Agreement, dated as of April 30, 2020, by and among OneSpaWorld Holdings Limited and the investors named thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2020).

10.7

Governance Agreement, dated as of June 12, 2020, by and among OneSpaWorld Holdings Limited, Steiner Leisure Limited and, solely for purposes of Section 18 thereof, Haymaker Acquisition Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 15, 2020).

10.8†	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 25, 2019).

10.9

Director Designation Agreement, dated as of November 1, 2018, by and among OneSpaWorld Holdings Limited, Haymaker Sponsor, LLC and Steiner Leisure Limited (incorporated by reference to Exhibit 10.2 to Haymaker Acquisition Corp. Form 8-K filed on November 1, 2018).

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

10.12†

Employment and Severance Agreement, dated as of October 13, 2020, by and between OneSpaWorld Holdings Limited and Susan Bonner (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 14, 2020).

10.13†

Form of OneSpaWorld Holdings Limited October 2020 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 dated and filed October 13, 2020).

10.14†

Form of OneSpaWorld Holdings Limited October 2020 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 dated and filed October 13, 2020).

10.15†	Form of OneSpaWorld Holdings Limited December 2021 Performance Stock Unit Award Agreement for 2021 Awards (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 4, 2022).

10.16†*	Form of OneSpaWorld Holdings Limited December 2024 Restricted Stock Unit Award Agreement.

19.1*^	OneSpaWorld Holdings Limited Insider Trading Policy.

21.1*	Subsidiaries of OneSpaWorld Holdings Limited.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	OneSpaWorld Holdings Limited Clawback Policy.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

^ Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

† Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Stephen B. Lazarus
Name: Stephen B. Lazarus
Title: Chief Financial Officer and Chief Operating Officer
Date:	February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Leonard Fluxman Leonard Fluxman	Executive Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2025

/s/ Stephen B. Lazarus Stephen B. Lazarus	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	February 21, 2025

/s/ Stephen W. Powell Stephen W. Powell	Lead Director	February 21, 2025

/s/ Maryam Banikarim Maryam Banikarim	Director	February 21, 2025

/s/ Glenn J. Fusfield Glenn J. Fusfield	Director	February 21, 2025

/s/ Adam Hasiba Adam Hasiba	Director	February 21, 2025

/s/ Andrew R. Heyer Andrew R. Heyer	Director	February 21, 2025

/s/ Marc Magliacano Marc Magliacano	Director	February 21, 2025

/s/ Walter F. McLallen Walter F. McLallen	Director	February 21, 2025

/s/ Lisa Myers Lisa Myers	Director	February 21, 2025

/s/ Jeffrey E. Stiefler Jeffrey E. Stiefler	Director	February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OneSpaWorld Holdings Limited

Opinion on Internal Control Over Financial Reporting

We have audited OneSpaWorld Holdings Limited and subsidiaries internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OneSpaWorld Holdings Limited and subsidiaries (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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
February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OneSpaWorld Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneSpaWorld Holdings Limited and subsidiaries(the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Description of the Matter

Indefinite-Lived Intangible Assets – Trade Name

At December 31, 2024 the Company’s trade name had a net carrying value of $5.5 million. This intangible asset is not subject to amortization and would be considered impaired if the trade name carrying value exceeds its estimated fair value. The trade name is valued through the application of the relief from royalty method. As discussed in Note 2 to the consolidated financial statements, the trade name is tested for impairment annually or more frequently when events or circumstances dictate an interim test is necessary. No impairment was recorded for the year ended December 31, 2024.

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
February 21, 2025

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
ASSETS	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$57,439	$27,704
Restricted cash	1,198	1,198
Accounts receivable, net	46,264	40,784
Inventories, net	46,748	47,504
Prepaid expenses	3,849	3,172
Other current assets	6,007	6,360
Total current assets	161,505	126,722
Property and equipment, net	17,678	15,006
Operating lease right-of-use assets, net	13,898	12,132
Intangible assets, net	530,032	546,968
OTHER ASSETS:
Deferred tax assets	1,233	2,340
Other non-current assets	22,077	2,972
Total other assets	23,310	5,312
Total assets	$746,423	$706,140
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$29,748	$31,705
Accrued expenses	41,218	45,991
Current portion of operating leases	2,555	2,264
Current portion of long-term debt	5,000	—
Other current liabilities	884	899
Total current liabilities	79,405	80,859
Warrant liabilities	—	20,400
Other long-term liabilities	7,333	2,449
Long-term operating leases	11,631	10,156
Long-term debt, net	93,557	158,207
Total liabilities	191,926	272,071
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 104,551,189 shares issued and outstanding at December 31, 2024 and 99,734,672 shares issued and outstanding at December 31, 2023	10	10
Additional paid-in capital	833,979	777,062
Accumulated deficit	(279,889)	(344,458)
Accumulated other comprehensive income	397	1,455
Total shareholders' equity	554,497	434,069
Total liabilities and shareholders' equity	$746,423	$706,140

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
REVENUES
Service revenues	$723,273	$648,091	$446,518
Product revenues	171,746	145,954	99,741
Total revenues	895,019	794,045	546,259
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	599,756	541,356	375,136
Cost of products	145,799	125,649	87,555
Administrative	18,827	17,111	15,777
Salary, benefits and payroll taxes	35,630	36,805	35,830
Amortization of intangible assets	16,571	16,823	16,823
Long-lived assets impairment	376	2,129	—
Total cost of revenues and operating expenses	816,959	739,873	531,121
Income from operations	78,060	54,172	15,138
OTHER (EXPENSE) INCOME, NET
Interest expense	(10,048)	(21,395)	(15,755)
Interest income	1,167	280	—
Change in fair value of warrant liabilities	7,677	(37,557)	54,400
Total other (expense) income, net	(1,204)	(58,672)	38,645
Income (loss) before income tax expense (benefit)	76,856	(4,500)	53,783
INCOME TAX EXPENSE (BENEFIT)	3,992	(1,526)	624
NET INCOME (LOSS)	$72,864	$(2,974)	$53,159
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE
Basic	$0.70	$(0.03)	$0.57
Diluted	$0.69	$(0.03)	$0.49
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	104,024	97,826	92,507
Diluted	104,940	97,826	95,105

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$72,864	$(2,974)	$53,159
Other comprehensive (income) loss, net of tax:
Foreign currency translation adjustment	(51)	312	(556)
Cash flows hedges:
Net unrealized gain on derivative	2,065	834	6,536
Amount realized and reclassified into earnings	(3,072)	(3,488)	(186)
Total other comprehensive (loss) income, net of tax	(1,058)	(2,342)	5,794
Total Comprehensive income (loss)	$71,806	$(5,316)	$58,953

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Issued Common Voting Shares	Issued Common Non- Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2021	78,423	13,422	$9	$687,660	$(1,997)	$(391,768)	$293,904
Net income	—	—	—	—	—	53,159	53,159
Stock-based compensation	—	—	—	12,893	—	—	12,893
Foreign currency translation adjustment	—	—	—	—	(556)	—	(556)
Unrecognized gain on derivatives	—	—	—	—	6,350	—	6,350
Proceeds from 2021 exercise of public warrants	—	—	—	59	—	—	59
Common shares issued under equity incentive plan	1,121	—	—	—	—	—	—
BALANCE, December 31, 2022	79,544	13,422	$9	$700,612	$3,797	$(338,609)	$365,809
Net loss	—	—	—	—	—	(2,974)	(2,974)
Stock-based compensation	—	—	—	10,138	—	—	10,138
Repurchase and retirement of common shares	(789)	—	—	(6,167)	—	(2,875)	(9,042)
Foreign currency translation adjustment	—	—	—	—	312	—	312
Unrecognized loss on derivatives	—	—	—	—	(2,654)	—	(2,654)
Exchange of warrants into common shares	3,854	—	1	45,260	—	—	45,261
Exercise of warrants	212	—	—	2,849	—	—	2,849
Cashless exercise of warrants	84	2,123	—	24,370	—	—	24,370
Common shares issued under equity incentive plan	1,285	—	—	—	—	—	—
Conversion of non-voting common shares into voting shares	15,545	(15,545)	—	—	—	—	—
BALANCE, December 31, 2023	99,735	—	$10	$777,062	$1,455	$(344,458)	$434,069
Net income	—	—	—	—	—	72,864	72,864
Stock-based compensation	—	—	—	9,071	—	—	9,071
Foreign currency translation adjustment	—	—	—	—	(51)	—	(51)
Repurchase and retirement of common shares (1)	(1,351)	—	—	(10,693)	—	(8,295)	(18,988)
Unrecognized loss on derivatives	—	—	—	—	(1,007)	—	(1,007)
Accrued dividends cancelled on common stock (1)	—	—	—	2,449	—	—	2,449
Exercise of Sponsor and Public Warrants (2)	4,503	—	—	57,628	—	—	57,628
Cashless exercise of 2020 PIPE Warrants (3)	497	—	—	6,793	—	—	6,793
Dividends	—	—	—	(8,331)	—	—	(8,331)
Common shares issued under equity incentive plan	1,167	—	—	—	—	—	—
BALANCE, December 31, 2024	104,551	—	$10	$833,979	$397	$(279,889)	$554,497

(1) See Note 9 – "Equity" for further details.

(2) The exercise of Sponsor and Public Warrants includes $51.7 million of cash received and a reduction of Warrant liabilities related to the exercise of the Sponsor and Public Warrants. See Note 8 – “Warrant Liabilities” for further details.

(3) As a result of the 2020 PIPE Warrants exercised on a cashless basis, the Warrant liability of $6.8 million was reclassified to Additional paid-in capital. See Note 8 – “Warrant Liabilities" for further details.

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72,864	$(2,974)	$53,159
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,276	22,040	22,353
Long-lived assets impairment	376	2,129	—
Stock-based compensation	9,071	10,138	12,893
Amortization of deferred financing costs	782	1,463	1,103
Income tax benefit from change in reserve of uncertain tax positions	—	(3,440)	—
Losses on early extinguishment of debt	735	—	—
Change in fair value of warrant liabilities	(7,677)	37,557	(54,400)
Provision for doubtful accounts	18	59	18
Loss from write-offs of property and equipment	119	14	10
Deferred income taxes	1,137	(2,092)	(181)
Changes in:
Accounts receivable. net	(5,498)	(7,285)	(14,096)
Inventories, net	756	(7,669)	(10,352)
Prepaid expenses	(677)	3,440	(510)
Other current assets	(1,396)	(2,953)	(460)
Other non-current assets	(22,096)	(434)	55
Accounts payable	(1,957)	7,581	8,278
Accrued expenses	647	5,992	6,567
Other current liabilities	(15)	(238)	242
Other long-term liabilities	7,333	—	—
Income tax contingency	—	—	17
Noncash lease expense	—	48	67
Net cash provided by operating activities	78,798	63,376	24,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,743)	(5,415)	(4,825)
Net cash used in investing activities	(6,743)	(5,415)	(4,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	51,698	2,426	59
Repurchase of common shares	(18,988)	(9,042)	—
Proceeds from term loan facility	100,000	—	—
Repayment on first and second lien term loan facilities	(159,639)	(56,042)	(18,776)
Payment of deleveraging fee on first lien term loan facilities	(5,420)	—	—
Dividends	(8,331)	—	—
Payment of deferred financing costs	(1,528)	—	—
Net cash used in financing activities	(42,208)	(62,658)	(18,717)
Effect of exchange rate changes on cash	(112)	337	(792)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,735	(4,360)	429
Cash, cash equivalents and restricted cash, Beginning of period	28,902	33,262	32,833
Cash, cash equivalents and restricted cash, End of period	$58,637	$28,902	$33,262

CONSOLIDATED A STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31,
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	2024	2023	2022
Cash paid during the period for:
Income taxes	$3,260	$4,716	$434
Interest	$11,366	$21,343	$14,008
Non-cash financing transactions:
Exchange of warrants into common shares	$—	$45,261	$—
Cashless exercise of warrants	$6,793	$24,370	$—
Accrued dividends cancelled on common stock	$2,449	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

1. Description of Business

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

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. See Note 13-"Commitment and Contingencies" for further information. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheet as of December 31, 2024 and 2023, to the total amount presented in our consolidated statements of cash flows for years ended December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$57,439	$27,704
Restricted cash	1,198	1,198
Total cash and restricted cash in the consolidated statement of cash flows	$58,637	$28,902

Inventories

Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No inventory reserve was recorded during the years ended December 31, 2024 and 2023. The establishment of inventory reserves involved estimating the amount of inventories that would not be sold at or used in health and wellness services on cruises when they returned to sailing during 2022, after a cessation of operations due to the COVID-19 pandemic, which was uncertain and dependent on our cruise line partners and its customers that use our services and purchase our products. Write offs against the inventory reserve were $5.9 million during 2022. There was no incremental impairment during 2024 and 2023.

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

Lease agreements with destination resorts in which the Company operates are generally renewed every ten years. The Company has the intent and ability to renew such contracts, except for the three destination resort health and wellness centers for which we recognized an impairment loss. See Note 15 – “Fair Value Measurements and Derivatives ” for further details.

Other Assets-Deferred Costs

Costs incurred to enter into new or to renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $21.0 million and $2.6 million as of December 31, 2024 and 2023, respectively, and is presented within other non-current assets in the accompanying consolidated balance sheets. Amortization of the deferred contract cost was $3.7 million, $1.0 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of deferred costs are included in cost of services in the accompanying consolidated statements of operations.

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

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in administrative expenses. The shipping and handling costs included in administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 were $0.1 million, $0.1 million and $0.2 million, respectively.

Advertising

Substantially all of the Company’s advertising costs are charged to expense as incurred, except costs that result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising expenses included in cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 were $3.3 million, $3.8 million and $2.1 million, respectively.

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

Warrant Liabilities

We account for common stock warrants in accordance with applicable guidance provided in ASC Topic 815 as either liability or equity instruments depending on the specific terms of the warrant agreement. We evaluated the warrants under this guidance and concluded that they do not meet the criteria to be classified in shareholders’ equity in all periods presented. Accordingly, the warrants are classified as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2023. The change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive (loss) income. There were no outstanding warrants as of December 31, 2024. See Note 8 – “Warrant Liabilities” for further details.

Income Taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax purposes and accounting purposes, respectively. These differences result in deferred income tax assets and liabilities which are included in the accompanying consolidated balance sheet as of December 31, 2024 and 2023. Deferred taxes are recorded using the currently enacted tax rates that applied in the periods that the differences are expected to reverse. The Company must then assess the likelihood that its deferred income tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, the Company must establish a valuation allowance. With respect to acquired deferred tax assets, changes within the measurement period, under ASC Topic 805, Business Combinations, that result from new information about facts and circumstances that existed at the acquisition date shall be recognized through a corresponding adjustment to goodwill. Subsequent to the measurement period, all other changes shall be reported as a reduction or increase to income tax expense in the Company’s consolidated statement of operations for the years ended December 31, 2024, 2023 and 2022.

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

The following table provides details underlying OneSpaWorld’s income (loss) per basic and diluted share calculation (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$72,864	$(2,974)	$53,159
Gain on fair value of in-the-money warrant liabilities:	-	-	(6,400)
Net income (loss), adjusted for change in fair value of warrants for diluted earnings per share	$72,864	$(2,974)	$46,759
Denominator:
Weighted average shares outstanding – Basic	104,024	97,826	92,507
Dilutive effect of 2020 PIPE Warrants	219	-	1,914
Dilutive effect of stock-based awards	697	-	684
Diluted (a)	104,940	97,826	95,105
Net income (loss) per voting and non-voting share
Basic	$0.70	$(0.03)	$0.57
Diluted	$0.69	$(0.03)	$0.49

(a) During the years ended December 31, 2023, potential common shares under the treasury stock method were antidilutive because the Company reported a net loss in this period and the effect of the change in the fair value of warrants was antidilutive. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to stock options, warrants, deferred shares and restricted stock.

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share (in thousands):

	Year Ended December 31,
	2024	2023	2022
Common share warrants (a)	-	5,494	24,145
Restricted share units	-	827	511
Performance stock units	208	603	312
	208	6,924	24,968

(a)
Includes all Public, Sponsor and 2020 PIPE Warrants.

Foreign Currency Transactions

For currency exchange rate purposes, assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates, and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income caption of the Company’s balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the administrative expenses caption of the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 were $(0.2) million, $(0.04) million and $(0.3) million, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Our accounts receivable consist of amounts due from cruise line and destination resorts with whom we have long-term agreements. As of December 31, 2024, and 2023, the Company had three and two cruise companies, respectively, that represented greater than 10% of accounts receivable. The Company does not normally require collateral or other security to support normal credit sales. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for credit losses. The Company records an allowance for credit losses with respect to accounts receivable using historical collection experience, current and forecasted business conditions and generally, an account receivable balance is written off once it is determined to be uncollectible. Our expected credit losses are based on historical collection experience, current and forecasted business conditions and other facts and circumstances. The allowance for credit losses was $0.2 million as of each of December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023 and 2022, allowance for credit losses expense amounted to $0.02 million, $0.06 million and $0.02 million, respectively. Allowance for credit losses expense is included within administrative operating expenses in the accompanying consolidated statements of operations.

The activity in the Company’s allowance for credit losses is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$(168)	$(116)	$(497)
Provision for credit losses	(18)	(59)	(18)
Write-offs	-	7	399
Ending balance	$(186)	$(168)	$(116)

Adoption of Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance for the annual reporting period ended December 31, 2024, which did not have a material impact on our consolidated financial statements. See Note 17-"Segment and Geographic Information" for further details.

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

In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40) amending existing income statement disclosure guidance, primarily requiring more detailed disclosure for expenses. The provisions of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments can be applied on either a prospective or retroactive basis. The Company is currently assessing the expected impact of the future adoption of this guidance.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands, except useful life):

		As of December 31,
	Useful Life in years	2024	2023
Furniture and fixtures	5 – 7	$7,012	$8,585
Computers and equipment	3 – 8	21,033	14,138
Leasehold improvements	Shorter of remaining lease term or useful life (3-13)	17,296	17,763
		45,341	40,486
Less: Accumulated depreciation and amortization		(27,663)	(25,480)
		$17,678	$15,006

Depreciation and amortization expense for years ended December 31, 2024, 2023 and 2022 was $4.0 million, $4.3 million and $4.4 million, respectively. During the years ended December 31, 2024 and 2023, we recognized $0.01 million and $0.5 million, respectively, of impairment losses in our consolidated statement of operations related to property and equipment, net; see Note 15-"Fair Value Measurements and Derivatives" for further information.

4. Intangible Assets

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of December 31, 2024 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Original Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(89,691)	$515,009	39
Destination resort agreements	17,900	(8,377)	9,523	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(99,768)	$530,032

The following is a summary of the Company’s intangible assets as of December 31, 2023 (in thousands, except amortization period):

	Cost	Accumulated Amortization	Net Balance	Original Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(74,186)	$530,514	39
Destination resort agreements	17,900	(6,946)	10,954	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(82,832)	$546,968

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $16.6 million, $16.8 million and $16.8 million, respectively.

Amortization expense is estimated to be $16.5 million in each of the next five years beginning in 2025.

During the year ended December 31, 2024. we recognized $0.4 million of impairment losses in our consolidated statement of operations related to destination resorts agreements. During the year ended December 31, 2023. we recognized $1.3 million of impairment losses in our consolidated statement of operations related to destination resorts agreements and $0.4 million related to licensing agreement; see Note 15-"Fair Value Measurements and Derivatives", for further information.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2024	2023
Operative commissions	$8,309	$7,424
Minimum and other cruise line commissions	13,062	8,478
Professional fees	3,089	4,309
Payroll and bonuses	10,777	12,094
Interest	197	5,538
Other	5,784	8,148
	$41,218	$45,991

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

We have adopted the practical expedient to exclude leases with terms of less than one year from being included on the balance sheet. Lease expense for agreements that are short-term were immaterial for the year ended December 31, 2024, 2023 and 2022, respectively. See Note 2- "Summary of Significant Accounting Policies", for further information on the adoption of ASC 842.

Supplemental Financial Statements Information

The components of lease expense were as follows (in thousands):

Year Ended December 31,

	2024	2023	2022

Minimum rentals	$3,491	$3,521	$3,161
Contingent rentals	6,021	6,603	5,486
	$9,512	$10,124	$8,647

Lease balances were as follows (in thousands):

	As of December 31, 2024	As of December 31, 2023
Operating Leases
Operating lease right-of-use assets, net	$13,898	$12,132
Current portion of operating leases	2,555	2,264
Long-term operating leases	11,631	10,156

As of December 31, 2024, the Company’s operating leases have a weighted-average remaining lease term of 7.2 years and a weighted-average discount rate of 5.06%. Future minimum lease payments under all non-cancelable lease agreements as of December 31, 2024, are as follows (in thousands):

Year	Amount
2025	$2,998
2026	2,664
2027	2,010
2028	2,044
2029	2,079
Thereafter	5,350
Total future minimum lease payments	17,145
Less imputed interest	(2,959)
Total	$14,186

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,170	$3,325
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	4,275	126

7. Long-term Debt

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate at December 31,		Maturities Through	As of December 31,
	2024	2023		2024	2023
First lien term loan facility	-	9.2%	-	$-	$159,639
Term loan facility	6.3%	-	2029	100,000	-
Total debt				100,000	159,639
Less: unamortized debt issuance cost				(1,443)	(1,432)
Total debt, net of unamortized debt issuance cost				98,557	158,207
Less: current portion of long-term debt				(5,000)	-
Long-term debt, net				$93,557	$158,207

On September 20, 2024 (the “Closing Date”), the Company and its subsidiaries, Dory Acquisition Sub, Inc. (“Dory Acquisition”) and OneSpaWorld (Bahamas) Limited (“OneSpaWorld Bahamas” and together with Dory Acquisition, the “Borrowers”), entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders party thereto, providing for senior secured credit facilities consisting of (x) a term loan facility of $100 million (of which $70 million was borrowed by Dory Acquisition and $30 million was borrowed by OneSpaWorld Bahamas) (the “Term Loan Facility”), which was fully drawn on the Closing Date, and (y) a revolving loan facility of up to $50 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which Revolving Facility remained undrawn upon the closing of the Credit Facilities and as of December 31, 2024. The Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the Revolving Facility. The Credit Facilities mature on September 20, 2029.

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

The New Credit Agreement contains a financial covenant requiring the Company and its restricted subsidiaries to maintain a maximum consolidated total leverage ratio of 4.00 to 1.00, subject to certain exceptions, and a minimum fixed charge coverage ratio of 1.25 to 1.00. Additionally, the New Credit Agreement contains a number of customary negative covenants that restrict, among other things and in each case subject to specified exceptions, the Company's and its restricted subsidiaries' ability to: consummate consolidations, mergers and sales of assets; grant certain liens; incur additional debt; pay certain dividends; and engage in transactions with affiliates. As of December 31, 2024, the Company was in compliance with all of the covenants contained in the New Credit Agreement.

The New Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor.

The proceeds from the Credit Facilities were used, together with cash on hand, to repay in full the remaining principal balance of the First Lien Term Loan Facility and to pay related financing costs of the Credit Facilities. Accordingly, as of December 31, 2024, our First Lien Term Loan Facility has been fully paid and terminated. The Company recorded a loss on early extinguishment of debt of $0.7 million. This amount is reflected as part of the interest expense, net on the condensed consolidated statement of operations.

Borrowing Capacity:

As of December 31, 2024, our available borrowing capacity under the Revolving Facility was $50 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
Revolving Facility	$50,000	$-

The following are scheduled principal repayments on long-term debt as of December 31, 2024 for each of the next five years (in thousands):

Year	Amount
2025	$5,000
2026	5,000
2027	5,000
2028	5,000
2029	80,000
Thereafter	-
$100,000

8. Warrant Liabilities

Sponsor and Public Warrants

Each whole Sponsor and Public Warrant was exercisable to purchase one share of common stock and only whole warrants were exercisable. Each whole Sponsor and Public Warrant entitled the holder to purchase one share of OneSpaWorld common stock at an exercise price of $11.50 or on a “cashless” basis, in accordance with a specified formula.

As of December 31, 2023, 3,823,847 and 841,414, respectively, Sponsor and Public Warrants were issued and outstanding. During the first quarter of 2024, certain holders of the Sponsor and Public Warrants elected to exercise 4,502,970 warrants for which the Company issued 4,502,970 common shares. Net cash proceeds from the exercise of the warrants amounted to $51.7 million. Immediately prior to the exercises, the Sponsor and Public Warrants exercised were remeasured to fair value, resulting in a gain of $7.4 million in "Change in fair value of warrant liabilities" on the consolidated statement of operations for the year ended December 31, 2024 and Warrant liabilities of $5.9 million, which was then reclassified to Additional paid-in capital on the consolidated balance sheet as of December 31, 2024. The Sponsor and Public Warrants expired on March 19, 2024 and there were no Sponsor and Public Warrants outstanding as of December 31, 2024. The Sponsor and Public Warrants were classified as a liability at fair value upon issuance and subsequently (See “Note 2”).

2020 PIPE Warrants

Each Warrant entitled the holder to purchase one share of OneSpaWorld common stock at an exercise price of $5.75 or on a “cashless” basis, with a specified formula in accordance with a private placement transaction that occurred on June 12, 2020 (the "2020 Private Placement"). As of December 31 2023, 828,334 2020 PIPE Warrants were issued and outstanding. During the first quarter of 2024, certain holders of the 2020 PIPE Warrants elected to exercise 806,667 warrants on a cashless basis pursuant to the agreements governing the warrants, in exchange for which the Company issued 484,040 common shares. During the second quarter of 2024, one holder of the 2020 PIPE Warrants elected to exercise the remaining 21,667 outstanding warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 13,625 common shares on July 1, 2024. Immediately prior to the exchanges, the 2020 PIPE Warrants exercised were remeasured to fair value, resulting in a gain of $0.3 million in "Change in fair value of warrant liabilities" on the consolidated statement of operations for the year ended December 31, 2024 and Warrant liabilities of $6.8 million, which was then reclassified to Additional paid-in capital on the consolidated balance sheet as of December 31, 2024. There were no 2020 PIPE Warrants outstanding as of December 31, 2024. The 2020 PIPE Warrants were classified as a liability at fair value upon issuance and subsequently (See “Note 2”).

9. Equity

Common Shares

The Company is authorized to issue 250,000,000 common shares with a par value of $0.0001 per share. Pursuant to the Investment Agreement discussed below, we have amended our Articles of Incorporation (the “Articles”) and created a new class of Non-Voting Common Shares, par value $0.0001 per share. Of the authorized shares 225,000,000 are “Voting Common Shares” and 25,000,000 are “Non-Voting Common Shares.” The Non-Voting Common Shares are of equal rank to the Voting Common Shares, in terms of dividends, liquidation, preferences and all other rights and features, with the following exceptions: (i) the Non-Voting Common Shares have no voting rights, except as may be required by law; (ii) Steiner Leisure Limited (“Steiner Leisure”) may vote its Non-Voting Common Shares in favor of its director designees; and (iii) the Non-Voting Common Shares will automatically be converted to Voting Common Shares upon the occurrence of certain events set forth in the Articles. Holders of the Company’s voting common stock are entitled to one vote for each share. At December 31, 2024, there were 104,551,189 voting shares and zero non-voting shares of OneSpaWorld common stock issued and outstanding. At December 31, 2023, there were 99,734,672 voting shares and zero non-voting shares of OneSpaWorld common stock issued and outstanding.

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

Governance Agreement

In connection with the 2020 Private Placement, the Company, Steiner Leisure and, solely for the purpose of Section 18 thereof, Haymaker, entered into a Governance Agreement (the “Governance Agreement”), pursuant to which, Steiner Leisure and certain of its affiliates were granted certain consent, director designation, and other rights with respect to the Company. The Governance Agreement superseded the Director Designation Agreement, dated as of November 1, 2018, by and among the Company, Steiner Leisure and Haymaker. Under the terms of the Governance Agreement, among other things, Steiner Leisure has the right to designate and appoint two directors so long as Steiner Leisure and its affiliates own at least 15% of the issued and outstanding common shares and one director so long as Steiner Leisure and its affiliates own at least 5% of the issued and outstanding common shares. Although Steiner Leisure owns less than 5% of our outstanding shares of common stock as of the date of this Annual Report on Form 10-K, two directors originally nominated by Steiner Leisure continue to serve on our Board. The continued service by these two directors has been approved by our Board.

Shares Repurchase Agreement

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

Dividends Cancelled

In November 2019, the Company adopted a cash dividend program and declared an initial quarterly payment of $0.04 per common share. On March 24, 2020, due to the onset of the COVID-19 pandemic, the Company announced that it was deferring payment of its dividend declared on February 26, 2020 (the "2020 Dividend"), for payment on May 29, 2020, to shareholders of record on April 10, 2020, until the Board reapproves its payment. The Company also announced it was withdrawing its dividend program until further notice. As of December 31, 2023, dividends payable amounted to approximately $2.4 million which was presented as other-long term liabilities and other current liabilities in the accompanying consolidated balance sheets. During the first quarter of 2024, the Board determined that although the Company then had the liquidity to enable it to pay the 2020 Dividend, such payment could no longer be made to the shareholders of record as of the original record date for the 2020 Dividend and it was deemed in the Company’s best interest to cancel the 2020 Dividend. As a result, we reversed the dividend payable of $2.4 million against additional paid-in capital during the first quarter of 2024.

Dividends Declared Per Common Share

Our Board declared the following quarterly dividends in 2024: (1) $0.04 per common share declared on July 23, 2024 and paid on September 4, 2024 to shareholders of record as of the close of business on August 21, 2024; and (2) $0.04 per common share declared on October 24, 2024 and paid on December 4, 2024 to shareholders of record as of the close of business on November 20, 2024.

Share Repurchase Program

On April 24, 2024, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $50 million of its common shares. The share repurchases will be funded through the Company’s available cash.

The Company may repurchase shares of its outstanding common stock from time to time on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of share repurchases will depend on a variety of factors, including business and market conditions. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any specific value or number of its common shares under the program. Under the foregoing program, the Company purchased 745,302 common shares during the year ended December 31, 2024. Upon the consummation of the Repurchase, such common shares reverted to authorized but unissued common shares of the Company. We allocated the excess of the repurchase price over the par value of the shares acquired between Additional paid-in capital and Accumulated deficit.

10. Stock-Based Compensation

2019 Equity Incentive Plan and Stock-Based Compensation

The Company’s Board and shareholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) on March 18, 2019. The purpose of the 2019 Plan is to make available incentives that will assist the Company to attract, retain, and motivate employees, including officers, consultants and directors. The Company may provide these incentives through the grant of share options, share appreciation rights, restricted shares, restricted share units, performance shares and units and other cash-based or share-based awards. The 2019 Plan provides participants an option to defer compensation on a tax-deferred basis. Awards may be granted under the 2019 Plan to OneSpaWorld participants, including employees, officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. A total of 7,000,000 OneSpaWorld Shares have been authorized and reserved for issuance under the 2019 Plan.

Stock Based Compensation Cost

Stock based compensation cost, which is included as a component of salary, benefits and payroll taxes in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 was $9.1 million, $10.1 million and $12.9 million, respectively. As of December 31, 2024, the Company had $14.0 million of total unrecognized compensation expense related to restricted stock units and performance stock units.

Restricted Share Units

The Company’s restricted share units (“RSUs”) have been issued to employees and directors with vesting periods ranging from one year to three years and vest based solely on service conditions. RSUs become unrestricted common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period.

The following is a summary of RSUs activity for the years ended December 31, 2024, 2023 and 2022:

RSU Activity	Number of Awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands) (1)
Non-Vested share units as of December 31, 2021	1,498,045	$8.76
Granted	701,066	9.20
Vested	(912,619)	8.36
Forfeited	(1,922)	10.26
Non-Vested share units as of December 31, 2022	1,284,570	$9.28	$11,985
Granted	396,556	$12.32
Vested	(946,500)	7.94
Forfeited	(33,780)	7.16
Non-Vested share units as of December 31, 2023	700,846	$12.91	$9,882
Granted	303,506	$18.75
Vested	(398,711)	11.19
Forfeited	(14,902)	11.45
Non-Vested share units as of December 31, 2024	590,739	$17.10	$11,756

(1)
The aggregate intrinsic value is calculated based on the fair value of $19.90, $14.10 and $9.33 per share of the Company’s common stock on December 31, 2024, 2023 and 2022, respectively, due to the fact that the performance stock units carry a $0 exercise price.

The total fair value of RSUs that vested in 2024, 2023 and 2022, based on the market price of the underlying shares on that day of vesting, was $7.6 million, $11.1 million and $8.6 million, respectively.

As of December 31, 2024, the Company had $8.1 million of total unrecognized compensation expense related to restricted stock award grants, which will be recognized over the weighted-average period of approximately 1.7 years.

Performance Share Units

The Company grants certain executive officers and senior-level employees performance share units that generally vest based on either performance and time-based service conditions (“Performance Condition-Based Awards”) or market and time-based service conditions (“Market Condition-Based Awards”) which are referred to herein as Performance Share Units (“PSUs”). The number of shares of common stock underlying each award is determined at the end of the performance period. In order to vest, the employee must be employed by the Company, with certain contractual exclusions, at the end of the performance period.

Performance Condition-Based Awards

PSUs are converted into shares of common stock upon vesting on a one-for-one basis. The Company estimates the fair value of each performance share unit when the grant is authorized, and the related service period has commenced. The Company recognizes compensation cost over the vesting period based on the probability of the performance conditions being achieved. If the specified service and performance conditions are not met, compensation expense is not recognized, and any previously recognized compensation expense will be reversed. As of December 31, 2024, we determined that the performance measures for the outstanding PSUs were probable.

Market Condition-Based Awards

The Company estimates the fair value of each PSU when the grant is authorized, and the related service period has commenced. Expense for these PSUs is recorded over the derived service period.

PSUs Activity

The following is a summary of PSUs activity for the years ended December 31, 2024, 2023 and 2022:

PSUs Activity	Number of Market Based-Awards	Weighted-Average Grant Date Fair Value	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value
Non-Vested share units as of December 31, 2021	438,249	$5.04	786,971	$10.63
Granted	-	-	312,137	10.30
Vested	-	-	(305,078)	10.68
Forfeited	-	-	(1,922)	10.63
Non-Vested share units as of December 31, 2022	438,249	$5.04	792,108	$10.48
Granted	-	-	367,643	12.00
Vested	(438,249)	5.36	(426,225)	10.57
Forfeited	-	-	(1,637)	10.25
Non-Vested share units as of December 31, 2023	-	$-	731,889	$11.19
Granted	-	-	305,546	16.56
Vested	-	-	(428,801)	10.26
Forfeited	-	-	(17,309)	11.59
Non-Vested share units as of December 31, 2024	-	$-	591,325	$14.62

The total fair value of PSUs that vested in 2024, 2023 and 2022 was $7.7 million, $11.4 million and $3.0 million, respectively, based on the market price of the underlying shares on that day of vesting. As of December 31, 2024, there was total unrecognized compensation cost related to non-vested performance-based PSUs of $5.9 million. The costs are expected to be recognized over the weighted-average period of approximately 1.8 years. As of December 31, 2024, there was no unrecognized compensation cost related to non-vested market-based PSUs. The aggregate intrinsic value of PSUs was $11.8 million and $10.3 million as of December 31, 2024 and December 31, 2023, respectively. The aggregate intrinsic value of PSUs is based on the number of nonvested PSUs and the market value of the Company’s common stock as of December 31, 2024 and 2023, respectively.

Stock Options

There were no outstanding stock options as of December 31, 2024 and 2023. As of December 31, 2024, there was no unrecognized compensation cost related to the share options granted or exercised under the plan. No share options were granted during the years ended December 31, 2024, 2023 and 2022. No share options were exercisable as of December 31, 2024 and 2023.

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's consolidated balance sheets and was not material as of December 31, 2024 and December 31, 2023.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of December 31, 2024 and 2023.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net in the consolidated balance sheets. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of December 31, 2024, 2023 and 2022, our receivables from contracts with customers were $46.3 million, $40.8 million and $33.6 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

Year Ended December 31,
	2024	2023	2022
Service Revenues:
Maritime	$688,164	$610,744	$412,593
Destination resorts	35,109	37,347	33,925
Total service revenues	723,273	648,091	446,518
Product Revenues:
Maritime	166,987	140,718	94,530
Destination resorts	2,488	2,815	2,879
Timetospa.com	2,271	2,421	2,332
Total product revenues	171,746	145,954	99,741

Total revenues	$895,019	$794,045	$546,259

12. Income Taxes

Income (loss) before income tax expense (benefit) consists of (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$12,918	$5,012	$(2,053)
Foreign	63,938	(9,512)	55,836
	$76,856	$(4,500)	$53,783

The income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. Federal	$2,738	$1,071	$192
U.S. State	969	369	147
Foreign	285	(2,966)	285
	3,992	(1,526)	624
Current	2,855	566	805
Deferred	1,137	(2,092)	(181)
	$3,992	$(1,526)	$624

A reconciliation of the difference between the expected income tax expense (benefit) using the U.S. federal tax rate and our actual provision is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Provision (benefit) using statutory U.S. federal tax rate	$16,140	$(945)	$11,295
Foreign rate differential	(11,741)	(5,709)	(12,123)
Prior period true up adjustment current taxes payable	214	761	4,630
Prior period true up adjustment of deferred taxes	319	2,129	—
State taxes	485	460	133
Change in valuation allowance	(30)	(3,971)	(5,266)
Permanent differences	(468)	10,280	2,305
Reversal of contingency	—	(3,440)	—
Foreign derived Intangible Income (Section 250) deduction	(883)	(1,330)	—
Other	(44)	239	(350)
Total	$3,992	$(1,526)	$624

The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate for 2024, 2023 and 2022, and the Company’s actual provision is primarily attributable to the foreign rate differential including income earned in jurisdictions not subject to income taxes and permanent differences.

A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	2024	2023	2022
Beginning balance	$—	$1,663	$1,663
Gross (decreases) increases—prior period tax position	—	(1,663)	—
Ending balance	$—	$—	$1,663

As of December 31, 2024 and 2023, the Company accrued zero for uncertain tax positions. In the third quarter of 2023, the Company filed and application of tax amnesty with the revenue authority. The amnesty application was accepted and the contingency reversed.

Deferred income taxes consist of the following (in thousands):

	As of December 31,
	2024	2023
Deferred income tax assets:
Stock options	$269	$412
Inventory reserves	41	42
Depreciation and amortization	2,664	3,639
Other reserves and accruals	212	271
Gift certificates	626	588
Net operating losses	993	1,031
Lease liability	1,912	1,635
Total deferred income tax assets	6,717	7,618
Less valuation allowance	(1,035)	(1,065)
Deferred income tax asset, net	$5,682	$6,553
Deferred income tax liabilities:
Right of use assets	(1,752)	(1,514)
Trade name	(664)	(655)
Other	(2,033)	(2,044)
Total deferred income tax liability	$(4,449)	$(4,213)
Net deferred income tax asset	$1,233	$2,340

Following is the activity of the valuation allowance (in thousands):

	2024	2023
Beginning balance	$1,065	$5,034
Additions	-	-
Deductions	(30)	(3,969)
Ending balance	$1,035	$1,065

As of December 31, 2024, we had $4.3 million of foreign tax operating loss carryforwards expiring as follows (in millions):

Expires
2025	0.9
2026	0.1
2027	0.1
2028	0.1
2029	0.3
2030	0.6
2031	0.3
2032	0.2
2033	0.7
2034	0.5
Indefinite	0.5
Total	$4.3

The Company is subject to routine audits by U.S. federal, state, local and foreign tax authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Generally, tax years 2021-2024 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as the U.S.

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

Pursuant to agreements that provide for minimum commissions, the Company guaranteed total minimum payments to cruise line (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us). Following are the minimum payments guarantee amounts to be paid in the year indicated based on the agreements in effect as of December 31, 2024 (in thousands):

Year	Amount
2025	$173,308

The total minimum payment guarantee amounts referenced in the above calculation does not take into account canceled cruise voyages. Such canceled voyages would not be subject to guaranteed minimum payments to the cruise line.

Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of the Company’s total revenues in 2024, 2023 and 2022, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, P&O, Princess and Seabourn cruise lines): 41.2%, 41.1% and 41.0%; Royal Caribbean (including Royal Caribbean, Celebrity, and Silversea cruise lines): 27.9%, 27.9% and 28.0%; and Norwegian Cruise Line (including Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises) 16.8%, 16.4% and 15.6%.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020 and is included in “Accrued expenses” on the Company's consolidated balance sheets as of December 31, 2024 and 2023. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

14. Changes in Accumulated Other Comprehensive (Loss) Income by Component

The following table presents the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Accumulated Other Comprehensive Income for the year ended December 31, 2024			Accumulated Other Comprehensive Income for the year ended December 31, 2023			Accumulated Other Comprehensive (Loss) Income for the year ended December 31, 2022
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive(Loss) Income
Accumulated other comprehensive (loss) income, beginning of the period	$(917)	$2,372	$1,455	$(1,229)	$5,026	$3,797	$(673)	$(1,324)	$(1,997)
Other comprehensive (loss) income before reclassifications	(51)	2,065	2,014	312	834	1,146	(556)	6,536	5,980
Amounts reclassified into earnings	-	(3,072)	(3,072)	-	(3,488)	(3,488)	-	(186)	(186)
Net current period other comprehensive(loss) income	(51)	(1,007)	(1,058)	312	(2,654)	(2,342)	(556)	6,350	5,794
Ending balance	$(968)	$1,365	$397	$(917)	$2,372	$1,455	$(1,229)	$5,026	$3,797

(1) See Note 15.

15. Fair Value Measurements and Derivatives

Fair Value Measurements

Cash and cash equivalents at December 31, 2024 and December 31, 2023 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at December 31, 2024 and December 31, 2023 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of December 31, 2024, and 2023 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy.

The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	As of December 31, 2024		As of December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$57,439	$57,439	$27,704	$27,704
Restricted cash	1,198	1,198	1,198	1,198
Total Cash	$58,637	$58,637	$28,902	$28,902
First lien term loan facility	$-	$-	$159,639	$162,560
Term loan facility (a)	100,000	100,740	-	-
Total debt	$100,000	$100,740	$159,639	$162,560

(a) The amounts above do not include the impact of the interest rate swap or debt issuance costs.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2024				Fair Value Measurements at December 31, 2023
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$653	$-	$653	$-	$2,372	$-	$2,372	$-
Derivative financial instruments (1)	Other non-current assets	711	-	711	-	-	-	-	-
Total Assets		$1,364	$-	$1,364	$-	$2,372	$-	$2,372	$-
Liabilities:
Warrant liabilities	Warrant liabilities	-	-	-	-	20,400	-	20,400	-
Total Liabilities		$-	$-	$-	$-	$20,400	$-	$20,400	$-

(1) Consists of an interest rate swap.

Warrants

Public and 2020 PIPE Warrants

There were no Public and PIPE Warrants outstanding as of December 31, 2024. The fair value of the Public and PIPE Warrants is considered a Level 2 valuation and is determined using the Monte Carlo model. The significant assumptions which the Company used in the model are:

	December 31, 2023
	Public Warrants	2020 PIPE Warrants
Stock price	$14.10	$14.10
Strike price	$11.50	$5.75
Remaining life (in years)	0.22	1.45
Volatility	34%	38%
Interest rate	5.36%	4.49%
Redemption price	$18.00	$14.50

Sponsor Warrants

There were no Sponsor Warrants outstanding as of December 31, 2024. The fair value of the Sponsor Warrants is considered a Level 2 valuation and is determined using the Black-Scholes model. The significant assumptions which the Company used in the model are:

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

In September 2024, the Borrowers entered into two floating-to-fixed interest rate swap agreements with a notional amount of $70 million and $30 million, respectively, with Bank of America, N.A. to make a series of payments based on a fixed interest rate of 3.341% and 3.564%, respectively, and receive a series of payments based on the 1 Month USD-SOFR CME term which is used to hedge the Company’s exposure to changes in cash flows associated with its variable rate Term Loan Facility and has designated this derivative as a cash flow hedge. The interest rate swap agreements expire on September 20, 2027 and December 20, 2026, respectively. As of December 31, 2024, the aggregate notional amount of the interest rate swap agreements was $100.0 million.

There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivatives is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $0.7 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contracts designated as cash flows hedging instrument on the consolidated financial statements was as follows (in thousands):

Derivative	Amount of Gain Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative			Gains Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022

Interest rate swap	$2,065	$834	$6,536	$(3,072)	$(3,488)	$(186)
Total	$2,065	$834	$6,536	$(3,072)	$(3,488)	$(186)

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Nonrecurring Fair Value Measurements

During the year ended December 31, 2024, the closure of a destination resort health and wellness center caused us to evaluate the carrying value of the affected destination resort health and wellness center for impairment. We recognized a long-lived asset impairment loss of $0.4 million which was related to the closure in November 2024, of one of our Orlando destination resort health and wellness centers as a result of the hotel operator deciding to no longer offer spa operations and reported in the long-lived assets impairment line item of the accompanying consolidated statement of operations. We fully impaired the remaining carrying value of the intangible assets and equipment related to this resort health and wellness center considering that no further revenue was reflected in the discounted cash flow analysis. We estimated the fair value of the related assets using discounted cash flow analyses and Level 3 valuation inputs including growth rates, a royalty rate and discount rates that reflected the risk profile of the underlying cash flows where the assets are located. Estimations of the growth rates was zero or negative percent. See “Note 3” – “Property and Equipment, and “Note 4” – “Intangible Assets” for further detail.

During the year ended December 31, 2023, the forecasted operating results of two destination resort health and wellness centers caused us to evaluate the carrying value of the affected destination resort health and wellness centers for impairment. One of the forecasted operating results, pertaining to the expected closure in 2024 of a resort health and wellness center due to the expected demolition of the hotel where the health and wellness center is located. We estimated the fair value of the related assets using discounted cash flow analyses and Level 3 valuation inputs including growth rates, a royalty rate and discount rates that reflected the risk profile of the underlying cash flows where the assets are located. Estimations of the growth rates approximated zero or negative percent and the discount rates ranged from 12.5 percent to 13.5 percent. As a result of these non-recurring fair value measurements, we recognized a long-lived asset impairment loss of $2.1 million during the year ended December 31, 2023 which is reported in the long-lived assets impairment line item of the accompanying consolidated statement of operations. See “Note 3” – “Property and Equipment, and “Note 4” – “Intangible Assets” for further detail.

16. Profit Sharing Plans

Eligible employees participate in the Company’s profit sharing retirement plans, which are qualified under Section 401(k) of the Internal Revenue Code. With respect to one of the profit sharing retirement plans, the Company makes discretionary annual matching contributions in cash based on a percentage of eligible employee compensation deferrals. The contribution to the plans, included in salary, benefits and payroll taxes in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 was $0.4 million for each period, respectively.

17. Segment and Geographic Information

The Company operates facilities, provides health and wellness services, and sells related products onboard cruise ships and at destination resort health and wellness centers. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, services and products offered, customers and delivery methods. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available. Our chief executive officer, who is the Company’s chief operating decision maker (CODM), reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance.

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Year ended,
	2024	2023	2022
Revenues:
U.S.	$17,806	$19,968	$19,903
Not connected to a country	854,544	750,736	506,405
Other	22,669	23,341	19,951
Total	$895,019	$794,045	$546,259

	As of December 31,
	2024	2023
Property and equipment, net:
U.S.	$4,977	$4,536
Not connected to a country	11,068	8,448
Other	1,633	2,022
Total	$17,678	$15,006

The Company adopted ASU 2023-07 for the annual reporting period ended December 31, 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the CODM. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. The Company’s CODM, reviews financial information presented on a consolidated basis for the purpose of making operating decisions, allocating resources, assessing financial performance and making strategic decisions related to headcount and capital expenditures. The CODM regularly reviews net income (loss) as reported on the Company’s consolidated statements of operations. The CODM uses net income (loss) as the measure of profit or loss to allocate resources and assess performance.

Since the Company operates as one reportable segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets. There are no intra-entity sales or transfers and no significant expense categories regularly provided to the CODM beyond those disclosed in the Consolidated Statements of Operations. Information related to the Company’s services and products is disclosed in Note 11, “Revenue Recognition”.