Form 10-Q
period 2025-03-31
ONESPAWORLD HOLDINGS Ltd
filed 2025-05-01
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 28, 2025, the registrant had 102,697,235 voting shares of common stock issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and par value data)

	As of
	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,605	$57,439
Restricted cash	1,198	1,198
Accounts receivable, net	44,654	46,264
Inventories, net	50,132	46,748
Prepaid expenses	3,763	3,849
Other current assets	7,087	6,007
Total current assets	129,439	161,505
Property and equipment, net	18,220	17,678
Operating lease right-of-use assets, net	13,337	13,898
Intangible assets, net	525,899	530,032
OTHER ASSETS:
Deferred tax asset	1,233	1,233
Other non-current assets	20,587	22,077
Total other assets	21,820	23,310
Total assets	$708,715	$746,423
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$30,406	$29,748
Accrued expenses	35,972	41,218
Current portion of operating leases	2,499	2,555
Current portion of long-term debt	5,000	5,000
Other current liabilities	791	884
Total current liabilities	74,668	79,405
Other long-term liabilities	7	7,333
Long-term operating leases	11,100	11,631
Long-term debt, net	92,376	93,557
Total liabilities	178,151	191,926
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 102,697,235 issued and outstanding at March 31, 2025 and 104,551,189 shares issued and outstanding at December 31, 2024	10	10
Additional paid-in capital	816,697	833,979
Accumulated deficit	(285,864)	(279,889)
Accumulated other comprehensive (loss) income	(279)	397
Total shareholders' equity	530,564	554,497
Total liabilities and shareholders' equity	$708,715	$746,423

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Service revenues	$178,519	$172,209
Product revenues	41,111	39,017
Total revenues	219,630	211,226
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	148,154	144,025
Cost of products	35,297	33,530
Administrative	4,213	4,057
Salaries, benefits and payroll taxes	10,995	8,493
Amortization of intangible assets	4,134	4,144
Total cost of revenues and operating expenses	202,793	194,249
Income from operations	16,837	16,977
OTHER (EXPENSE) INCOME
Interest expense, net	(1,147)	(2,955)
Change in fair value of warrant liabilities	—	7,723
Total other (expense) income	(1,147)	4,768
Income before income tax expense	15,690	21,745
INCOME TAX EXPENSE	419	579
NET INCOME	$15,271	$21,166
NET INCOME PER SHARE
Basic	$0.15	$0.21
Diluted	$0.15	$0.21
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	104,602	101,467
Diluted	105,077	102,933

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net Income	$15,271	$21,166
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	111	(38)
Cash flows hedges:
Net unrealized (loss) gain on derivative	(559)	267
Amount realized and reclassified into earnings	(228)	(947)
Total other comprehensive loss, net of tax	(676)	(718)
Total comprehensive income	$14,595	$20,448

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

		Three Months Ended March 31, 2025
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2024	104,551	$10	$833,979	$397	$(279,889)	$554,497
Net income	—	—	—	—	15,271	15,271
Stock-based compensation	—	—	3,560	—	—	3,560
Foreign currency translation adjustment	—	—	—	111	—	111
Repurchase and retirement of common shares (1)	(2,094)	—	(16,655)	—	(21,246)	(37,901)
Unrecognized loss on derivatives	—	—	—	(787)	—	(787)
Dividends (1)	—	—	(4,187)	—	—	(4,187)
Common shares issued under equity incentive plan	240	—	—	—	—	—
BALANCE, March 31, 2025	102,697	$10	$816,697	$(279)	$(285,864)	$530,564

		Three Months Ended March 31, 2024
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2023	99,735	$10	$777,062	$1,455	$(344,458)	$434,069
Net income	—	—	—	—	21,166	21,166
Stock-based compensation	—	—	2,094	—	—	2,094
Foreign currency translation adjustment	—	—	—	(38)	—	(38)
Repurchase and retirement of common shares	(606)	—	(4,704)	—	(3,032)	(7,736)
Unrecognized loss on derivatives	—	—	—	(680)	—	(680)
Dividends cancelled on common stock	—	—	2,449	—	—	2,449
Exercise of Sponsor and Public Warrants	4,503	—	57,628	—	—	57,628
Cashless exercise of 2020 PIPE Warrants	484	—	6,584	—	—	6,584
Common shares issued under equity incentive plan	598	—	—	—	—	—
BALANCE, March 31, 2024	104,714	$10	$841,113	$737	$(326,324)	$515,536

(1) See Note 5 – "Equity" for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,271	$21,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,179	6,209
Amortization of deferred financing costs	78	346
Change in fair value of warrant liabilities	—	(7,723)
Stock-based compensation	3,560	2,094
Provision for doubtful accounts	5	4
Noncash lease (income) expense	(26)	11
Changes in:
Accounts receivable, net	1,605	(2,737)
Inventories, net	(3,384)	2,793
Prepaid expenses	86	89
Other current assets	(1,253)	9
Other noncurrent assets	—	(22,100)
Accounts payable	658	7,039
Accrued expenses	(12,579)	90
Other current liabilities	(93)	331
Other long-term liabilities	—	7,333
Net cash provided by operating activities	10,107	14,954
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,697)	(1,206)
Net cash used in investing activities	(1,697)	(1,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	51,698
Repurchase of common shares	(37,901)	(7,736)
Repayment on first lien and term loan facilities	(1,250)	(20,000)
Payment of deferred financing costs	(9)	—
Dividends	(4,187)	—
Net cash (used in) provided by financing activities	(43,347)	23,962
Effect of exchange rate changes on cash	103	(24)
Net (decrease) increase in cash and cash equivalents and restricted cash	(34,834)	37,686
Cash and cash equivalents and restricted cash, Beginning of period	58,637	28,902
Cash and cash equivalents and restricted cash, End of period	$23,803	$66,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$845	$21
Interest	$1,559	$3,727
Non-cash transactions:
Cashless exercise of 2020 PIPE Warrants	$—	$6,584
Accrued dividends cancelled on common stock	$—	$2,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

1. Description of Business

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted or condensed pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows of our interim periods are not necessarily indicative of the results of operations or cash flows that may be expected for the entire fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Actual results could differ from those estimates. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated balance sheet and statement of operations, comprehensive income, changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. See Note 12-"Commitment and Contingencies" for further information. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of March 31, 2025 and 2024 to the total amount presented in our condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Balance as of March 31,
	2025	2024
Cash and cash equivalents	$22,605	$65,390
Restricted cash	1,198	1,198
Total cash and restricted cash in the condensed consolidated statement of cash flows	$23,803	$66,588

Inventories

Inventories, consisting principally of beauty, health and wellness products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No inventory impairment charge was recorded for the three months ended March 31, 2025 and 2024.

Other Assets-Deferred Costs

Costs incurred to enter into new or renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $20.1 million and $21.0 million as of March 31, 2025 and December 31, 2024, respectively, and is presented within other non-current assets in the accompanying condensed consolidated balance sheets. Amortization of the deferred contract cost was $0.9 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. Amortization of deferred costs are included in cost of services in the accompanying condensed consolidated statements of operations.

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

The following table provides details underlying OneSpaWorld’s income per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$15,271	$21,166
Denominator:
Weighted average shares outstanding – Basic	104,602	101,467
Dilutive effect of warrants	—	864
Dilutive effect of stock-based awards	475	602
Weighted average shares outstanding – Diluted	105,077	102,933
Net income (loss) per voting and non-voting share:
Basic	$0.15	$0.21
Diluted	$0.15	$0.21

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income per share (in thousands):

	Three Months Ended March 31,
	2025	2024
Performance stock units	181	292

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

3. INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of March 31, 2025 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(93,566)	$511,134	39
Destination resort agreements	17,900	(8,635)	9,265	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(103,901)	$525,899

The following is a summary of the Company’s intangible assets as of December 31, 2024 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(89,691)	$515,009	39
Destination resort agreements	17,900	(8,377)	9,523	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(99,768)	$530,032

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2025 and 2024 was $4.1 million for each period, respectively. Amortization expense is estimated to be $16.5 million in each of the next five years beginning in 2025.

4. LONG-TERM DEBT, NET

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	March 31, 2025	December 31, 2024	Maturities Through	March 31, 2025	December 31, 2024
Term loan facility	6.2%	6.3%	2029	$98,750	$100,000
Less: unamortized debt issuance cost				(1,374)	(1,443)
Total debt, net of unamortized debt issuance cost				97,376	98,557
Less: current portion of long-term debt				$(5,000)	$(5,000)
Long-term debt, net				$92,376	$93,557

On September 20, 2024 (the “Closing Date”), the Company and its subsidiaries, Dory Acquisition Sub, Inc. (“Dory Acquisition”) and OneSpaWorld (Bahamas) Limited (“OneSpaWorld Bahamas” and together with Dory Acquisition, the “Borrowers”), entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders party thereto, providing for senior secured credit facilities consisting of (x) a term loan facility of $100 million (of which $70 million was borrowed by Dory Acquisition and $30 million was borrowed by OneSpaWorld Bahamas) (the “Term Loan Facility”), which was fully drawn on the Closing Date, and (y) a revolving loan facility of up to $50 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which Revolving Facility remained undrawn upon the closing of the Credit Facilities and as of March 31, 2025 and December 31, 2024. The Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the Revolving Facility. The Credit Facilities mature on September 20, 2029.

Loans outstanding under the Credit Facilities will accrue interest at a rate per annum equal to Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.90%, with three step ups to a maximum margin of 2.65% depending on the most recent consolidated leverage ratio of the Company and its restricted subsidiaries, and undrawn amounts under the Revolving Facility will accrue a commitment fee at a rate per annum of 0.25% on the average daily undrawn portion of the commitments thereunder, with three step ups to a maximum commitment fee of 0.40% depending on the most recent consolidated leverage ratio of the Company and its restricted subsidiaries.

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

The New Credit Agreement contains a financial covenant requiring the Company and its restricted subsidiaries to maintain a maximum consolidated total leverage ratio of 4.00 to 1.00, subject to certain exceptions, and a minimum fixed charge coverage ratio of 1.25 to 1.00. Additionally, the New Credit Agreement contains a number of customary negative covenants that restrict, among other things and in each case subject to specified exceptions, the Company's and its restricted subsidiaries' ability to: consummate consolidations, mergers and sales of assets; grant certain liens; incur additional debt; pay certain dividends; and engage in transactions with affiliates. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all of the covenants contained in the New Credit Agreement.

The New Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor.

The following are scheduled principal repayments on long-term debt as of March 31, 2025 for each of the next five years (in thousands):

Year	Amount
Remainder of 2025	3,750
2026	5,000
2027	5,000
2028	5,000
2029	80,000
Total	$98,750

Borrowing Capacity:

As of March 31, 2025, our available borrowing capacity under the Revolving Facility was $50 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
Revolving Facility	$50,000	$-

5. EQUITY

Dividends Declared Per Common Share

On February 12, 2025, our board of directors declared a quarterly dividend of $0.04 per share of common stock which we paid in cash on March 26, 2025 to shareholders of record at the close of business on March 12, 2025. See Note 13-"Subsequent Events" for additional dividends declared and further information.

Share Repurchase Program

On April 24, 2024, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $50 million of its common shares (the "2024 Share Repurchase Program”). Share repurchases made under the 2024 Share Repurchase Program were funded through the Company’s available cash.

Under the foregoing program, the Company purchased 2,094,498 common shares during the quarter ended March 31, 2025, at an aggregate cost of $37.9 million. Upon the consummation of the repurchases, such common shares reverted to authorized but unissued common shares of the Company. We allocated the excess of the repurchase price over the par value of the shares acquired between Additional paid-in capital and Accumulated deficit. On April 30, 2025, the Company announced in its earnings press release that its Board of Directors approved a new share repurchase program to repurchase up to $75.0 million of the Company’s common shares (the “2025 Share Repurchase Program”). As of the date of approval of the 2025 Share Repurchase Program, the Company had $900,000 remaining available under the 2024 Share Repurchase Program, which is now cancelled as a result of the new authorization. See Note 13-"Subsequent Events" for additional information about Board authorization for common share repurchases and further information.

6. STOCK-BASED COMPENSATION

The share-based compensation expense for the three months ended March 31, 2025 and 2024 was $3.6 million and $2.1 million, respectively, which is included as a component of salaries, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2025, the Company accelerated the vesting of certain restricted stock units ("RSUs") and performance stock units ("PSUs"), including those related to a previously announced executive departure in March 2025, making them fully vested, resulting in incremental share-based compensation expense of $1.4 million.

The following is a summary of RSUs activity for the three months ended March 31, 2025:

RSUs Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested share units as of December 31, 2024	590,739	$17.10
Vested	(55,423)	15.34
Forfeited	(3,170)	14.52
Non-vested share units as of March 31, 2025	532,146	$17.30

The following is a summary of PSUs activity for the three months ended March 31, 2025:

PSUs activity	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value
Non-vested share units as of December 31, 2024	591,325	$14.62
Granted (1)	36,142	12.08
Vested	(185,121)	13.09
Forfeited	(3,170)	14.52
Non-vested share units as of March 31, 2025	439,176	$15.05

(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during the three months ended March 31, 2025 based on the Company’s achievement of the performance conditions.

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's consolidated balance sheets and was not material as of March 31, 2025 and December 31, 2024.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of March 31, 2025 and December 31, 2024.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of March 31, 2025 and December 31, 2024, our receivables from contracts with customers were $44.7 million and $46.3 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

Disaggregation of Revenue and Segment Reporting

The Company operates facilities on cruise ships and in destination resorts, where we provide health, fitness, beauty and wellness services and sell related products. The Company also sells health and wellness, fitness and beauty related products through its timetospa.com website, which is a post-cruise sales tool where guests may continue their wellness journey after disembarking. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer, who is the Company’s chief operating decision maker (CODM), in determining how to allocate the Company’s resources and evaluate performance. The following table disaggregates the Company’s revenues by revenue source and operating segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Service revenues:
Maritime	$169,511	$161,713
Destination resorts	9,008	10,496
Total service revenues	178,519	172,209
Product revenues:
Maritime	39,940	37,730
Destination resorts	662	711
Timetospa.com	509	576
Total product revenues	41,111	39,017

Total revenues	$219,630	$211,226

8. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates facilities on cruise ships and in destination resort spas, which provide health and wellness services and sell beauty products onboard cruise ships and in destination resorts. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar business and economic characteristics, operations, services and product offerings, and customers. Additionally, the Company’s operating segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief executive officer, who is the Company’s CODM, in determining how to allocate the Company’s resources and evaluate performance.

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
U.S.	$4,134	$5,083
Other countries	6,211	6,876
Not connected to a country	209,285	199,267
Total	$219,630	$211,226

	As of
	March 31, 2025	December 31, 2024
Property and equipment, net:
U.S.	$4,937	$4,977
Other countries	1,691	1,633
Not connected to a country	11,592	11,068
Total	$18,220	$17,678

All expense categories on the Condensed Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. The Company’s CODM reviews financial information presented on a consolidated basis for the purpose of making operating decisions, allocating resources, assessing financial performance and making strategic decisions related to personnel and capital expenditures, among other specific purposes. The CODM regularly analyzes net income (loss), and the components thereof, as reported on the Company’s consolidated statements of operations, to assess operating trends and performance, including budget-to-actual variances; allocate resources; and make key strategic and operating decisions.

Since the Company operates as one reportable segment, all financial information required by “Segment Reporting” can be found in the accompanying condensed financial statements. The CODM does not review segment assets at a level other than that presented in the Company’s condensed consolidated balance sheets. There are no intra-entity sales or transfers and no significant expense categories regularly provided to the CODM beyond those disclosed in the Consolidated Statements of Operations. Information related to the Company’s services and products is disclosed in Note 7, “Revenue Recognition”.

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Accumulated Other Comprehensive Income (loss) for the Three Months Ended March 31, 2025			Accumulated Other Comprehensive Income for the Three Months Ended March 31, 2024
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income
Beginning of the period	$(968)	$1,365	$397	$(917)	$2,372	$1,455
Other comprehensive income (loss) before reclassifications	111	(559)	(448)	(38)	267	229
Amounts reclassified into earnings	-	(228)	(228)	-	(947)	(947)
Net current period other comprehensive income (loss)	111	(787)	(676)	(38)	(680)	(718)
Ending balance	$(857)	$578	$(279)	$(955)	$1,692	$737

(1) See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at March 31, 2025 and December 31, 2024 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at March 31, 2025 and December 31, 2024 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of December 31, 2024 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$22,605	$22,605	$57,439	$57,439
Restricted cash	1,198	1,198	1,198	1,198
Total cash	$23,803	$23,803	$58,637	$58,637
Term loan facility (a)	$98,750	(b)	$100,000	$100,740
(a)
The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.
(b)
The Company’s outstanding long-term debt as of March 31, 2025 was recently originated and bears variable interest rates that are tied to SOFR plus an applicable margin. As a result, the Company believes that the fair value of long-term debt as of March 31, 2025 approximates its carrying amount.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2025				Fair Value Measurements at December 31, 2024
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$480	$-	$480	$-	$653	$-	$653	$-
Derivative financial instruments (1)	Other non-current assets	104	-	104	-	711	-	711	-
Total assets		$584	$-	$584	$-	$1,364	$-	$1,364	$-
Liabilities:
Derivative financial instruments (1)	Other long-term liabilities	7	-	7	-	-	-	-	-
Total liabilities		$7	$-	$7	$-	$-	$-	$-	$-

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

In September 2024, the Borrowers entered into two floating-to-fixed interest rate swap agreements with a notional amount of $70 million and $30 million, respectively, with Bank of America, N.A. to make a series of payments based on a fixed interest rate of 3.341% and 3.564%, respectively, and receive a series of payments based on the 1 Month USD-SOFR CME term which is used to hedge the Company’s exposure to changes in cash flows associated with its variable rate Term Loan Facility and has designated this derivative as a cash flow hedge. The interest rate swap agreements expire on September 20, 2027 and December 20, 2026, respectively. As of March 31, 2025, the aggregate notional amount of the interest rate swap agreements was $98.7 million.

There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $0.5 million of income from accumulated other comprehensive (loss) income into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
(Losses) gain recognized in accumulated other comprehensive (loss) income	$(559)	$267

Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	$(228)	$(947)

11. INCOME TAXES

For the three months ended March 31, 2025 and 2024, the Company recorded an income tax expense of $0.4 million and $0.6 million, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to foreign rate differential, including income earned in jurisdictions not subject to income taxes, withholding taxes due in various jurisdictions and the change in valuation allowance.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020 and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

13. SUBSEQUENT EVENTS

The Company announced on April 30, 2025 that the Board of Directors approved a quarterly dividend payment of $0.04 per common share payable on June 4, 2025 to shareholders of record as of the close of business on May 21, 2025.

On April 30, 2025, the Company also announced in its earnings press release that its Board of Directors approved a new share repurchase program to repurchase up to $75.0 million of the Company’s common shares (the “2025 Share Repurchase Program”). The share repurchases will be funded through the Company’s available cash. The Company may repurchase shares of its outstanding common stock from time to time on the open market, including through Rule 10b5-1plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of share repurchases will depend on a variety of factors, including business and market conditions. The 2025 Share Repurchase Program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any specific value or number of its common shares under the program. As of the date of authorization of the 2025 Share Repurchase Program, the Company had $900,000 remaining available under the 2024 Share Repurchase Program, which is now cancelled as a result of the new authorization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” and in “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2024. We assume no obligation to update any of these forward-looking statements.

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Our highly trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard cruise ships and at destination resorts globally. We are the market leader at more than 18x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global staff recruitment, training and logistics platform, global operations infrastructure, as well as decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay.

At our core, we are a global services company. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of their overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations. We have consistently expanded our onboard offerings with innovative and leading-edge service and product introductions, and developed the powerful recruiting, training and logistics platforms to manage our operational complexity, maintain our industry-leading quality standards, and maximize revenue and profitability per health and wellness center. The combination of our renowned recruiting and training platform, deep proprietary labor pool, global logistics and supply chain infrastructure, and proven health and wellness center and revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate.

A significant portion of our revenues are generated from our cruise ship operations. Historically, we have been able to renew substantially all of our cruise line agreements.

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

•
Average Weekly Revenue Per Destination Resort. A key indicator of productivity per destination resort health and wellness center. Revenue per destination resort health and wellness center in a period can be affected by the geographic mix of health and wellness centers in operation for such period. Typically, our U.S. and Caribbean health and wellness centers are larger and produce substantially more revenues per location than our Asian centers. Additionally, average weekly revenue can also be negatively impacted by renovations of our destination resort health and wellness centers.

	Three Months Ended March 31
	2025	2024
Average Ship Count	193	188
Period End Ship Count	199	193
Average Weekly Revenue Per Ship	$84,177	$81,708
Average Revenue Per Shipboard Staff Per Day	$562	$549
Revenue Days	17,401	17,076
Average Resort Count	49	51
Period End Resort Count	50	51
Average Weekly Revenue Per Resort	$15,247	$16,791

Key Financial Definitions

Revenues. Revenues consist primarily of sales of services and sales of products to cruise ship passengers and destination resort guests. The following is a brief description of the components of our revenues:

•
Service revenues. Service revenues consist primarily of sales of health and wellness services, including a full range of massage treatments, facial treatments, nutritional/weight management consultations, teeth whitening, mindfulness and medi-spa services to cruise ship passengers and destination resort guests. We bill our services at rates which inherently include an immaterial charge for products used in the rendering of such services, if applicable.
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

Other (expense) income. Other (expense) income consists of interest income, interest expense and changes in the fair value of warrant liabilities.

Income tax expense. Income tax expense includes current and deferred federal income tax expenses, as well as state and local income taxes.

Net income. Net income consists of income from operations less other (expense) income and income tax expense.

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
•
Our revenues and financial performance may be impacted by other risks and uncertainties, including, without limitation, those set forth under the section entitled “Risk Factors” in Part II, Item 1A of the Company’s 2024 Form 10-K.

The effect of each of these factors on our revenues and financial performance varies from period to period.

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$178,519	$172,209
Product revenues	41,111	39,017
Total revenues	219,630	211,226
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	148,154	144,025
Cost of products	35,297	33,530
Administrative	4,213	4,057
Salaries, benefits and payroll taxes	10,995	8,493
Amortization of intangible assets	4,134	4,144
Total cost of revenues and operating expenses	202,793	194,249
Income from operations	16,837	16,977
OTHER (EXPENSE) INCOME
Interest expense, net	(1,147)	(2,955)
Change in fair value of warrant liabilities	—	7,723
Total other (expense) income	(1,147)	4,768
Income before income tax expense	15,690	21,745
INCOME TAX EXPENSE	419	579
NET INCOME	$15,271	$21,166
NET INCOME PER SHARE
Basic and diluted	$0.15	$0.21
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	104,602	101,467
Diluted	105,077	102,933

Comparison of Results for the Three Months Ended March 31, 2025 and 2024

Revenues. Revenues for the three months ended March 31, 2025 and 2024 were $219.6 million and $211.2 million, respectively. The increases in each of service revenues and product revenues were driven by a 2% increase in Revenue Days, which impacted revenue by $5.3 million, and a 2% increase in average guest spend, which positively impacted revenue by $4.7 million. Contributing to the increased volume and spend was $2.3 million in increased pre-booked revenues on health and wellness centers included in our ship count as of March 31, 2025. This was offset by a $1.5 million decrease in our land-based spa business, partially due to the closure of hotels where we had previously operated.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended March 31, 2025 were $178.5 million, an increase of $6.3 million, or 4%, compared to $172.2 million for the three months ended March 31, 2024.
•
Product revenues. Product revenues for the three months ended March 31, 2025 were $41.1 million, an increase of $2.1 million, or 5%, compared to $39.0 million for the three months ended March 31, 2024.

Cost of services. Cost of services for the three months ended March 31, 2025 were $148.2 million, an increase of $4.1 million, or 3%, compared to $144.0 million for the three months ended March 31, 2024. The increase was primarily attributable to costs associated with increased service revenues of $178.5 million in the quarter from our operating health and wellness centers at sea and on land, compared with service revenues of $172.2 million in the first quarter of 2024.

Cost of products. Cost of products for the three months ended March 31, 2025 were $35.3 million, an increase of $1.8 million, or 5%, compared to $33.5 million for the three months ended March 31, 2024. The increase was primarily attributable to costs associated with increased product revenues of $41.1 million in the quarter from our operating health and wellness centers at sea and on land, compared to product revenues of $39.0 million in the first quarter of 2024.

Administrative. Administrative expenses for the three months ended March 31, 2025 were $4.2 million, an increase of $0.1 million, or 4%, compared to $4.1 million for the three months ended March 31, 2024.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes for the three months ended March 31, 2025 were $11.0 million, an increase of $2.5 million, or 29%, compared to $8.5 million for the three months ended March 31, 2024. The increase was primarily attributable to expenses associated with the termination of employment of the Company’s former Chief Commercial Officer, including $1.1 million of severance expense and $1.4 million of expense related to vesting treatment in respect to restricted stock units and performance stock units.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2025 and 2024 were both $4.1 million, respectively.

Other (expense) income. Other (expense) income includes interest expense and change in the fair value of the warrant liabilities. Interest expense, net for the three months ended March 31, 2025 was $1.1 million, a decrease of $1.8 million, or 61%, compared to $3.0 million for the three months ended March 31, 2024. The decrease was primarily attributable to lower debt balances and lower effective interest rates. Since the year ended December 31, 2023, we have repaid a total of $60.9 million in debt instruments. The change in fair value of the outstanding warrants during the three months ended March 31, 2025 was zero compared to a gain of $7.7 million during the three months ended March 31, 2024. The Company had no outstanding warrants during the three months ended March 31, 2025; accordingly, there was no impact on the Condensed Consolidated Statement of Operations during this period.

Income tax expense. Income tax expense for the three months ended March 31, 2025 was $0.4 million, a decrease of $0.2 million, or 28%, compared to an expense of $0.6 million for the three months ended March 31, 2024. The decrease is primarily attributable to a lower effective tax rate, driven by higher earnings in foreign jurisdictions and lower earnings in the U.S.

Net income. Net income for the three months ended March 31, 2025 was $15.3 million, a decrease of $5.9 million, or 28%, compared to a net income of $21.2 million for the three months ended March 31, 2024. The change was primarily attributable to a $7.7 million benefit resulting from the change in the fair value of warrant liabilities in the first quarter of 2024. The first quarter of 2025 benefited from a $1.8 million decrease in Interest expense.

Liquidity and Capital Resources

Overview

We fund our operations principally with cash flow from operations. Our principal uses for our liquidity have been funding the operations of our health and wellness centers onboard 199 cruise ships and in 50 destination resorts, including associated working capital investment and capital expenditures; capital expenditures in technology and infrastructure assets to enhance our complex global operating platform; debt service, including $1.2 million repayment of our Term Loan Facility; payment of our $4.2 million quarterly dividend; and purchasing 2,094,000 of our common shares under our 2024 Share Repurchase Program, among other uses of our liquidity.

We have concluded that we will have sufficient liquidity to satisfy our existing and planned capital requirements over the next twelve months and thereafter and to comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the three months ended March 31, 2025 and 2024.

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Net income	$15,271	$21,166
Depreciation and amortization	6,179	6,209
Amortization of deferred financing costs	78	346
Change in fair value of warrant liabilities	—	(7,723)
Stock-based compensation	3,560	2,094
Provision for doubtful accounts	5	4
Noncash lease (income) expense	(26)	11
Change in working capital	(14,960)	(7,153)
Net cash provided by operating activities	10,107	14,954
Capital expenditures	(1,697)	(1,206)
Net cash used in investing activities	(1,697)	(1,206)
Proceeds from exercise of warrants	—	51,698
Repurchase of common shares	(37,901)	(7,736)
Repayment on first lien and term loan facilities	(1,250)	(20,000)
Payment of deferred financing costs	(9)	—
Dividends	(4,187)	—
Net cash (used in) provided by financing activities	(43,347)	23,962
Effect of exchange rate changes on cash	103	(24)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(34,834)	$37,686

Comparison of Results for the Three Months Ended March 31, 2025 and 2024

Operating activities. Our net cash provided by operating activities for the three months ended March 31, 2025 and 2024 were $10.1 million and $15.0 million, respectively. This decrease of $4.9 million was due to a change in working capital of ($7.8) million offset by an increase in Net income, net of non-cash items of $2.9 million. The increase in Net income, net of non-cash items was primarily attributable to: (i) increased revenues from a higher number of health and wellness center guests on our existing fleet, expansion of our fleet by five ships, and higher guest spend, and (ii) reduced Interest expense, which was attributable to lower debt balances. For further discussion, see “Results of Operations”, above. The $7.8 million change in working capital was attributable to cash outflows of $15.0 million and $7.2 million for the three months ended March 31, 2025 and 2024, respectively. The cash outflows from working capital for the three months ended March 31, 2025, were primarily driven by a $5.1 million net payment of bonuses to employees, a payment of $7.3 million to cruise line partners related to fees accrued, and a $3.4 million increase in Inventories, as a result of increased purchases reflecting the growth in Revenues and anticipation of increased shipments in the second quarter of 2025. The cash outflows from working capital for the three months ended March 31, 2024 were primarily driven by a $22.1 million increase in Other non-current assets reflecting capitalized contract costs incurred to enter into new or to renew long-term contracts, partially offset by an increase in other long-term liabilities of $7.3 million, which relate to fees accrued to cruise line partners and a $7.0 million increase in Accounts payable, primarily related to the timing of vendor payments.

Investing activities. Our net cash used in investing activities for the three months ended March 31, 2025 and 2024 were $1.7 million and $1.2 million, respectively. During the three months ended March 31, 2025, we continued to make investments in technology hardware and software, including artificial intelligence, and medi-spa equipment.

Financing activities. Our net cash (used in) provided by financing activities for the three months ended March 31, 2025 and 2024 were ($43.3) million and $24.0 million, respectively. For the three months ended March 31, 2025, the Company utilized $37.9 million to repurchase 2,094,000 of our common shares, repaid $1.2 million on the Term Loan Facility and paid Dividends of $4.2 million. For the three months ended March 31, 2024, the Company received proceeds from the exercise of public and private warrants of $51.7 million, repaid $20.0 million on its prior term loan facility, which was fully paid off and terminated as of December 31, 2024, and utilized $7.7 million to repurchase 606,386 of our common shares.

Seasonality

A significant portion of our revenues are generated onboard cruise ships and are subject to specific individual cruise itineraries, as to time of year and geographic location, among other factors. As a result, we experience varying degrees of seasonality as the demand for cruises is stronger in the Northern Hemisphere during the summer months and during holidays. Accordingly, the third quarter and holiday periods generally result in our highest revenue yields. Further, cruises and destination resorts have been negatively affected by the frequency and intensity of hurricanes, which may be impacted by climate change. The negative impact of hurricanes in the Northern Hemisphere is highest during peak season, from August through October.

Contractual Obligations

As of March 31, 2025, our net future contractual obligations have not changed significantly from the amounts disclosed in our 2024 Form 10-K.

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

Our critical accounting policies are included in our 2024 Form 10-K. We believe that there have been no significant changes during the three months ended March 31, 2025 to the critical accounting policies disclosed in our 2024 Form 10-K.

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
•
other risks and uncertainties indicated in our 2024 Form 10-K, including those set forth under the section entitled “Risk Factors”; and
•
other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our 2024 Form 10-K. There have been no material changes to our exposure to market risks since the date of our 2024 Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 2024 Form 10-K, Part II, Item 1A. “Risk Factors.” However, the risks and uncertainties that we face are not limited to those set forth in the 2024 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our business and the trading price of our securities.

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

Dated: May 1, 2025

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
President, Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer