Form 10-Q
period 2025-06-30
ONESPAWORLD HOLDINGS Ltd
filed 2025-07-31
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 28, 2025, the registrant had 102,697,235 voting common shares issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and par value data)

	As of
	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,028	$57,439
Restricted cash	1,198	1,198
Accounts receivable, net	47,309	46,264
Inventories, net	56,433	46,748
Prepaid expenses	6,064	3,849
Other current assets	7,376	6,007
Total current assets	153,408	161,505
Property and equipment, net	19,752	17,678
Operating lease right-of-use assets, net	12,880	13,898
Intangible assets, net	521,765	530,032
OTHER ASSETS:
Deferred tax asset	1,233	1,233
Other non-current assets	22,780	22,077
Total other assets	24,013	23,310
Total assets	$731,818	$746,423
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$33,078	$29,748
Accrued expenses	40,016	41,218
Current portion of operating leases	2,502	2,555
Current portion of long-term debt	5,000	5,000
Other current liabilities	794	884
Total current liabilities	81,390	79,405
Other long-term liabilities	218	7,333
Long-term operating leases	10,680	11,631
Long-term debt, net	91,202	93,557
Total liabilities	183,490	191,926
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 102,697,235 issued and outstanding at June 30, 2025 and 104,551,189 shares issued and outstanding at December 31, 2024	10	10
Additional paid-in capital	814,701	833,979
Accumulated deficit	(265,924)	(279,889)
Accumulated other comprehensive (loss) income	(459)	397
Total shareholders' equity	548,328	554,497
Total liabilities and shareholders' equity	$731,818	$746,423

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Service revenues	$193,358	$180,846	$371,877	$353,055
Product revenues	47,368	44,045	88,479	83,062
Total revenues	240,726	224,891	460,356	436,117
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	161,250	150,801	309,404	294,826
Cost of products	39,984	37,138	75,281	70,668
Administrative	4,410	4,740	8,623	8,797
Salaries, benefits and payroll taxes	8,821	9,230	19,816	17,723
Amortization of intangible assets	4,134	4,143	8,268	8,287
Total cost of revenues and operating expenses	218,599	206,052	421,392	400,301
Income from operations	22,127	18,839	38,964	35,816
OTHER (EXPENSE) INCOME
Interest expense, net	(1,395)	(2,221)	(2,542)	(5,176)
Change in fair value of warrant liabilities	—	(46)	—	7,677
Total other (expense) income	(1,395)	(2,267)	(2,542)	2,501
Income before income tax expense	20,732	16,572	36,422	38,317
INCOME TAX EXPENSE	792	813	1,211	1,392
NET INCOME	$19,940	$15,759	$35,211	$36,925
NET INCOME PER SHARE
Basic	$0.19	$0.15	$0.34	$0.36
Diluted	$0.19	$0.15	$0.34	$0.35
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	103,211	105,123	103,903	103,292
Diluted	103,620	105,767	104,345	104,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$19,940	$15,759	$35,211	$36,925
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	234	(77)	345	(115)
Cash flows hedges:
Net unrealized (loss) gain on derivative	(186)	75	(745)	342
Amount realized and reclassified into earnings	(228)	(945)	(456)	(1,892)
Total other comprehensive loss, net of tax	(180)	(947)	(856)	(1,665)
Total comprehensive income	$19,760	$14,812	$34,355	$35,260

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

		Three Months Ended June 30, 2025
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ equity
BALANCE, March 31, 2025	102,697	$10	$816,697	$(279)	$(285,864)	$530,564
Net income	—	—	—	—	19,940	19,940
Stock-based compensation	—	—	2,112	—	—	2,112
Foreign currency translation adjustment	—	—	—	234	—	234
Unrecognized loss on derivatives	—	—	—	(414)	—	(414)
Dividends (1)	—	—	(4,108)	—	—	(4,108)
BALANCE, June 30, 2025	102,697	$10	$814,701	$(459)	$(265,924)	$548,328

		Six Months Ended June 30, 2025
	Issued Common Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2024	104,551	$10	$833,979	$397	$(279,889)	$554,497
Net income	—	—	—	—	35,211	35,211
Stock-based compensation	—	—	5,672	—	—	5,672
Foreign currency translation adjustment	—	—	—	345	—	345
Repurchase and retirement of common shares (1)	(2,094)	—	(16,655)	—	(21,246)	(37,901)
Unrecognized loss on derivatives	—	—	—	(1,201)	—	(1,201)
Dividends (1)	—	—	(8,295)	—	—	(8,295)
Common shares issued under equity incentive plan	240	—	—	—	—	—
BALANCE, June 30, 2025	102,697	$10	$814,701	$(459)	$(265,924)	$548,328

(1) See Note 5 – “Equity” for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

(CONTINUED)

		Three Months Ended June 30, 2024
	Issued Common Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ equity
BALANCE, March 31, 2024	104,714	$10	$841,113	$737	$(326,324)	$515,536
Net income	—	—	—	—	15,759	15,759
Stock-based compensation	—	—	2,094	—	—	2,094
Foreign currency translation adjustment	—	—	—	(77)	—	(77)
Unrecognized loss on derivatives	—	—	—	(870)	—	(870)
Cashless exercise of warrants	—	—	209	—	—	209
BALANCE, June 30, 2024	104,714	$10	$843,416	$(210)	$(310,565)	$532,651

		Six Months Ended June 30, 2024
	Issued Common Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2023	99,735	$10	$777,062	$1,455	$(344,458)	$434,069
Net income	—	—	—	—	36,925	36,925
Stock-based compensation	—	—	4,188	—	—	4,188
Foreign currency translation adjustment	—	—	—	(115)	—	(115)
Repurchase and retirement of common shares	(606)	—	(4,704)	—	(3,032)	(7,736)
Unrecognized loss on derivatives	—	—	—	(1,550)	—	(1,550)
Accrued dividends cancelled on common stock	—	—	2,449	—	—	2,449
Exercise of Sponsor and Public Warrants	4,503	—	57,628	—	—	57,628
Cashless exercise of 2020 PIPE Warrants	484	—	6,793	—	—	6,793
Common shares issued under equity incentive plan	598	—	—	—	—	—
BALANCE, June 30, 2024	104,714	$10	$843,416	$(210)	$(310,565)	$532,651

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,211	$36,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,430	12,079
Amortization of deferred financing costs	154	618
Change in fair value of warrant liabilities	—	(7,677)
Stock-based compensation	5,672	4,188
Provision for doubtful accounts	9	9
Loss from write-offs of property and equipment	—	67
Noncash lease expense	14	76
Changes in:
Accounts receivable, net	(1,054)	(5,107)
Inventories, net	(9,685)	4,453
Prepaid expenses	(2,215)	(797)
Other current assets	(1,641)	(794)
Other non-current assets	(3,199)	(22,100)
Accounts payable	3,330	3,080
Accrued expenses	(8,535)	1,439
Other current liabilities	(90)	(150)
Other long-term liabilities	—	7,333
Net cash provided by operating activities	30,401	33,642
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,426)	(2,322)
Net cash used in investing activities	(4,426)	(2,322)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	51,698
Repurchase of common shares	(37,901)	(7,736)
Repayment on first lien and term loan facilities	(2,500)	(35,000)
Payment of deleveraging fee on term loan facilities	—	(5,420)
Payment of deferred financing costs	(9)	—
Dividends	(8,295)	—
Net cash (used in) provided by financing activities	(48,705)	3,542
Effect of exchange rate changes on cash, cash equivalents and restricted cash	319	(98)
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,411)	34,764
Cash, cash equivalents and restricted cash, Beginning of period	58,637	28,902
Cash, cash equivalents and restricted cash, End of period	$36,226	$63,666

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,941	$2,244
Interest	$3,161	$6,987
Non-cash financing transactions:
Cashless exercise of warrants	$—	$6,793
Accrued dividends cancelled on common stock	$—	$2,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. See Note 12-"Commitments and Contingencies" for further information. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of June 30, 2025 and 2024 to the total amount presented in our condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Balance as of June 30,
	2025	2024
Cash and cash equivalents	$35,028	$62,468
Restricted cash	1,198	1,198
Total cash and restricted cash in the condensed consolidated statement of cash flows	$36,226	$63,666

Inventories

Inventories, consisting principally of beauty, health and wellness products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No inventory impairment charge was recorded for the three and six months ended June 30, 2025 and 2024.

Other Assets-Deferred Costs

Costs incurred to enter into new or renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $22.4 million and $21.0 million as of June 30, 2025 and December 31, 2024, respectively, and is presented within other non-current assets in the accompanying condensed consolidated balance sheets. Amortization of the deferred contract costs for the three months ended June 30, 2025 and 2024 was $0.9 million for each period, respectively.

Amortization of the deferred contract costs was $1.8 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively. Amortization of deferred costs are included in cost of services in the accompanying condensed consolidated statements of operations.

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

The following table provides details underlying OneSpaWorld’s income per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$19,940	$15,759	$35,211	$36,925
Denominator:
Weighted average shares outstanding – Basic	103,211	105,123	103,903	103,292
Dilutive effect of warrants	—	11	—	437
Dilutive effect of stock-based awards	409	633	442	617
Weighted average shares outstanding – Diluted	103,620	105,767	104,345	104,346
Net income per voting and non-voting share:
Basic	$0.19	$0.15	$0.34	$0.36
Diluted	$0.19	$0.15	$0.34	$0.35

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Performance stock units	181	—	181	—
	181	—	181	—

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

3. INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of June 30, 2025 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(97,443)	$507,257	39
Destination resort agreements	17,900	(8,892)	9,008	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(108,035)	$521,765

The following is a summary of the Company’s intangible assets as of December 31, 2024 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(89,691)	$515,009	39
Destination resort agreements	17,900	(8,377)	9,523	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(99,768)	$530,032

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense was $4.1 million for each of the three-month periods ended June 30, 2025 and 2024. Amortization expense was $8.3 million for each of the six-month periods ended June 30, 2025 and 2024. Amortization expense is estimated to be $16.5 million in each of the next five years beginning in 2025.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	June 30, 2025	December 31, 2024	Maturities Through	June 30, 2025	December 31, 2024
Term loan facility	6.2%	6.3%	2029	$97,500	$100,000
Less: unamortized debt issuance cost				(1,298)	(1,443)
Total debt, net of unamortized debt issuance cost				96,202	98,557
Less: current portion of long-term debt				(5,000)	(5,000)
Long-term debt, net				$91,202	$93,557

On September 20, 2024 (the “Closing Date”), the Company and its subsidiaries, Dory Acquisition Sub, Inc. (“Dory Acquisition”) and OneSpaWorld (Bahamas) Limited (“OneSpaWorld Bahamas” and together with Dory Acquisition, the “Borrowers”), entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders party thereto, providing for senior secured credit facilities consisting of (x) a term loan facility of $100 million (of which $70 million was borrowed by Dory Acquisition and $30 million was borrowed by OneSpaWorld Bahamas) (the “Term Loan Facility”), which was fully drawn on the Closing Date, and (y) a revolving loan facility of up to $50 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which Revolving Facility remained undrawn upon the closing of the Credit Facilities and as of June 30, 2025 and December 31, 2024. The Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the Revolving Facility. The Credit Facilities mature on September 20, 2029.

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

The New Credit Agreement contains a financial covenant requiring the Company and its restricted subsidiaries to maintain a maximum consolidated total leverage ratio of 4.00 to 1.00, subject to certain exceptions, and a minimum fixed charge coverage ratio of 1.25 to 1.00. Additionally, the New Credit Agreement contains a number of customary negative covenants that restrict, among other things and in each case subject to specified exceptions, the Company's and its restricted subsidiaries' ability to: consummate consolidations, mergers and sales of assets; grant certain liens; incur additional debt; pay certain dividends; and engage in transactions with affiliates. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all of the covenants contained in the New Credit Agreement.

The New Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor.

The following are scheduled principal repayments on long-term debt as of June 30, 2025 for each of the next five years (in thousands):

Year	Amount
Remainder of 2025	$2,500
2026	5,000
2027	5,000
2028	5,000
2029	80,000
Total	$97,500

Borrowing Capacity:

As of June 30, 2025, our available borrowing capacity under the Revolving Facility was $50 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
Revolving Facility	$50,000	$-

5. EQUITY

Dividends Declared Per Common Share

On February 12, 2025, our Board of Directors declared a quarterly dividend of $0.04 per share of common stock, which we paid in cash on March 26, 2025, to shareholders of record at the close of business on March 12, 2025.

On April 23, 2025, our Board of Directors approved a quarterly dividend payment of $0.04 per share of common stock, which we paid in cash on June 4, 2025 to shareholders of record at the close of business on May 21, 2025. See Note 13-"Subsequent Events" for additional dividends declared and further information.

Share Repurchase Program

On April 23, 2024, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $50 million of its common shares (the "2024 Share Repurchase Program”). Share repurchases made under the 2024 Share Repurchase Program were funded through the Company’s available cash. During the first quarter of 2025, the Company purchased 2,094,498 common shares at an aggregate cost of $37.9 million. Upon consummation of the repurchases, such common shares reverted to authorized but unissued common shares of the Company. We allocated the excess of the repurchase price over the par value of the shares acquired between Additional paid-in capital and Accumulated deficit.

On April 23, 2025, the Board of Directors approved a new share repurchase program to repurchase up to $75.0 million of the Company’s common shares (the “2025 Share Repurchase Program”). As of the approval date, $900,000 remained available under the 2024 Share Repurchase Program, which was cancelled upon the adoption of the 2025 Share Repurchase Program. Repurchases under the 2025 Share Repurchase Program will be funded through the Company’s available cash. The Company may repurchase shares of its outstanding common stock from time to time on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of share repurchases will depend on a variety of factors, including business and market conditions. The 2025 Share Repurchase Program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any specific value or number of its common shares under the program. As of the date of this filing, no repurchases have been made under the 2025 Share Repurchase Program. The entire authorized amount under the 2025 Share Repurchase Program remains available.

6. STOCK-BASED COMPENSATION

The share-based compensation expense was $2.1 million for each of the three-month periods ended June 30, 2025 and 2024, and is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The share-based compensation expense for the six months ended June 30, 2025 and 2024 was $5.7 million and $4.2 million, respectively, and is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

During the first quarter of 2025, the Company accelerated the vesting of certain restricted stock units ("RSUs") and performance stock units ("PSUs"), including those related to a previously announced executive departure in March 2025, making them fully vested, resulting in incremental share-based compensation expense of $1.4 million.

The following is a summary of restricted share units ("RSUs") activity for the six months ended June 30, 2025:

RSUs Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2024	590,739	$17.10
Vested	(55,423)	15.34
Forfeited	(4,708)	16.15
Non-Vested share units as of June 30, 2025	530,608	$17.29

The following is a summary of performance share units ("PSUs") activity for the six months ended June 30, 2025:

PSUs Activity	Number of Performance-Based Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2024	591,325	$14.62
Granted (1)	36,142	12.08
Vested	(185,121)	13.09
Forfeited	(4,708)	16.15
Non-Vested share units as of June 30, 2025	437,638	$15.04

(1) The amount shown represents performance adjustments for performance-based awards granted in prior fiscal years and vested during the first quarter of 2025 based on the Company’s achievement of the performance conditions.

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in Product revenues on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in Other current liabilities on the Company's condensed consolidated balance sheets and was not material as of June 30, 2025 and December 31, 2024, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to Product revenues at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of June 30, 2025 and December 31, 2024.

Contract Balances

Receivables from the Company’s contracts with customers are included within Accounts receivable, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for amounts attributable to online sales of products included in Product revenues, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of June 30, 2025 and December 31, 2024, our Accounts receivable, net from contracts with customers were $47.3 million and $46.3 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

Disaggregation of Revenue and Segment Reporting

The Company operates facilities on cruise ships and in destination resorts, where we provide health, fitness, beauty and wellness services and sell related products. The Company also sells health and wellness, fitness and beauty related products through its timetospa.com website, which is a post-cruise sales tool where guests may continue their wellness journey after disembarking. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. See Note 8 – “Segment and Geographical Information” for further details regarding the Company's operating segments. The following table disaggregates the Company’s revenues by revenue source and operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service revenues:
Maritime	$185,349	$172,060	$354,860	$333,773
Destination resorts	8,009	8,786	17,017	19,282
Total service revenues	193,358	180,846	371,877	353,055
Product revenues:
Maritime	46,369	42,872	86,309	80,602
Destination resorts	510	634	1,172	1,345
Timetospa.com	489	539	998	1,115
Total product revenues	47,368	44,045	88,479	83,062
Total revenues	$240,726	$224,891	$460,356	$436,117

8. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates facilities on cruise ships and in destination resorts, where we provide health and wellness services and sell beauty products. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar business and economic characteristics, operations, services and product offerings, and customers. Additionally, the Company’s operating segments are components for which separate financial information is available. However, the Chief Executive Officer, who serves as the Company’s Chief Operating Decision Maker (CODM), primarily reviews financial results and makes decisions on a consolidated basis. The CODM uses this consolidated financial information to assess performance, allocate resources, and make strategic decisions, including those related to capital expenditures and personnel. The CODM regularly analyzes net income (loss), and the components thereof, as reported on the Company’s consolidated statements of operations, to assess operating trends and performance, including budget-to-actual variances; allocate resources; and make key strategic and operating decisions. All expense categories on the condensed consolidated statements of operations are significant and there are no other significant segment expenses that would require disclosure.

Since the Company operates as one reportable segment, all financial information required by “Segment Reporting” can be found in the accompanying condensed consolidated financial statements. The CODM does not review segment assets at a level other than that presented in the Company’s condensed consolidated balance sheets. There are no intra-entity sales or transfers and no significant expense categories regularly provided to the CODM beyond those disclosed in the condensed consolidated statements of operations. Information related to the Company’s services and products is disclosed in Note 7, “Revenue Recognition”.

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
U.S.	$4,025	$4,476	$8,159	$9,559
Other countries	5,214	5,633	11,425	12,509
Not connected to a country	231,487	214,782	440,772	414,049
Total	$240,726	$224,891	$460,356	$436,117

	As of
	June 30, 2025	December 31, 2024
Property and equipment, net:
U.S.	$4,682	$4,977
Other countries	3,370	1,633
Not connected to a country	11,700	11,068
Total	$19,752	$17,678

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2025			Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2024
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)
Beginning of the period	$(968)	$1,365	$397	$(917)	$2,372	$1,455
Current period other comprehensive income (loss) before reclassifications	345	(745)	(400)	(115)	342	227
Amounts reclassified into earnings	-	(456)	(456)	-	(1,892)	(1,892)
Net current period other comprehensive income (loss)	345	(1,201)	(856)	(115)	(1,550)	(1,665)
Ending balance	$(623)	$164	$(459)	$(1,032)	$822	$(210)
(1)
See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at June 30, 2025 and December 31, 2024 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at June 30, 2025 and December 31, 2024 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of December 31, 2024 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$35,028	$35,028	$57,439	$57,439
Restricted cash	1,198	1,198	1,198	1,198
Total cash	$36,226	$36,226	$58,637	$58,637
Term loan facility (a)	$97,500	(b)	$100,000	$100,740
(a)
The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.
(b)
The Company’s outstanding long-term debt as of June 30, 2025 was recently originated and bears variable interest rates that are tied to SOFR plus an applicable margin. As a result, the Company believes that the fair value of long-term debt as of June 30, 2025 approximates its carrying amount.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2025				Fair Value Measurements at December 31, 2024
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$381	$-	$381	$-	$653	$-	$653	$-
Derivative financial instruments (1)	Other non- current assets	$-	$-	$-	$-	$711	$-	$711	$-
Total assets		$381	$-	$381	$-	$1,364	$-	$1,364	$-
Liabilities:
Derivative financial instruments (1)	Other long-term liabilities	218	-	218	-	-	-	-	-
Total liabilities		$218	$-	$218	$-	$-	$-	$-	$-

(1)
Consists of an amount attributable to two interest rate swap contracts; see "Derivatives" below.

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

In September 2024, the Borrowers entered into two floating-to-fixed interest rate swap agreements with a notional amount of $70 million and $30 million, respectively, with Bank of America, N.A. to make a series of payments based on a fixed interest rate of 3.341% and 3.564%, respectively, and receive a series of payments based on the 1 Month USD-SOFR CME term which is used to hedge the Company’s exposure to changes in cash flows associated with its variable rate Term Loan Facility and has designated this derivative as a cash flow hedge. The interest rate swap agreements expire on September 20, 2027 and December 20, 2026, respectively. As of June 30, 2025, the aggregate notional amount of the interest rate swap agreements was $97.5 million.

There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $0.4 million of income from accumulated other comprehensive (loss) income into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Loss) Gain recognized in accumulated other comprehensive income (loss)	$(186)	$75	$(745)	$342

Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	$(228)	$(945)	$(456)	$(1,892)

11. INCOME TAXES

For the three months ended June 30, 2025 and 2024, the Company recorded an income tax expense of $0.8 million in each period. For the six months ended June 30, 2025 and 2024, the Company recorded an income tax expense of $1.2 million and $1.4 million, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to foreign rate differential, including income earned in jurisdictions not subject to income taxes, withholding taxes due in various jurisdictions and the change in valuation allowance.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020 and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

13. SUBSEQUENT EVENTS

The Company announced on July 30, 2025 that the Board of Directors approved a quarterly dividend payment of $0.04 per common share payable on September 3, 2025 to shareholders of record as of the close of business on August 20, 2025.

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

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers in destination resorts worldwide. Our highly trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products onboard cruise ships and at destination resorts globally. We are the market leader at more than 18x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global staff recruitment, training and logistics platform, global operations infrastructure, and decades-long relationships with our cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay.

At our core, we are a global services company. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of their overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations. We have consistently expanded our onboard offerings with innovative and leading-edge service and product introductions, and developed our powerful recruiting, training and logistics platforms to manage our operational complexity, maintain our industry-leading quality standards, and maximize revenue and profitability per health and wellness center. The combination of our renowned recruiting and training platform, deep proprietary labor pool, global logistics and supply chain infrastructure, and proven health and wellness center and revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average Ship Count	191	188	192	188
Period End Ship Count	200	197	200	197
Average Weekly Revenue Per Ship	$92,936	$88,034	$88,560	$84,859
Average Revenue Per Shipboard Staff Per Day	$608	$586	$585	$567
Revenue Days	17,426	17,074	34,827	34,150
Average Resort Count	50	52	50	52
Period End Resort Count	51	52	51	52
Average Weekly Revenue Per Resort	$13,019	$14,028	$14,116	$15,405

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

Cost of services. Cost of services consists primarily of an allocable portion of payments to cruise line partners (which are derived as a percentage of service revenues or a minimum annual rent or a combination of both), an allocable portion of wages paid to shipboard employees, an allocable portion of staff-related shipboard expenses, wages paid directly to destination resort employees, payments to destination resort partners, the allocable cost of products consumed in the rendering of services, and health and wellness center depreciation. Cost of services has historically been highly variable; increases and decreases in cost of services are primarily attributable to corresponding increases or decreases in service revenues. Cost of services has remained generally consistent as a percentage of service revenues.

Cost of products. Cost of products consists primarily of the cost of products sold through our various methods of distribution, an allocable portion of wages paid to shipboard employees and an allocable portion of payments to cruise line and destination resort partners (which are derived as a percentage of product revenues or a minimum annual rent or a combination of both). Cost of products has historically been highly variable; increases and decreases in cost of products are primarily attributable to corresponding increases or decreases in product revenues and includes impairment of the carrying value of inventories. Cost of products has remained generally consistent as a percentage of product revenues.

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

Net income . Net income consists of income from operations less other income (expense) and income tax expense.

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
•
Collaboration with cruise line partners, including targeted marketing and promotion initiatives, and implementation of proprietary technologies to increase our health and wellness center utilization via pre-booking and pre-payment of health and wellness services. We directly market and promote to onboard passengers as a result of increasing collaboration with our cruise line partners. We also utilize our proprietary health and wellness services pre-booking and pre-payment technology platforms integrated with certain of our cruise line partners’ pre-cruise planning systems. These areas of increased collaboration with cruise line partners are resulting in higher productivity, revenue generation, and profitability across our health and wellness centers.
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

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended June 30, 2025	% of Total Revenue	Three Months Ended June 30, 2024	% of Total Revenue
(in thousands, except per share amounts)
REVENUES:
Service revenues	$193,358	80%	$180,846	80%
Product revenues	47,368	20%	44,045	20%
Total revenues	240,726	100%	224,891	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	161,250	67%	150,801	67%
Cost of products	39,984	17%	37,138	17%
Administrative	4,410	2%	4,740	2%
Salaries, benefits and payroll taxes	8,821	4%	9,230	4%
Amortization of intangible assets	4,134	2%	4,143	2%
Total cost of revenues and operating expenses	218,599	91%	206,052	92%
Income from operations	22,127	9%	18,839	8%
OTHER EXPENSE
Interest expense, net	(1,395)	-1%	(2,221)	-1%
Change in fair value of warrant liabilities	—	—	(46)	-0%
Total other expense	(1,395)	-1%	(2,267)	-1%
Income before income tax expense	20,732	9%	16,572	7%
INCOME TAX EXPENSE	792	0%	813	0%
NET INCOME	$19,940	8%	$15,759	7%
NET INCOME PER SHARE:
Basic	$0.19		$0.15
Diluted (1)	$0.19		$0.15
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	103,211		105,123
Diluted	103,620		105,767

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the three months ended June 30, 2025 compared to three months ended June 30, 2024

Revenues. Revenues for the three months ended June 30, 2025 and 2024 were $240.7 million and $224.9 million, respectively. The increases in Service revenues and Product revenues were driven by a 4% increase in average guest spend, which positively impacted revenues by $8.5 million, 1% increase in Revenue Days, which impacted revenues by $4.5 million, and by fleet expansion, which contributed $3.5 million. Contributing to the increased volume and spend was $2.7 million in increased pre-booked revenues at health and wellness centers included in our ship count as of June 30, 2025. This was offset by a $0.9 million decrease in our destination resorts business, partially due to the closure of hotels where we had previously operated.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended June 30, 2025 were $193.4 million, an increase of $12.5 million, or 7%, compared to $180.8 million for the three months ended June 30, 2024.
•
Product revenues. Product revenues for the three months ended June 30, 2025 were $47.4 million, an increase of $3.3 million, or 8%, compared to $44.0 million for the three months ended June 30, 2024.

Cost of services. Cost of services for the three months ended June 30, 2025 were $161.2 million, an increase of $10.4 million, or 7%, compared to $150.8 million for the three months ended June 30, 2024. The increase primarily was attributable to costs associated with increased Service revenues of $193.4 million in the quarter compared with Service revenues of $180.8 million in the second quarter of 2024.

Cost of products. Cost of products for the three months ended June 30, 2025 were $40.0 million, an increase of $2.8 million, or 8%, compared to $37.1 million for the three months ended June 30, 2024. The increase primarily was attributable to costs associated with increased Product revenues of $47.4 million in the quarter compared to Product revenues of $44.0 million in the second quarter of 2024.

Administrative. Administrative expenses for the three months ended June 30, 2025 were $4.4 million, a decrease of $0.3 million, or (7%), compared to $4.7 million for the three months ended June 30, 2024. The decrease was driven by the non-recurrence of $0.3 million expenses associated with the secondary offering and warrants conversion in 2024.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes for the three months ended June 30, 2025 were $8.8 million, a decrease of $0.4 million, or (4%), compared to $9.2 million for the three months ended June 30, 2024. The decrease was due primarily to lower than prior year incentive based compensation expense of approximately $0.7 million.

Amortization of intangible assets. Amortization of intangible assets was $4.1 million for each the three-month periods ended June 30, 2025 and 2024.

Other expense. Other expense includes interest expense and change in the fair value of the warrant liabilities. Interest expense, net for the three months ended June 30, 2025 was $1.4 million, a decrease of $0.8 million, or (37%), compared to $2.2 million for the three months ended June 30, 2024. The decrease was primarily attributable to lower debt balances and lower effective interest rates. Since the year ended December 31, 2023, we have repaid a total of $62.1 million in debt instruments. The change in fair value of the outstanding warrants during the three months ended June 30, 2025 was zero compared to a loss of $46 thousand during the three months ended June 30, 2024. The Company had no outstanding warrants during the three months ended June 30, 2025; accordingly, there was no impact on the condensed consolidated statement of operations during this period.

Income tax expense. Income tax expense was $0.8 million for both the three months ended June 30, 2025 and 2024, with no material change year over year.

Net income. Net income for the three months ended June 30, 2025 was $19.9 million, an increase of $4.2 million, or 27%, compared to a net income of $15.8 million for the three months ended June 30, 2024. The $4.2 million increase in net income was primarily driven by a $3.3 million improvement in income from operations and a $0.8 million reduction in interest expense.

	Six Months Ended June 30, 2025	% of Total Revenue	Six Months Ended June 30, 2024	% of Total Revenue
(in thousands, except per share amounts)
REVENUES:
Service revenues	$371,877	81%	$353,055	81%
Product revenues	88,479	19%	83,062	19%
Total revenues	460,356	100%	436,117	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	309,404	67%	294,826	68%
Cost of products	75,281	16%	70,668	16%
Administrative	8,623	2%	8,797	2%
Salary, benefits and payroll taxes	19,816	4%	17,723	4%
Amortization of intangible assets	8,268	2%	8,287	2%
Total cost of revenues and operating expenses	421,392	92%	400,301	92%
Income from operations	38,964	8%	35,816	8%
OTHER (EXPENSE) INCOME
Interest expense, net	(2,542)	-1%	(5,176)	-1%
Change in fair value of warrant liabilities	—	—	7,677	2%
Total other (expense) income	(2,542)	-1%	2,501	1%
Income before income tax expense	36,422	8%	38,317	9%
INCOME TAX EXPENSE	1,211	0%	1,392	0%
NET INCOME	$35,211	8%	$36,925	8%
NET INCOME PER SHARE
Basic	$0.34		$0.36
Diluted (1)	$0.34		$0.35
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	103,903		103,292
Diluted	104,345		104,346

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the six months ended June 30, 2025 compared to six months ended June 30, 2024

Revenues. Revenues for the six months ended June 30, 2025 and 2024 were $460.4 million and $436.1 million, respectively. The increases in Service revenues and Product revenues were driven by a 3% increase in average guest spend, which positively impacted revenues by $13.2 million, 2% increase in Revenue Days, which impacted revenues by $9.6 million, and by fleet expansion which contributed $3.8 million. Contributing to the increased volume and spend was $5.0 million in increased pre-booked revenues at health and wellness centers included in our ship count as of June 30, 2025. This was offset by a $2.4 million decrease in our destination resorts business, partially due to the closure of hotels where we had previously operated.

The break-down of revenue between service and product revenues was as follows:

•
Service revenues. Service revenues for the six months ended June 30, 2025 were $371.9 million, an increase of $18.8 million, or 5%, compared to $353.1 million for the six months ended June 30, 2024.
•
Product revenues. Product revenues for the six months ended June 30, 2025 were $88.5 million, an increase of $5.4 million, or 7%, compared to $83.1 million for the six months ended June 30, 2024.

Cost of services. Cost of services for the six months ended June 30, 2025 were $309.4 million, an increase of $14.6 million, or 5%, compared to $294.8 million for the six months ended June 30, 2024. The increase primarily was attributable to costs associated with increased Service revenues of $371.9 million in the six months ended June 30, 2025 from our operating health and wellness centers at sea and on land, compared with Service revenues of $353.1 million in the six months ended June 30, 2024.

Cost of products. Cost of products for the six months ended June 30, 2025 were $75.3 million, an increase of $4.6 million, or 7%, compared to $70.7 million for the six months ended June 30, 2024. The increase primarily was attributable to costs associated with increased Product revenues of $88.5 million in the six months ended June 30, 2025 from our operating health and wellness centers at sea and on land, compared to Product revenues of $83.1 million in the six months ended June 30, 2024.

Administrative. Administrative expenses for the six months ended June 30, 2025 were $8.6 million, a decrease of $0.2 million, or (2%), compared to $8.8 million for the six months ended June 30, 2024. The decrease was primarily driven by the non-recurrence of $0.3 million expenses associated with the secondary offering and warrants conversion in 2024.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes for the six months ended June 30, 2025 were $19.8 million, an increase of $2.1 million, or 12%, compared to $17.7 million for the six months ended June 30, 2024. The increase was primarily attributable to expenses associated with the termination of employment of the Company’s former Chief Commercial Officer, including $1.1 million of severance expense and $1.4 million of expense related to vesting treatment in respect to restricted stock units and performance stock units.

Amortization of intangible assets. Amortization of intangible assets was $8.3 million for each of the six-month periods ended June 30, 2025 and 2024.

Other (expense) income. Other (expense) income includes interest expense and change in the fair value of the warrant liabilities. Interest expense, net for the six months ended June 30, 2025 was $2.5 million, a decrease of $2.6 million, or (51%), compared to $5.2 million for the six months ended June 30, 2024. The decrease was primarily attributable to lower debt balances and lower effective interest rates. Since the year ended December 31, 2023, we have repaid a total of $62.1 million in debt instruments. The change in fair value of the outstanding warrants during the six months ended June 30, 2025 was zero compared to a gain of $7.7 million during the six months ended June 30, 2024. The Company had no outstanding warrants during the six months ended June 30, 2025; accordingly, there was no impact on the condensed consolidated statement of operations during this period.

Income tax expense. Income tax expense for the six months ended June 30, 2025 was an expense of $1.2 million, a decrease of $0.2 million, or (13%), compared to $1.4 million tax expense for the six months ended June 30, 2024. The decrease was primarily attributable to mix of income earned in lower taxed jurisdictions.

Net income. Net income for the six months ended June 30, 2025 was $35.2 million, a decrease of $1.7 million, or (5%), compared to a net income of $36.9 million for the six months ended June 30, 2024. The $1.7 million decrease in net income was primarily attributable to the non-recurrence of a $7.7 million gain recognized in the prior-year period resulting from the change in the fair value of warrant liabilities. This unfavorable impact was partially offset by a $2.6 million decrease in interest expense and a $3.2 million improvement in income from operations.

Liquidity and Capital Resources

Overview

We fund our operations principally with cash flow from operations. Our principal uses for our liquidity have been funding the operations of our health and wellness centers onboard 200 cruise ships and in 51 destination resorts, including associated working capital investment and capital expenditures; capital expenditures in technology and infrastructure assets to enhance our complex global operating platform; debt service, including $2.5 million repayment of our Term Loan Facility; payment of $8.3 million in dividends to shareholders; and purchasing 2,094,000 of our common shares under our 2024 Share Repurchase Program, among other uses of our liquidity.

We have concluded that we will have sufficient liquidity to satisfy our existing and planned capital requirements over the next twelve months and thereafter and to comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the six months ended June 30, 2025 and the six months ended June 30, 2024.

(in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Net income	$35,211	$36,925
Depreciation and amortization	12,430	12,079
Amortization of deferred financing costs	154	618
Change in fair value of warrant liabilities	—	(7,677)
Stock-based compensation	5,672	4,188
Provision for doubtful accounts	9	9
Loss from write-offs of property and equipment	—	67
Noncash lease expense	14	76
Changes in working capital	(23,089)	(12,643)
Net cash provided by operating activities	30,401	33,642
Capital expenditures	(4,426)	(2,322)
Net cash used in investing activities	(4,426)	(2,322)
Proceeds from exercise of warrants	—	51,698
Repurchase of common shares	(37,901)	(7,736)
Repayment on first lien and term loan facilities	(2,500)	(35,000)
Payment of deleveraging fee on term loan facilities	—	(5,420)
Payment of deferred financing costs	(9)	—
Dividends	(8,295)	—
Net cash (used in) provided by financing activities	(48,705)	3,542
Effect of exchange rates	319	(98)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(22,411)	$34,764

Comparison of Results for the six months ended June 30, 2025 and 2024

Operating activities. Our net cash provided by operating activities for the six months ended June 30, 2025 and 2024 were $30.4 million and $33.6 million, respectively. This decrease of $3.2 million was due to a change in working capital of ($10.4) million offset by an increase in Net income, net of non-cash items of $7.2 million. The increase in Net income, net of non-cash items was primarily attributable to: (i) increased revenues from a higher number of health and wellness center guests on our existing fleet, expansion of our fleet, and higher guest spend, and (ii) reduced interest expense, which was attributable to lower debt balances. For further discussion, see “Results of Operations”, above. The ($10.4) million change in working capital was attributable to cash outflows of $23.1 million and $12.6 million for the six months ended June 30, 2025 and 2024, respectively.

The $23.1 million cash outflows from working capital for the six months ended June 30, 2025 was primarily driven by (i) a $9.7 million increase in Inventories, reflecting increased purchases due to revenue growth and in anticipation of increased shipments in the third quarter of 2025; (ii) an $8.5 million use of cash related to Accrued expenses; (iii) a $3.2 million increase in Other non-current assets primarily reflecting capitalized contract costs paid to enter into new contracts or to renew long-term contracts; and (iv) a $1.9 million payment for income taxes.

The $12.6 million cash outflows from working capital for the six months ended June 30, 2024, was primarily driven by (i) a $22.1 million increase in Other non-current assets reflecting capitalized contract costs incurred to enter into new or to renew long-term contracts; (ii) a $5.1 million increase in accounts receivable due to higher revenues with respect to the prior year period; partially offset by (iii) a decrease in inventory of $4.5 million; (iv) an increase in other long-term liabilities of $7.3 million, which relate to fees accrued to cruise line partners; and (v) a $3.1 million increase in Accounts payable, primarily related to the timing of vendor payments.

Investing activities. Our net cash used in investing activities for the six months ended June 30, 2025 and 2024 were $4.4 million and $2.3 million, respectively. During the six months ended June 30, 2025, we continued to make investments in technology hardware and software, including artificial intelligence, and medi-spa equipment.

Financing activities. Our net cash (used in) provided by financing activities for the six months ended June 30, 2025 and 2024 were ($48.7) million and $3.5 million, respectively. For the six months ended June 30, 2025, the Company utilized $37.9 million to repurchase

2,094,000 of our common shares, repaid $2.5 million on the Term Loan Facility and paid Dividends of $8.3 million. For the six months ended June 30, 2024, the Company received proceeds from the exercise of public and private warrants of $51.7 million, repaid $35 million on the First Lien Term Loan Facility, paid $5.4 million of deleveraging fee on the First Lien Credit Facilities and utilized $7.7 million to repurchase 606,386 of our common shares.

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

Contractual Obligations

As of June 30, 2025, our future contractual obligations have not changed significantly from the amounts disclosed in our 2024 Form 10-K.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates, which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

Our critical accounting policies are included in our 2024 Form 10-K. We believe that there have been no significant changes during the six months ended June 30, 2025 to the critical accounting policies disclosed in our 2024 Form 10-K.

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

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 31, 2025

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
President, Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer