Form 10-Q
period 2025-09-30
ONESPAWORLD HOLDINGS Ltd
filed 2025-10-30
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 27, 2025, the registrant had 101,952,381 voting common shares issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and par value data)

	As of
	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,556	$57,439
Restricted cash	1,198	1,198
Accounts receivable, net	47,909	46,264
Inventories, net	63,291	46,748
Prepaid expenses	6,471	3,849
Other current assets	6,876	6,007
Total current assets	155,301	161,505
Property and equipment, net	24,085	17,678
Operating lease right-of-use assets, net	12,287	13,898
Intangible assets, net	517,494	530,032
OTHER ASSETS:
Deferred tax asset	1,233	1,233
Other non-current assets	22,195	22,077
Total other assets	23,428	23,310
Total assets	$732,595	$746,423
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$34,562	$29,748
Accrued expenses	46,580	41,218
Current portion of operating leases	2,429	2,555
Current portion of long-term debt	—	5,000
Other current liabilities	767	884
Total current liabilities	84,338	79,405
Other long-term liabilities	154	7,333
Long-term operating leases	10,158	11,631
Long-term debt, net	85,154	93,557
Total liabilities	179,804	191,926
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 101,952,381 issued and outstanding at September 30, 2025 and 104,551,189 shares issued and outstanding at December 31, 2024	10	10
Additional paid-in capital	806,239	833,979
Accumulated deficit	(252,778)	(279,889)
Accumulated other comprehensive (loss) income	(680)	397
Total shareholders' equity	552,791	554,497
Total liabilities and shareholders' equity	$732,595	$746,423

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Service revenues	$208,042	$194,407	$579,919	$547,462
Product revenues	50,476	47,289	138,955	130,351
Total revenues	258,518	241,696	718,874	677,813
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	172,077	159,598	481,481	454,424
Cost of products	42,858	40,147	118,139	110,815
Administrative	4,568	4,238	13,191	13,035
Salaries, benefits and payroll taxes	8,402	8,556	28,218	26,279
Amortization of intangible assets	4,131	4,144	12,399	12,431
Long-lived assets impairment	180	—	180	—
Total cost of revenues and operating expenses	232,216	216,683	653,608	616,984
Income from operations	26,302	25,013	65,266	60,829
OTHER (EXPENSE) INCOME
Interest expense, net	(1,379)	(2,496)	(3,921)	(7,672)
Change in fair value of warrant liabilities	—	—	—	7,677
Total other (expense) income	(1,379)	(2,496)	(3,921)	5
Income before income tax expense	24,923	22,517	61,345	60,834
INCOME TAX EXPENSE	578	966	1,789	2,358
NET INCOME	$24,345	$21,551	$59,556	$58,476
NET INCOME PER SHARE
Basic	$0.24	$0.21	$0.57	$0.56
Diluted	$0.23	$0.20	$0.57	$0.56
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	103,156	104,884	103,651	103,824
Diluted	103,618	105,587	104,100	104,762

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$24,345	$21,551	$59,556	$58,476
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(78)	263	267	148
Cash flows hedges:
Net unrealized gain (loss) on derivative	84	(42)	(661)	300
Amount realized and reclassified into earnings	(227)	(855)	(683)	(2,747)
Total other comprehensive loss, net of tax	(221)	(634)	(1,077)	(2,299)
Total comprehensive income	$24,124	$20,917	$58,479	$56,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

		Three Months Ended September 30, 2025
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ equity
BALANCE, June 30, 2025	102,697	$10	$814,701	$(459)	$(265,924)	$548,328
Net income	—	—	—	—	24,345	24,345
Stock-based compensation	—	—	2,079	—	—	2,079
Foreign currency translation adjustment	—	—	—	(78)	—	(78)
Unrecognized loss on derivatives	—	—	—	(143)	—	(143)
Repurchase and retirement of common shares (1)	(816)	—	(6,433)	—	(11,199)	(17,632)
Dividends (1)	—	—	(4,108)	—	—	(4,108)
Common shares issued under equity incentive plan	71	—	—	—	—	—
BALANCE, September 30, 2025	101,952	$10	$806,239	$(680)	$(252,778)	$552,791

		Nine Months Ended September 30, 2025
	Issued Common Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2024	104,551	$10	$833,979	$397	$(279,889)	$554,497
Net income	—	—	—	—	59,556	59,556
Stock-based compensation	—	—	7,751	—	—	7,751
Foreign currency translation adjustment	—	—	—	267	—	267
Repurchase and retirement of common shares (1)	(2,910)	—	(23,088)	—	(32,445)	(55,533)
Unrecognized loss on derivatives	—	—	—	(1,344)	—	(1,344)
Dividends (1)	—	—	(12,403)	—	—	(12,403)
Common shares issued under equity incentive plan	311	—	—	—	—	—
BALANCE, September 30, 2025	101,952	$10	$806,239	$(680)	$(252,778)	$552,791

(1) See Note 5 – “Equity” for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

(CONTINUED)

		Three Months Ended September 30, 2024
	Issued Common Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ equity
BALANCE, June 30, 2024	104,714	$10	$843,416	$(210)	$(310,565)	$532,651
Net income	—	—	—	—	21,551	21,551
Stock-based compensation	—	—	1,974	—	—	1,974
Foreign currency translation adjustment	—	—	—	263	—	263
Unrecognized loss on derivatives	—	—	—	(897)	—	(897)
Repurchase and retirement of common shares	(745)	—	(5,988)	—	(5,263)	(11,251)
Dividends	—	—	(4,172)	—	—	(4,172)
Common shares issued due to warrants exercised	13	—	—	—	—	—
BALANCE, September 30, 2024	103,982	$10	$835,230	$(844)	$(294,277)	$540,119

		Nine Months Ended September 30, 2024
	Issued Common Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2023	99,735	$10	$777,062	$1,455	$(344,458)	$434,069
Net income	—	—	—	—	58,476	58,476
Stock-based compensation	—	—	6,163	—	—	6,163
Foreign currency translation adjustment	—	—	—	148	—	148
Repurchase and retirement of common shares	(1,351)	—	(10,693)	—	(8,295)	(18,988)
Unrecognized loss on derivatives	—	—	—	(2,447)	—	(2,447)
Accrued dividends cancelled on common stock	—	—	2,449	—	—	2,449
Exercise of Sponsor and Public Warrants	4,503	—	57,628	—	—	57,628
Cashless exercise of 2020 PIPE Warrants	497	—	6,793	—	—	6,793
Dividends	—	—	(4,172)	—	—	(4,172)
Common shares issued under equity incentive plan	598	—	—	—	—	—
BALANCE, September 30, 2024	103,982	$10	$835,230	$(844)	$(294,277)	$540,119

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,556	$58,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,840	18,090
Long-lived assets impairment	180	—
Amortization of deferred financing costs	356	704
Losses on early extinguishment of debt	—	735
Change in fair value of warrant liabilities	—	(7,677)
Stock-based compensation	7,751	6,163
Provision for doubtful accounts	14	14
Loss from write-offs of property and equipment	—	67
Noncash lease expense	12	16
Changes in:
Accounts receivable, net	(1,659)	(1,475)
Inventories, net	(16,543)	4,106
Prepaid expenses	(2,622)	(1,155)
Other current assets	(1,347)	(392)
Other non-current assets	(3,700)	(22,100)
Accounts payable	4,814	(1,876)
Accrued expenses	(1,971)	1,442
Other current liabilities	(117)	(224)
Other long-term liabilities	—	7,333
Net cash provided by operating activities	63,564	62,247
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,024)	(3,433)
Net cash used in investing activities	(10,024)	(3,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	51,698
Proceeds from term loan facility	—	100,000
Repayment on first lien and term loan facilities	(13,750)	(159,639)
Repurchase of common shares	(55,533)	(18,988)
Payment of deleveraging fee on term loan facilities	—	(5,420)
Dividends	(12,403)	(4,172)
Payment of deferred financing costs	(9)	(1,340)
Net cash used in financing activities	(81,695)	(37,861)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	272	138
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,883)	21,091
Cash, cash equivalents and restricted cash, Beginning of period	58,637	28,902
Cash, cash equivalents and restricted cash, End of period	$30,754	$49,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2,027	$3,110
Interest	$4,773	$9,678
Non-cash financing transactions:
Cashless exercise of warrants	$—	$6,793
Accrued dividends cancelled on common stock	$—	$2,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. See Note 12-"Commitments and Contingencies" for further information. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of September 30, 2025 and 2024 to the total amount presented in our condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Balance as of September 30,
	2025	2024
Cash and cash equivalents	$29,556	$48,795
Restricted cash	1,198	1,198
Total cash and restricted cash in the condensed consolidated statement of cash flows	$30,754	$49,993

Inventories

Inventories, consisting principally of beauty, health and wellness products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No material inventory reserve was necessary for the three and nine months ended September 30, 2025 and 2024.

Other Assets-Deferred Costs

Costs incurred to enter into new or renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $21.8 million and $21.0 million as of September 30, 2025 and December 31, 2024, respectively, and is presented within other non-current assets in the accompanying condensed consolidated balance sheets. Amortization of the deferred contract costs was $1.1 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively.

Amortization of the deferred contract costs was $2.9 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization of deferred costs are included in cost of services in the accompanying condensed consolidated statements of operations.

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

The following table provides details underlying OneSpaWorld’s income per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$24,345	$21,551	$59,556	$58,476
Denominator:
Weighted average shares outstanding – Basic	103,156	104,884	103,651	103,824
Dilutive effect of warrants	—	—	—	292
Dilutive effect of stock-based awards	462	703	449	646
Weighted average shares outstanding – Diluted	103,618	105,587	104,100	104,762
Net income per voting and non-voting share:
Basic	$0.24	$0.21	$0.57	$0.56
Diluted	$0.23	$0.20	$0.57	$0.56

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Performance stock units	181	282	181	282
	181	282	181	282

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted. Based on the Company’s current analysis, the adoption of ASU 2023-09 is not expected to have a material impact on its consolidated financial position, results of operations, or cash flows. However, it will result in expanded income tax disclosures in the annual financial statements, including increased disaggregation within the rate reconciliation and additional disclosures of income taxes paid by jurisdiction.

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

3. INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of September 30, 2025 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(101,319)	$503,381	39
Destination resort agreements	17,900	(9,287)	8,613	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(112,306)	$517,494

The following is a summary of the Company’s intangible assets as of December 31, 2024 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(89,691)	$515,009	39
Destination resort agreements	17,900	(8,377)	9,523	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(99,768)	$530,032

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense was $4.1 million for each of the three-month periods ended September 30, 2025 and 2024. Amortization expense was $12.4 million for each of the nine-month periods ended September 30, 2025 and 2024. Amortization expense is estimated to be $16.5 million in each of the next five years beginning in 2025.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	September 30, 2025	December 31, 2024	Maturities Through	September 30, 2025	December 31, 2024
Term loan facility	6.2%	6.3%	2029	$86,250	$100,000
Less: unamortized debt issuance cost				(1,096)	(1,443)
Total debt, net of unamortized debt issuance cost				85,154	98,557
Less: current portion of long-term debt				-	(5,000)
Long-term debt, net				$85,154	$93,557

On September 20, 2024 (the “Closing Date”), the Company and its subsidiaries, Dory Acquisition Sub, Inc. (“Dory Acquisition”) and OneSpaWorld (Maritime) Limited f/k/a OneSpaWorld (Bahamas) Limited (“OneSpaWorld Maritime” and together with Dory Acquisition, the “Borrowers”), entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders party thereto, providing for senior secured credit facilities consisting of (x) a term loan facility of $100 million (of which $70 million was borrowed by Dory Acquisition and $30 million was borrowed by OneSpaWorld Maritime) (the “Term Loan Facility”), which was fully drawn on the Closing Date, and (y) a revolving loan facility of up to $50 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which Revolving Facility remained undrawn upon the closing of the Credit Facilities and as of September 30, 2025 and December 31, 2024. The Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the Revolving Facility. The Credit Facilities mature on September 20, 2029.

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

The Term Loan Facility requires the Borrowers to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Credit Facilities). The Borrowers also are required to make quarterly amortization payments equal to 1.25% of the original principal amount of the Term Loan Facility commencing on March 31, 2025 (subject to reductions by optional and mandatory prepayments of the loans). The Borrowers may prepay the Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs. During the third quarter of 2025, we made a voluntary repayment of $10 million on the Term Loan Facility, in addition to the required quarterly amortization payment. This prepayment satisfied upcoming scheduled amortization payments; therefore, no additional principal payments are scheduled for the remainder of 2025, for 2026, and partially for 2027, as reflected in the table below.

The New Credit Agreement contains a financial covenant requiring the Company and its restricted subsidiaries to maintain a maximum consolidated total leverage ratio of 4.00 to 1.00, subject to certain exceptions, and a minimum fixed charge coverage ratio of 1.25 to 1.00. Additionally, the New Credit Agreement contains a number of customary negative covenants that restrict, among other things and in each case subject to specified exceptions, the Company's and its restricted subsidiaries' ability to: consummate consolidations, mergers and sales of assets; grant certain liens; incur additional debt; pay certain dividends; and engage in transactions with affiliates. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all of the covenants contained in the New Credit Agreement.

The New Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor.

The following are scheduled principal repayments on long-term debt as of September 30, 2025 for each of the next five years (in thousands):

Year	Amount
Remainder of 2025	$-
2026	-
2027	1,250
2028	5,000
2029	80,000
Total	$86,250

Borrowing Capacity:

As of September 30, 2025, our available borrowing capacity under the Revolving Facility was $50 million. Utilization of the borrowing capacity was as follows (in thousands):

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

On July 23, 2025, our Board of Directors approved a quarterly dividend payment of $0.04 per share of common stock, which we paid in cash on September 3, 2025 to shareholders of record at the close of business on August 20, 2025. See Note 13-"Subsequent Events" for additional dividends declared and further information.

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

On April 23, 2025, the Board of Directors approved a new share repurchase program to repurchase up to $75.0 million of the Company’s common shares (the “2025 Share Repurchase Program”). As of the approval date, $900,000 remained available under the 2024 Share Repurchase Program, which was cancelled upon the adoption of the 2025 Share Repurchase Program. Repurchases under the 2025 Share Repurchase Program will be funded through the Company’s available cash. The Company may repurchase shares of its outstanding common stock from time to time on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of share repurchases will depend on a variety of factors, including business and market conditions. The 2025 Share Repurchase Program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any specific value or number of its common shares under the program. During the three- and nine-month periods ended September 30, 2025, the Company repurchased 816,028 common shares at an aggregate cost of $17.6 million. Upon consummation of the repurchases, such common shares reverted to authorized but unissued common shares of the Company. We allocated the excess of the repurchase price over the par value of the shares acquired between Additional paid-in capital and Accumulated deficit.

6. STOCK-BASED COMPENSATION

The share-based compensation expense for the three months ended September 30, 2025 and 2024 was $2.1 million $2.0 million, respectively, and is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The share-based compensation expense for the nine months ended September 30, 2025 and 2024 was $7.8 million and $6.2 million, respectively, and is included as a component of salary, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

During the first quarter of 2025, the Company accelerated the vesting of certain restricted stock units ("RSUs") and performance stock units ("PSUs"), including those related to a previously announced executive departure in March 2025, making them fully vested, resulting in incremental share-based compensation expense of $1.4 million.

The following is a summary of restricted share units ("RSUs") activity for the nine months ended September 30, 2025:

RSUs Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2024	590,739	$17.10
Granted	74,064	22.11
Vested	(151,128)	16.46
Forfeited	(4,708)	16.15
Non-Vested share units as of September 30, 2025	508,967	$18.03

The following is a summary of performance share units ("PSUs") activity for the nine months ended September 30, 2025:

PSUs Activity	Number of Performance-Based Awards	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2024	591,325	$14.62
Granted (1)	36,142	12.08
Vested	(185,121)	13.09
Forfeited	(4,708)	16.15
Non-Vested share units as of September 30, 2025	437,638	$15.04

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in Product revenues on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in Other current liabilities on the Company's condensed consolidated balance sheets and was not material as of September 30, 2025 and December 31, 2024, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to Product revenues at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of September 30, 2025 and December 31, 2024.

Contract Balances

Receivables from the Company’s contracts with customers are included within Accounts receivable, net. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for amounts attributable to online sales of products included in Product revenues, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of September 30, 2025 and December 31, 2024, our Accounts receivable, net from contracts with customers were $47.9 million and $46.3 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service revenues:
Maritime	$201,461	$186,900	$556,321	$520,673
Destination resorts	6,581	7,507	23,598	26,789
Total service revenues	208,042	194,407	579,919	547,462
Product revenues:
Maritime	49,698	46,211	136,007	126,813
Destination resorts	473	570	1,645	1,915
Timetospa.com	305	508	1,303	1,623
Total product revenues	50,476	47,289	138,955	130,351
Total revenues	$258,518	$241,696	$718,874	$677,813

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

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
U.S.	$3,559	$4,023	$11,718	$13,582
Other countries	3,953	4,709	15,378	17,218
Not connected to a country	251,006	232,964	691,778	647,013
Total	$258,518	$241,696	$718,874	$677,813

	As of
	September 30, 2025	December 31, 2024
Property and equipment, net:
U.S.	$4,526	$4,977
Other countries	6,190	1,633
Not connected to a country	13,369	11,068
Total	$24,085	$17,678

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2025			Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2024
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)
Beginning of the period	$(968)	$1,365	$397	$(917)	$2,372	$1,455
Current period other comprehensive income (loss) before reclassifications	267	(661)	(394)	148	300	448
Amounts reclassified into earnings	-	(683)	(683)	-	(2,747)	(2,747)
Net current period other comprehensive income (loss)	267	(1,344)	(1,077)	148	(2,447)	(2,299)
Ending balance	$(701)	$21	$(680)	$(769)	$(75)	$(844)
(1)
See Note 10.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at September 30, 2025 and December 31, 2024 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at September 30, 2025 and December 31, 2024 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of December 31, 2024 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$29,556	$29,556	$57,439	$57,439
Restricted cash	1,198	1,198	1,198	1,198
Total cash	$30,754	$30,754	$58,637	$58,637
Term loan facility (a)	$86,250	(b)	$100,000	$100,740
(a)
The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.
(b)
The Company’s outstanding long-term debt as of September 30, 2025 was recently originated and bears variable interest rates that are tied to SOFR plus an applicable margin. As a result, the Company believes that the fair value of long-term debt as of September 30, 2025 approximates its carrying amount.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2025				Fair Value Measurements at December 31, 2024
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$174	$-	$174	$-	$653	$-	$653	$-
Derivative financial instruments (1)	Other non- current assets	-	-	-	-	711	-	711	-
Total assets		$174	$-	$174	$-	$1,364	$-	$1,364	$-
Liabilities:
Derivative financial instruments (1)	Other long-term liabilities	154	-	154	-	-	-	-	-
Total liabilities		$154	$-	$154	$-	$-	$-	$-	$-

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

In September 2024, the Borrowers entered into two floating-to-fixed interest rate swap agreements with a notional amount of $70 million and $30 million, respectively, with Bank of America, N.A. to make a series of payments based on a fixed interest rate of 3.341% and 3.564%, respectively, and receive a series of payments based on the 1 Month USD-SOFR CME term which is used to hedge the Company’s exposure to changes in cash flows associated with its variable rate Term Loan Facility and has designated this derivative as a cash flow hedge. The interest rate swap agreements expire on September 20, 2027 and December 20, 2026, respectively. As of September 30, 2025, the aggregate notional amount of the interest rate swap agreements was $86.2 million.

There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $0.2 million of income from accumulated other comprehensive (loss) income into interest expense within the next twelve months.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain (Loss) recognized in accumulated other comprehensive income (loss)	$84	$(42)	$(661)	$300

Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	$(227)	$(855)	$(683)	$(2,747)

11. INCOME TAXES

For the three months ended September 30, 2025 and 2024, the Company recorded an income tax expense of $0.6 million and $1.0 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded an income tax expense of $1.8 million and $2.4 million, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to foreign rate differential, including income earned in jurisdictions not subject to income taxes, withholding taxes due in various jurisdictions and the change in valuation allowance.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020 and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

13. SUBSEQUENT EVENTS

The Company announced on October 29, 2025 that the Board of Directors approved a quarterly dividend payment of $0.05 per Common Share payable on December 3, 2025 to shareholders of record as of the close of business on November 19, 2025.

Subsequent to September 30, 2025, and through October 29, 2025, the Company repurchased an additional 721,663 common shares under the 2025 Share Repurchase Program at an aggregate cost of $15.0 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average Ship Count	199	195	195	190
Period End Ship Count	204	196	204	196
Average Weekly Revenue Per Ship	$95,675	$91,019	$91,014	$86,978
Average Revenue Per Shipboard Staff Per Day	$622	$602	$598	$579
Revenue Days	18,338	17,908	53,165	52,058
Average Resort Count	50	52	50	52
Period End Resort Count	49	52	49	52
Average Weekly Revenue Per Resort	$10,794	$11,860	$12,998	$14,210

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

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended September 30, 2025	% of Total Revenue	Three Months Ended September 30, 2024	% of Total Revenue
(in thousands, except per share amounts)
REVENUES:
Service revenues	$208,042	80%	$194,407	80%
Product revenues	50,476	20%	47,289	20%
Total revenues	258,518	100%	241,696	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	172,077	67%	159,598	66%
Cost of products	42,858	17%	40,147	17%
Administrative	4,568	2%	4,238	2%
Salaries, benefits and payroll taxes	8,402	3%	8,556	4%
Amortization of intangible assets	4,131	2%	4,144	2%
Long-lived assets impairment	180	0%	—	0%
Total cost of revenues and operating expenses	232,216	90%	216,683	90%
Income from operations	26,302	10%	25,013	10%
OTHER EXPENSE
Interest expense, net	(1,379)	-1%	(2,496)	-1%
Total other expense	(1,379)	-1%	(2,496)	-1%
Income before income tax expense	24,923	10%	22,517	9%
INCOME TAX EXPENSE	578	0%	966	0%
NET INCOME	$24,345	9%	$21,551	9%
NET INCOME PER SHARE:
Basic	$0.24		$0.21
Diluted (1)	$0.23		$0.20
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	103,156		104,884
Diluted	103,618		105,587

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the three months ended September 30, 2025 compared to three months ended September 30, 2024

Revenues. Total revenues increased 7% to $258.5 million compared to $241.7 million in the third quarter of 2024, driven by a 4% increase in average guest spend, fleet expansion due to 2025 vessel newbuilds, and a 1% increase in revenue days, contributing $7.8 million, $6.8 million and $3.2 million, respectively, to the increase in Total revenues. Contributing to the increased volume and spend was $2.7 million in increased pre-booked revenues at health and wellness centers included in our ship count as of September 30, 2025. Growth in our maritime Total revenues was offset by a $1.0 million decrease in our destination resorts Total revenues, partially due to the closure of hotels where we had previously operated.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended September 30, 2025 were $208.0 million, an increase of $13.6 million, or 7%, compared to $194.4 million for the three months ended September 30, 2024.
•
Product revenues. Product revenues for the three months ended September 30, 2025 were $50.5 million, an increase of $3.2 million, or 7%, compared to $47.3 million for the three months ended September 30, 2024.

Cost of services. Cost of services for the three months ended September 30, 2025 were $172.1 million, an increase of $12.5 million, or 8%, compared to $159.6 million for the three months ended September 30, 2024. The increase primarily was attributable to costs associated with increased Service revenues of $208.0 million in the quarter compared with Service revenues of $194.4 million in the third quarter of 2024.

Cost of products. Cost of products for the three months ended September 30, 2025 were $42.9 million, an increase of $2.7 million, or 7%, compared to $40.1 million for the three months ended September 30, 2024. The increase primarily was attributable to costs associated with increased Product revenues of $50.5 million in the quarter compared to Product revenues of $47.3 million in the third quarter of 2024.

Administrative. Administrative expenses for the three months ended September 30, 2025 were $4.6 million, an increase of $0.3 million, or 8%, compared to $4.2 million for the three months ended September 30, 2024. The increase was primarily attributable to higher costs related to computer maintenance and supplies.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes for the three months ended September 30, 2025 were $8.4 million, a decrease of $0.2 million, or (2%), compared to $8.6 million for the three months ended September 30, 2024. The decrease was due primarily to lower than prior year incentive-based compensation expense of approximately $0.1 million.

Amortization of intangible assets. Amortization of intangible assets was $4.1 million for each the three-month periods ended September 30, 2025 and 2024.

Other expense. Other expense includes interest expense. Interest expense, net for the three months ended September 30, 2025 was $1.4 million, a decrease of $1.1 million, or (45%), compared to $2.5 million for the three months ended September 30, 2024. The decrease was primarily attributable to lower debt balances and lower effective interest rates. Since the year ended December 31, 2023, we have repaid a total of $73.3 million in debt instruments.

Income tax expense. Income tax expense for the three months ended September 30, 2025 was an expense of $0.6 million, a decrease of $0.4 million, or (40%), compared to $1.0 million tax expense for the three months ended September 30, 2024. The decrease was primarily attributable to a mix of income earned in lower taxed jurisdictions.

Net income. Net income for the three months ended September 30, 2025 was $24.3 million, an increase of $2.8 million, or 13%, compared to a net income of $21.6 million for the three months ended September 30, 2024. The $2.8 million increase in net income was primarily driven by a $1.3 million improvement in income from operations and a $1.1 million reduction in interest expense.

	Nine Months Ended September 30, 2025	% of Total Revenue	Nine Months Ended September 30, 2024	% of Total Revenue
(in thousands, except per share amounts)
REVENUES:
Service revenues	$579,919	81%	$547,462	81%
Product revenues	138,955	19%	130,351	19%
Total revenues	718,874	100%	677,813	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	481,481	67%	454,424	67%
Cost of products	118,139	16%	110,815	16%
Administrative	13,191	2%	13,035	2%
Salary, benefits and payroll taxes	28,218	4%	26,279	4%
Amortization of intangible assets	12,399	2%	12,431	2%
Long-lived assets impairment	180	0%	—	0%
Total cost of revenues and operating expenses	653,608	91%	616,984	91%
Income from operations	65,266	9%	60,829	9%
OTHER (EXPENSE) INCOME
Interest expense, net	(3,921)	-1%	(7,672)	-1%
Change in fair value of warrant liabilities	—	—	7,677	1%
Total other (expense) income	(3,921)	-1%	5	0%
Income before income tax expense	61,345	9%	60,834	9%
INCOME TAX EXPENSE	1,789	0%	2,358	0%
NET INCOME	$59,556	8%	$58,476	9%
NET INCOME PER SHARE
Basic	$0.57		$0.56
Diluted (1)	$0.57		$0.56
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	103,651		103,824
Diluted	104,100		104,762

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for details underlying OneSpaWorld’s income diluted share calculation.

Comparison of Results for the nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Revenues. Total revenues increased 6% to $718.9 million compared to $677.8 million for the nine months ended September 30, 2024, driven by a 4% increase in average guest spend, fleet expansion due to 2025 vessel newbuilds, and a 1% increase in revenue days contributing $22.5 million, $10.6 million and $11.4 million, respectively, of the increase in Total revenues for the period. Contributing to the increased volume and spend was $7.7 million in increased pre-booked revenues at health and wellness centers included in our ship count as of September 30, 2025. Growth in our Maritime Total revenues was offset by a $3.5 million decrease in our destination resorts Total revenues, partially due to the closure of hotels where we had previously operated.

The break-down of revenue between service and product revenues was as follows:

•
Service revenues. Service revenues for the nine months ended September 30, 2025 were $579.9 million, an increase of $32.5 million, or 6%, compared to $547.5 million for the nine months ended September 30, 2024.
•
Product revenues. Product revenues for the nine months ended September 30, 2025 were $139.0 million, an increase of $8.6 million, or 7%, compared to $130.4 million for the nine months ended September 30, 2024.

Cost of services. Cost of services for the nine months ended September 30, 2025 were $481.5 million, an increase of $27.1 million, or 6%, compared to $454.4 million for the nine months ended September 30, 2024. The increase primarily was attributable to costs associated with increased Service revenues of $579.9 million in the nine months ended September 30, 2025 from our operating health and wellness centers at sea and on land, compared with Service revenues of $547.5 million in the nine months ended September 30, 2024.

Cost of products. Cost of products for the nine months ended September 30, 2025 were $118.1 million, an increase of $7.3 million, or 7%, compared to $110.8 million for the nine months ended September 30, 2024. The increase primarily was attributable to costs associated with increased Product revenues of $139.0 million in the nine months ended September 30, 2025 from our operating health and wellness centers at sea and on land, compared to Product revenues of $130.4 million in the nine months ended September 30, 2024.

Administrative. Administrative expenses for the nine months ended September 30, 2025 were $13.2 million, a decrease of $0.2 million, or 1%, compared to $13.0 million for the nine months ended September 30, 2024. The change was not material.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes for the nine months ended September 30, 2025 were $28.2 million, an increase of $1.9 million, or 7%, compared to $26.3 million for the nine months ended September 30, 2024. The increase was primarily attributable to expenses associated with the termination of employment of the Company’s former Chief Commercial Officer, including $1.1 million of severance expense and $1.4 million of expense related to vesting treatment in respect of restricted stock units and performance stock units.

Amortization of intangible assets. Amortization of intangible assets was $12.4 million for each of the nine-month periods ended September 30, 2025 and 2024.

Other expense. Other expense includes interest expense and change in the fair value of the warrant liabilities. Interest expense, net for the nine months ended September 30, 2025 was $3.9 million, a decrease of $3.8 million, or (49%), compared to $7.7 million for the nine months ended September 30, 2024. The decrease was primarily attributable to lower debt balances and lower effective interest rates. Since the year ended December 31, 2023, we have repaid a total of $73.3 million in debt instruments. The change in fair value of the outstanding warrants during the nine months ended September 30, 2025 was zero compared to a gain of $7.7 million during the nine months ended September 30, 2024. The Company had no outstanding warrants during the nine months ended September 30, 2025; accordingly, there was no impact on the condensed consolidated statement of operations during this period.

Income tax expense. Income tax expense for the nine months ended September 30, 2025 was an expense of $1.8 million, a decrease of $0.6 million, or (24%), compared to $2.4 million tax expense for the nine months ended September 30, 2024. The decrease was primarily attributable to mix of income earned in lower taxed jurisdictions.

Net income. Net income for the nine months ended September 30, 2025 was $59.6 million, an increase of $1.1 million, or 2%, compared to a net income of $58.5 million for the nine months ended September 30, 2024. The increase was primarily attributable to a $4.4 million improvement in income from operations and a $3.8 million decrease in interest expense. These favorable impacts were partially offset by the non-recurrence of a $7.7 million gain recognized in the prior-year period related to the change in the fair value of warrant liabilities.

Liquidity and Capital Resources

Overview

We fund our operations principally with cash flow from operations. Our principal uses for our liquidity have been funding the operations of our health and wellness centers onboard 204 cruise ships and in 49 destination resorts, including associated working capital investment and capital expenditures; capital expenditures in technology and infrastructure assets to enhance our complex global operating platform; debt service, including $13.8 million repayment of our Term Loan Facility; payment of $12.4 million in dividends to shareholders; and purchasing 2,094,000 of our common shares under our 2024 Share Repurchase Program and 816,028 of our common shares under our 2025 Share Repurchase Program, among other uses of our liquidity.

We have concluded that we will have sufficient liquidity to satisfy our existing and planned capital requirements over the next twelve months and thereafter and to comply with all debt covenants as required by our debt agreements.

Cash Flows

The following table shows summary cash flow information for the nine months ended September 30, 2025 and the nine months ended September 30, 2024.

(in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Net income	$59,556	$58,476
Depreciation and amortization	18,840	18,090
Long-lived assets impairment	180	—
Amortization of deferred financing costs	356	704
Losses on early extinguishment of debt	—	735
Change in fair value of warrant liabilities	—	(7,677)
Stock-based compensation	7,751	6,163
Provision for doubtful accounts	14	14
Loss from write-offs of property and equipment	—	67
Noncash lease expense	12	16
Changes in working capital	(23,145)	(14,341)
Net cash provided by operating activities	63,564	62,247
Capital expenditures	(10,024)	(3,433)
Net cash used in investing activities	(10,024)	(3,433)
Proceeds from exercise of warrants	—	51,698
Proceeds from term loan facility	—	100,000
Repayment on first lien and term loan facilities	(13,750)	(159,639)
Repurchase of common shares	(55,533)	(18,988)
Payment of deleveraging fee on term loan facilities	—	(5,420)
Dividends	(12,403)	(4,172)
Payment of deferred financing costs	(9)	(1,340)
Net cash used in financing activities	(81,695)	(37,861)
Effect of exchange rates	272	138
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,883)	$21,091

Comparison of Results for the nine months ended September 30, 2025 and 2024

Operating activities. Our net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 were $63.6 million and $62.2 million, respectively. This increase of $1.3 million was due to a change in working capital of ($8.8) million offset by an increase in Net income, net of non-cash items of $10.1 million. The increase in Net income, net of non-cash items was primarily attributable to: (i) increased revenues from a higher number of health and wellness center guests on our existing fleet, expansion of our fleet, and higher guest spend, and (ii) reduced interest expense, which was attributable to lower debt balances. For further discussion, see “Results of Operations”, above. The ($8.8) million change in working capital was attributable to cash outflows of $23.1 million and $14.3 million for the nine months ended September 30, 2025 and 2024, respectively.

The $23.1 million cash outflows from working capital for the nine months ended September 30, 2025 was primarily driven by (i) a $16.5 million increase in Inventories, driven by strategic purchases to secure favorable pricing from certain suppliers ahead of their scheduled annual price increase, as well as to support expanded procurement for new health and wellness centers on cruise line partners’ ships launched during 2025; ii) a $3.7 million increase in Other non-current assets primarily reflecting capitalized contract costs paid to enter into new contracts or to renew long-term contracts; iii) a $2.6 million use of cash related to prepaid expenses; and (iv) a $1.7 million increase in accounts receivable due to higher revenues with respect to the prior year period. These outflows were partially offset by a $4.8 million increase in accounts payable, primarily related to the timing of vendor payments. The remaining changes in working capital, including accrued expenses and other current assets, contributed an additional $3.4 million net use of cash.

The $14.3 million cash outflows from working capital for the nine months ended September 30, 2024 was primarily driven by (i) a $22.1 million increase in Other non-current assets reflecting capitalized contract costs incurred to enter into new or to renew long-term contracts; (ii) a $1.5 million increase in accounts receivable due to higher revenues with respect to the prior year period; (iii) a $1.9 million decrease in Accounts payable, primarily related to the timing of vendor payments partially offset by (iv) a decrease in inventory of $4.1 million; and (v) an increase in other long-term liabilities of $7.3 million, which relate to fees accrued to cruise line partners.

Investing activities. Our net cash used in investing activities for the nine months ended September 30, 2025 and 2024 were $10.0 million and $3.4 million, respectively. During the nine months ended September 30, 2025, we made investments in leasehold improvements for certain health and wellness centers operated in destination resorts, as well as technology hardware and software (including artificial intelligence) and medi-spa equipment, to support strategic expansion and enhance operational capabilities.

Financing activities. Our net cash used in by financing activities for the nine months ended September 30, 2025 and 2024 were ($81.7) million and ($37.9) million, respectively. For the nine months ended September 30, 2025, the Company utilized $55.5 million to repurchase 2,910,000 of our common shares, repaid $13.7 million on the Term Loan Facility and paid Dividends of $12.4 million. For the nine months ended September 30, 2024, the Company received proceeds from the exercise of public and private warrants of $51.7 million, received proceeds from the Term Loan Facility of $100.0 million, repaid $159.6 million on the First Lien Term Loan Facility, paid $5.4 million of deleveraging fee on the First Lien Term Loan Facility, utilized $19.0 million to repurchase 1,351,688 of our common shares and $1.3 million to pay deferred financing cost.

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

Contractual Obligations

As of September 30, 2025, our future contractual obligations have not changed significantly from the amounts disclosed in our 2024 Form 10-K.

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

Our critical accounting policies are included in our 2024 Form 10-K. We believe that there have been no significant changes during the nine months ended September 30, 2025 to the critical accounting policies disclosed in our 2024 Form 10-K.

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

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 30, 2025

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
President, Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer