Form 10-K
period 2025-12-31
ONESPAWORLD HOLDINGS Ltd
filed 2026-02-23
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2025, based on the closing price of the registrant's common stock on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second fiscal quarter, was $2,058,444,047. Shares of the registrant’s common stock held by each director and executive officer and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common shares as of June 30, 2025 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for other purposes.

As of February 20, 2026, the registrant had 101,451,278 voting shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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

Such forward-looking statements include statements impacted by or statements regarding:

•
the Company’s business, competitive position and operations;
•
the Company's results of operations and financial condition, including cash flows and liquidity;
•
consumer demand or the markets for the Company’s services and products, together with the possibility that the Company may be adversely affected by economic, business, and/or competitive factors or changes in the business environment in which the Company operates;
•
potential future outbreaks of illnesses impacting the industries in which the Company operates;
•
economic, business, geopolitical, and/or competitive factors and the business environment in which the Company operates;
•
applicable laws or regulations;
•
competition for the Company’s services;
•
the availability and realization of opportunities for expansion of the Company’s business;
•
managing growth profitably;
•
dependence on the Company’s management team;
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

These forward-looking statements are based on information available as of the date of this report and current expectations, forecasts and assumptions, and involve judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I

ITEM 1. BUSINESS

General

At our core, we are a global services company. We are the market leader in the highly attractive outsourced maritime health and wellness market, with a market share we estimate exceeds 90%. Over the last 50 years, we have built our leading market position on our depth of staff expertise; broad and innovative service and product offerings; expansive global staff recruitment, training and logistics platforms; global operations infrastructure; and decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of their overall guest experience. Our decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations. We have consistently expanded our onboard offerings with innovative, leading-edge service and product introductions, and developed powerful staff recruiting, training and logistics platforms, increasingly powered by emerging technologies, including generative and agentic artificial intelligence applications, and global operations infrastructure to manage our operational complexity, maintain our industry-leading quality standards and maximize revenue per health and wellness center. The combination of our renowned recruiting and training platform, deep labor pool, global logistics and supply chain infrastructure and proven revenue management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate. These competitive advantages served our business well during the recent challenging times for our industry.

Our Business

The majority of our revenue and profits are earned through long-term agreements with cruise line partners that economically align both parties and contribute to our attractive asset-light financial profile. These agreements range from three to 8.6 years in duration and average approximately five years in length, providing us with the exclusive right to offer health, wellness, aesthetics and fitness services and the ability to sell complementary products onboard the ships we serve. Under these long-term agreements, cruise line partners retain a specified percentage of revenues from all our sales onboard. This inherent alignment encourages collaboration in all aspects of our operations, including facility design, product innovation, pre- and post-cruise sales opportunities, capacity utilization initiatives and other data-driven strategies to drive increased guest traffic and revenue growth. Most of our cruise line agreements encompass 100% of a partner cruise line’s existing fleet and all new ships with health and wellness centers introduced by the cruise line during the term of the agreement.

Our cruise line relationships average over 20 years and encompass substantially all of the major global cruise lines, including Carnival Cruise Line, Royal Caribbean Cruises, Princess Cruises, Norwegian Cruise Line, Celebrity Cruises, and Holland America, among many others, as well as recent additions to the industry, such as Virgin Voyages. These partnerships extend across contemporary, premium, luxury and budget cruise lines that operate ships regionally and globally. We maintain what we believe to be an exceptional contract renewal rate with our cruise line partners, having renewed approximately 97% of our contracts based on ship count over the last 15 years, including 100% of our contracts with ships larger than 3,500 berths. We have not only maintained relationships with existing cruise line partners, but also have a history of winning contracts and gaining market share. Since August 2021, we have renewed and extended agreements with existing cruise line partners, including Azamara, Norwegian Cruise Line, for all ships across their three brands, Royal Caribbean Cruises, and Celebrity Cruises. In addition, we have entered into agreements with new cruise line partners, including Adora Cruises, Aroya Cruises, Crystal Cruises, and Mitsui Ocean Cruises. On land, we have longstanding relationships with the world’s leading destination hotel and resort operators, including Atlantis, Marriott, Hilton, Caesars Entertainment, Four Seasons, and Mohegan Sun, among others.

Our health and wellness centers operate aboard cruise ships that served over 28 million guests in 2025, seeking to explore and experience our industry-leading health and wellness services and products to complement and enhance their vacation experience. As consumers increasingly incorporate health and wellness activities into their daily lives, they are placing a higher priority on health and wellness services while traveling and vacationing.

Our state-of-the-art health and wellness centers are designed and branded for each cruise line and destination resort partner to optimize their guests' experiences, align with our partners’ overall hospitality strategy, and maximize productivity. During the year ended December 31, 2025, our health and wellness centers employed up to 83 highly trained professionals and ranged in size up to over 30,000 square feet, depending on the cruise line or destination resort partner’s needs.

We are recognized by our cruise line and destination resort partners and our guests for our comprehensive suite of industry-leading health and wellness services, products and experiences. We curate and deliver a broad range of offerings centered on providing specific health, wellness, aesthetics and fitness solutions to meet our guests’ lifestyle routines or objectives. Our services and facilities include: (i) body care, salon, and skin care services and products; (ii) fitness facilities, specialized fitness classes and personal fitness training; (iii) innovative pain management, including acupuncture and light therapies; (iv) body composition analytics and weight loss, systemic detoxification and nutrition regimens; and (v) advanced medi-spa services, including dermal fillers, skin tightening, weight reduction and IV therapies, among others. We offer our guests access to leading aesthetics and wellness brands including ELEMIS®, Grown Alchemist®, Kérastase®, Dysport®, Restylane®, Thermage®, CoolSculpting®, truSculpt® 3D, truSculpt® iD, Good Feet®, Lightstim®, and Hyperice®, among others, with many brands offered exclusively by us in the cruise market. On average, during the year ended December 31, 2025, guests spent approximately $305 per visit. Our solution sales approach drives substantial retail product add on sales to complement our services offerings, with approximately 19% of our revenues derived from the sale of retail products during the year ended December 31, 2025.

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

Historically, with the exception of the adverse impact of the recent COVID-19 pandemic, and since the resumption of our health and wellness center operations on cruise ships and in destination resorts, we have driven strong financial performance and believe our leading market position in a growing industry, differentiated business model, and mutually accretive partnerships with our cruise line and destination resort partners position our business for continued growth. For the year ended December 31, 2025, we achieved Revenues of $961.0 million, Net Income of $71.6 million and Adjusted EBITDA of $123.3 million.

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

According to Cruise Lines International Association (“CLIA”), the cruise industry continues to be one of the fastest-growing sectors of tourism. In its 2025 State of the Cruise Industry Report, CLIA reported global passenger volume of approximately 34.6 million ocean-going cruisers globally in 2024, a 6.8% increase from 2019 levels. CLIA noted that global cruise capacity is forecast to continue growing year over year, from approximately 6.3 million passengers in 1995 to an all-time high of 42 million passengers in 2028, representing a compound annual growth rate of 5.8%. This passenger growth has been driven by consistent, significant investments in new, higher value cruise ship capacity; the cost-value differential between vacations at sea and on land; strong loyalty among experienced cruisers; the large and growing appeal of cruising to all demographics, including millennials and Gen-X travelers, who CLIA believes to be the most enthusiastic cruise travelers of the future; and the cruise industry's sustainability and efficiency initiatives, which have been increasingly important to consumers. Many cruise lines offer an increasingly wide range of sustainable shore excursions, including walking, cycling, and paddle or sail experiences, attracting an ever-growing base of health-conscious consumers. The luxury cruise travel market is reported to have tripled since 2010, based on the number of ships offering luxury experiences, and CLIA forecasts that 1.5 million cruise travelers will choose a luxury cruise experience by 2028. According to CLIA, intent to cruise continues to be strong, both among experienced cruisers and potential new cruisers, with 82% of travelers who have cruised indicating that they will cruise again, an increasing number of new-to-cruise travelers choosing vacations at sea, 68% of international travelers considering taking their first cruise, increasing popularity of solo travel, and travel agents reporting higher growth in cruise holidays than any other travel segment, with the highest growth from the premium, luxury and expedition segments.

Our Evolution

Our history dates back to our opening the world’s first salons at sea onboard transatlantic cruise ships, including the Queen Mary and Queen Elizabeth II. For more than 50 years, we have continuously defined and redefined the onboard health, wellness, aesthetics and fitness category by consistently expanding our onboard offerings with innovative and leading-edge service and product introductions, while developing the powerful staff recruiting and training and operational logistics platforms to manage and optimize the complexity of our global operations and maintain our industry-leading quality standards.

As of December 31, 2025, our comprehensive suite of premium health, wellness, aesthetics and fitness services, products, solutions and experiences reached more consumers than ever before, with 206 centers onboard cruise ships addressing a captive audience of over 28 million passengers annually, and 48 destination resort centers serving global travelers at premier destination resorts around the world.

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
•
incorporating advanced direct marketing programs, including personalized communications and value promotions, to drive consumer demand; and
•
developing and deploying artificial intelligence and other advanced technologies across our operations.

Our Strengths

We believe that our competitive strengths historically have positioned us, and will continue to position us, as a leader in the hospitality-based health and wellness industry and the category dominant leader in the cruise industry.

Global Leader in the Hospitality-Based Health and Wellness Industry

As the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide, we are at the center of the intersection between the health and wellness and hospitality and travel industries. In 2025, the Global Wellness Institute reported that global wellness tourism, a sub-category of the $6.8 trillion global wellness economy, was an $894 billion industry in 2024, growing 35% since 2019. The Global Wellness Institute projected an average annual growth rate of 9.1% for global wellness tourism, reaching a projected market size of $1.38 trillion in 2029.

We are the market leader at more than 17x the size of our closest maritime competitor. Through our more than 90% market share, we have had access to a captive audience of over 28 million passengers annually. Cruise ship guests are an attractive demographic, with average annual household incomes of over $100,000. As a result of our scale, our captive consumer audience, and consumers’ increasing desire for more health, wellness, aesthetics and fitness services and products, we are well-positioned in the global health and wellness industry and have a large and highly attractive addressable consumer market at sea and on land.

Differentiated Business Model That Would Be Difficult and Uneconomic to Replicate

For more than 50 years, our business model has been built through investment in global infrastructure, staff recruiting, training and logistics, supply chain logistics, applications of emerging technologies, decades-long relationships with our cruise line and destination resort partners, and our reputation for offering our guests a best-in-class health, wellness, aesthetics and fitness experience. Our robust infrastructure and processes required to operate and maximize revenue across our network of global health and wellness centers separates us from existing and prospective competitors. In 2025, we embarked on over 9,500 voyages that welcomed over 28 million passengers at more than 284 ports of embarkation, and placed over 6,600 individuals, more than 75% of whom were previously employed by OneSpaWorld, in various positions at our shipboard health and wellness centers. Our business model is centered on providing our cruise line and destination resort partners with the following solutions:

•
Creating Extraordinary Guest Experiences —We pride ourselves on creating extraordinary guest experiences in our health and wellness facilities, offering our cruise line and destination resort partners’ guests a comprehensive suite of premium health, wellness, aesthetics and fitness services, treatments, and products.
•
Global Staff Recruiting, Training and Logistics —We facilitate the recruitment, training and management of over 5,200 health, wellness, aesthetics and fitness professionals annually around the world, representing 88 nationalities and 27 spoken languages. The professionals joining our shipboard operations receive training at one of seven global training facilities, enabling us to serve each cruise line’s needs for specific onboard staff with complex language, cultural and service modality requirements. We are the only company with the infrastructure to commission highly trained staff at over 1,300 ports of call worldwide. Our commitment to our onboard and destination resort staff has proven to be an essential element of our successful return to service performance.
•
Supply Chain and Logistics —We managed the complex delivery of all products and supplies to our health and wellness centers onboard 206 vessels operating 9,500 voyages around the world during 2025, leveraging proprietary data to accurately forecast and stock each health and wellness center. Products and supplies can only be loaded at designated ports around the world during a limited window of time while the ship is in port, in many cases overnight, adding to the complexity of the process.
•
Yield and Revenue Management —We have developed proprietary technology, processes and staff training tools, including tools incorporating artificial intelligence, to consistently measure, analyze and maximize onboard and destination resort data, revenue and profitability.
•
Exclusive Relationships at Sea with Global Brands —Due to our scale, superior operations, industry longevity and attractive captive consumer audience, we maintain relationships with over 90 industry leading vendors, enabling us to offer for sale and utilize in our services more than 1,200 distinct product SKUs.
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

Unmatched Breadth of Service and Product Offering

We offer our guests a comprehensive suite of leading and advanced health, wellness, aesthetics and fitness services and products. We continuously innovate and evolve our offerings based on emerging solutions and trends and tailor our service and product offerings to regional preferences. With our captive audience of over 28 million cruise guests annually, OneSpaWorld is a compelling distribution channel for leading health, wellness, aesthetics and fitness brands. Renowned brands, including ELEMIS and Kérastase, have partnered with us for exclusive distribution at sea. Cruise line and destination resort partners depend on us to provide their guests with the best and broadest assortment of services and products to enhance their vacation experience and the competitive positioning and consumer value of their brands.

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

Highly Visible and Predictable Revenue Streams

We operate health and wellness centers on 206 ships under long-term contracts with our cruise line partners, which we expect to grow as new ships are commissioned by our existing partners and prospective new partners. This new ship growth is highly visible as demonstrated in a publicly available global order book outlining over five years of new ship orders. Across our contracts, OneSpaWorld typically operates on all ships with health and wellness centers in a fleet and all new ships with health and wellness centers added during the contract term, securing both existing and new ship revenue. A new ship requires approximately two to four years to be built and is rarely delayed, as cruise lines typically sell out the vessel’s maiden voyage over a year in advance. New ships do not have a revenue ramp-up period given these advanced marketing efforts. Our cruise line partners are experts at dependably filling their ships with passengers, as demonstrated by the industry’s historical average occupancy rate of above 100%, even through recessionary periods. Due to historically consistent industry practices and decades of proprietary operating history data, OneSpaWorld has had strong visibility into our future revenue realization for the next three to five years.

Asset-Light Model with After-Tax Free Cash Flow Generation

Our cruise line partners typically fund the build-out, maintenance, and refurbishment of our onboard health and wellness centers, resulting in an asset-light profile with minimal capex required. Our capital expenditures are expected to be approximately 2% of revenues for each of the next two years. Being a Bahamian international business company and earning a significant portion of our revenue in low-tax or no-tax jurisdictions, including international waters, our effective cash tax rate is approximately 6%. This combination translates to exceptional free cash flow.

Seasoned and Proven Leadership Team

OneSpaWorld is led by an executive team that has operated the Company for more than 20 years. Our Executive Chairman and Chief Executive Officer, Leonard Fluxman, and our President, Chief Financial Officer and Chief Operating Officer, Stephen Lazarus, together led OneSpaWorld's predecessor company, Steiner Leisure, as a public company for more than a decade. Messrs. Fluxman and Lazarus lead a principally internally developed senior management team with over 150 years of combined industry experience. Our management team's deep experience and proven track record in managing the business in both public and private markets positions OneSpaWorld as an attractive vehicle for future long-term growth within the global hospitality-based health and wellness industry.

Growth Strategies

Capture Highly Visible New Ship Growth with Current Cruise Line Partners

We expect to continue to benefit long-term from a return to the cruise industry’s capacity for growth, with a consistent and visible pipeline of new ships commissioned annually by our cruise line partners. By the end of 2030, our existing cruise line partners are expected to introduce 26 new ships. Through established cruise line partner relationships, current contracts, competitive positioning of our operations, track record of delivering extraordinary guest experiences, and an approximately 97% contract renewal rate over the last 15 years, we are well-positioned to capture new ship growth over the long term.

Expand Market Share by Adding New Potential Cruise Line Partners

Despite our over 90% market share in the outsourced maritime health and wellness market, we continue to pursue opportunities to win new contracts with cruise lines that utilize our much smaller and less resourced competitors. We also execute differentiated strategies to engage with cruise lines that do not currently outsource their health and wellness centers, but that may have an interest in contracting with us in the future due to our strong global operating platform, reputation for outstanding investment in our partnerships, proven record of creating material value for our partners, and financial and operational resources. As evidenced by our successful history of winning contracts with new cruise line partners, we remain focused on continuing to protect and grow our dominant market share at sea.

Continue Launching Innovative New Value-Added Services and Products

We have successfully innovated services, products and experiences to meet guests’ ever-changing needs, attract more guests and generate more revenue and profitability per guest. Medi-spa has been a highly successful innovation for OneSpaWorld at sea and is an increasingly accretive component of our offerings. Performed by medically licensed professionals, the medi-spa offerings provide the latest cosmetic medical services to guests, such as non-surgical cosmetic procedures, including Dysport, Restylane, CoolSculpting, Thermage, IV therapy, and dermal fillers. Guests purchasing medi-spa services spend on average up to 4x more than those purchasing solely traditional health, wellness and aesthetics services. We continue to roll out incremental revenue opportunities, including NAD+ IV therapies and LED therapies, among others. We will continue to focus on launching leading edge, higher value-add services and products to delight our guests, align with and enhance our cruise line and destination resort partner brands, optimize health and wellness center staff and facilities utilization, and maximize center-level profitability.

Focus on Enhancing Health and Wellness Center Productivity

Cruise lines have become increasingly focused on growing onboard revenue as a way to enhance revenue beyond traditional cabin ticket sales. Between 2013 and 2025, onboard spend on the two largest cruise operators we serve increased by $8.8 billion, from $5.8 billion to $14.6 billion. We are focused on collaborating with cruise line partners to increase passenger penetration and maximize revenue yield through the following initiatives:

•
Increase Pre-Booking and Pre-Payment Capture Rate —We collaborate proactively with our cruise line partners to employ increased and enhanced marketing and promotion campaigns to engage guests upon booking their vacation experience, well before boarding a ship, through our technology-driven pre-booking engine. Pre-booked services can yield approximately 30% more revenue than services booked onboard the ship. Due to our success across select cruise lines that have implemented pre-booking capabilities, we are in the process of implementing pre-booking across additional partner cruise lines.
•
Expand Targeted Marketing and Promotion Initiatives —We directly market and distribute promotions to onboard passengers as a result of enhanced collaboration with select cruise line partners. These promotions are personalized and individually tailored to guests’ profiles and have successfully driven traffic and revenue at our health and wellness centers. Examples include “happy anniversary” messages to couples, “happy birthday” notes to individual guests, and promotional retail credits offered to guests who visit our centers before the end of their cruise. Guests that received these customized promotions were responsible for approximately 11% of revenues generated during the year ended December 31, 2025.
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
•
Extend Retail Beyond the Ship —Our Shop & Ship program provides guests the ability to buy retail products onboard and have products shipped directly to their home to avoid the hassle of packing products in their luggage. On average, a Shop & Ship customer spends more than 3.5x the amount of a non-Shop & Ship customer on retail products. The Shop & Ship program, combined with our e-commerce platform timetospa.com, enables us to maintain a connection with, and market and promote product offerings to, each guest beyond the cruise voyage.

Health and Wellness Services

We curate and deliver an ever-innovating broad range of offerings for our cruise line and destination resort partners, centered around a holistic wellness approach, which includes:

•
Spa and Aesthetics. We offer a specialized suite of massage and body care services and therapies, together with a broad range of aesthetics treatments, including skin care facials, hair styling, manicures and pedicures, and teeth whitening services, among other services custom-designed for our cruise line and destination resort partners.
•
Medi-spa. We offer medi-spa services in the majority of the shipboard health and wellness centers we operate. Our service menu consists of the leading medi-spa brands, including Dysport, Restylane, CoolSculpting, Thermage, and TruSculpt, among others. Medi-spa services are administered by medically licensed professionals. By the end of 2026, we expect to offer medi-spa services on 157 ships.
•
Health. Our health and pain management offerings present one of our largest and most profitable categories. Our offerings include acupuncture, electric stimulation acupuncture, LED therapy, cupping, posture and gait analysis, GoodFeet® Arch Supports, and NormaTec® compression therapy for recovery. Our services and guest experiences and outcomes are enhanced by our retail sale of our product offerings associated with the services.
•
Fitness. We offer guests use of premier fitness centers, featuring industry leading brands, programming and equipment, as well as personalized training services and expert consultation by our fitness professionals. These fitness centers offer guests use of strength equipment and cardiovascular equipment, such as treadmills, elliptical machines, exercise bicycles and rowing and stair machines featuring premier brands including Technogym®, Life Fitness®, Peloton® and TRX®. Boutique fitness classes, available to guests for a fee or at no charge depending on the class, include yoga, Pilates, high intensity interval training, bodyweight resistance training, indoor cycling, and neuromuscular stretching and muscle activation, and feature programming from leading fitness brands. Our fitness instructors are available to provide one-on-one paid personal fitness consultations and training services, including custom personal training protocols, body composition analysis, and other diagnostic analytics to optimize performance and training results.
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

Products

We sell over 1,100 branded product SKUs sourced from over 90 vendors due to our scale, competitive positioning in the highly valuable cruise and destination resort channels, superior operations, industry longevity, and attractive captive audience at sea and on land. We sell products from leading brands, including ELEMIS, Grown Alchemist, Kerastase, Keratin Complex®, Thermage, Dysport, GoodFeet Arch Supports, Hyperice and Megawhite Teeth Whitening, among other leading brands. We have an exclusive supply agreement with ELEMIS with a remaining term of approximately five years as of December 31, 2025, which may be continued at our election for an additional five years. We believe we have a leading retail attachment rate based on the number of products purchased by our guests in conjunction with a service compared to the broader consumer personal care services and retail industry. During 2025, product sales comprised approximately 19% of our revenues, enabling incremental revenue even at full treatment room utilization.

We utilize more than 45,000 square feet of warehouse space operated by a third party logistics provider in the Miami, FL metropolitan area to handle domestic cargo, bonded cargo, and Foreign Trade Zone international goods, enabling us to provide fulfillment services for our cruise inventory, e-commerce, and Shop & Ship program.

Health and Wellness Centers

As of December 31, 2025, we operated state-of-the-art health and wellness centers on 206 ships, including substantially all of the major cruise lines globally, and in 48 land-based destination resorts, principally in the United States, the Caribbean and Asia. Health and wellness centers are designed and branded for each cruise and destination resort partner to optimize the guest experience, maximize revenues, and align with our partners’ brands and hospitality environment. Health and wellness centers range in size to more than 30,000 square feet and generally provide fitness areas and studios; body care, skin care, and medi-spa treatment rooms; beauty salons; and elaborate thermal suites and/or saunas. Onboard health and wellness centers are generally located on higher ship decks, which encourages increased passenger interest and guest traffic.

Facility Design

Our cruise line and destination resort partners each seek differentiated health and wellness experiences for their guests. As such, we provide design capabilities for our cruise line and destination resort partners, creating bespoke branding and design consulting to optimize guest experiences and maximize revenues. We operate health and wellness centers under proprietary brands of Mandara® and Chavana®, as well as brands curated specifically for each cruise line, complete with cruise line and/or ship-specific service menus. As of December 31, 2025, we had 36 health and wellness centers under the Mandara brand and 11 centers under the Chavana brand.

Principal Cruise Line Partners

A significant portion of our revenue is generated from operating health and wellness centers under long-term contracts with the following cruise line partners, each of which accounted for more than 10% of our total revenues in 2025, 2024 and 2023, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, P&O, Princess, and Seabourn cruise lines): 39.6%, 41.2%, and 41.1%, Royal Caribbean (including Royal Caribbean, Celebrity Cruises, and Silversea cruise lines): 28.2%, 27.9%, and 27.9%, and Norwegian Cruise Line (including Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises): 17.7%, 16.8%, and 16.4%. These companies, combined, accounted for 171 of the 206 ships served by OneSpaWorld as of December 31, 2025. Our contracts are executed at the individual cruise line brand level, not with the parent company, giving OneSpaWorld a diverse customer base despite parent company aggregated revenue mix. Our contracts average five and a half years in duration.

The numbers of ships served as of December 31, 2025 under agreements with the respective cruise lines are listed below:

Cruise Line	Ships Served
Carnival (1)	29
Royal Caribbean (2)	29
Norwegian (3)	20
Princess (1)	17
Celebrity (2)	14
Holland America (1)	11
Silversea (2)	11
Costa (1)	9
Oceania (3)	8
P&O (1)	7
Windstar	7
Disney	7
Seabourn (1)	6
Regent (3)	6
Marella	5
Azamara	4
Cunard	4
Virgin	4
Adora	2
Crystal	2
Saga	2
Aroya	1
Mitsui	1
Total	206

(1)
Carnival Corporation, the parent company of Carnival Cruise Line, also owns Carnival Australia (which ceased operating during the first quarter of 2025), Costa, Cunard, Holland America, P&O, Princess, and Seabourn.
(2)
Celebrity and Silversea are owned by Royal Caribbean.
(3)
Oceania and Regent are owned by Norwegian Cruise Line.

Destination Resort Locations and Partners

As of December 31, 2025, we provided health and wellness services at destination resorts in the following locations:

Country	Number of Destination Resort Spas
Maldives	12
United States	10
Malaysia	9
Bahamas	4
Russia (1)	3
Indonesia (1)	2
Palau	2
Japan	2
Aruba	1
Egypt	1
Oman	1
Thailand (1)	1
Total	48

(1) Our operations at these destination resorts ceased as of December 31, 2025.

Cruise Line and Destination Resort Agreements

Through our cruise line and destination resort agreements, we have the exclusive right to offer health, wellness, aesthetics and fitness services and the ability to sell complementary products onboard the ships and at the destination resorts we serve. Under the cruise line agreements, guests pay for our services through our cruise line partners, who retain a specified percentage of gross receipts from such sales before remitting the remainder to us. Our revenue share agreements result in a highly variable cost model, where the primary fixed costs are the meals and accommodations for our shipboard employees. Most of our cruise line agreements cover all of the then-operating ships of a cruise line and typically new ships are added to ships in service through an amendment to the agreement. The agreements have specified terms ranging from three to 8.6 years, with an average remaining term per ship of approximately three years as of December 31, 2025. Cruise lines can terminate the agreements with limited or no advance notice under certain circumstances, including, among other things, the withdrawal of a ship from the cruise trade, the sale or lease of a ship, or our failure to achieve specified passenger service standards. However, we have never had a contract terminated prior to our respective expiration date.

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

Competition

With our over 90% market share in the outsourced maritime health and wellness center operations segment of the cruise industry, we have a small number of competitors. Across the destination resorts business, we compete with other outsource providers of health, wellness, aesthetics and fitness services to hotel and destination resort operators. The destination resorts business is highly fragmented, with no clear leader within this category.

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

Our Board of Directors (our “Board”) directly oversees policies, procedures and corporate culture promoting and upholding the ethical conduct of the Company’s business, including adopting and monitoring compliance with the Company’s Code of Ethics, which sets forth the Company’s policies of promoting high standards of integrity by and toward our employees. The Compensation Committee of our Board is responsible for advising the Board with respect to the compensation philosophy, policies, and procedures pertaining to our executive officers, in order to attract, retain and motivate the most talented management personnel. The Audit Committee of our Board is responsible for establishing procedures for identifying and fully addressing employee complaints and concerns through the Company’s Ethics Hotline and otherwise. The Nominating and Governance Committee of our Board is responsible for developing, recommending to the Board, and reviewing on an ongoing basis the Company’s social responsibility and sustainability policies, as well as reviewing and recommending to the Board enhancements to the Company’s Code of Ethics.

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

•
Our People. As of December 31, 2025, we had a total of 5,395 full-time employees, of which 5,156 worked primarily in health and wellness center operations, including management, sales, and support positions on cruise ships and in destination resorts around the world, 194 represented corporate management and operational support staff, and 45 were involved primarily in personnel recruiting and training. On each cruise ship and in every destination resort health and wellness center, we have a general manager and typically an assistant manager training to become a general manager, along with up to 86 total staff, depending on the scale of the health and wellness center. As a global operation, we have diverse teams of employees representative of the partners and markets we serve and in which we operate. We believe our employee relationships are strong across our business. We have a 100% promotion rate for our health and wellness center general managers, an average tenure of ten years for employees at our corporate office, and tenures of 20 years to more than 30 years for our senior leaders, many of whom started with the Company as shipboard health and wellness center team members and advanced to positions at our corporate office.
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
•
Diversity. Our Company achieves success by recruiting, training, supporting and sourcing our employees from diverse global populations, so as to best serve our cruise line and destination resort partners' diverse global customer base. Our employees are sourced globally and represent 88 nationalities, speaking 27 languages. In addition, at our corporate office in the U.S. and our North America health and wellness centers, our employee base is comprised of seven distinct ethnicities. As of December 31, 2025, our employees had the following attributes:

	Female	Male
Employees (non-management)	4,088	928
Manager Staff	259	82
Senior Management	14	21
Executive Officers	--	2

We educate employees, managers, and leadership on our essential objectives, strategies and initiatives. We provide annual trainings for all of our employees to encourage a culture of civility and a fully respectful workplace, and to assure awareness and adherence to our policies, practices, and procedures regarding harassment prevention, reporting and intervention in all respects.

•
Talent Attraction. Our success depends on our ability to recruit and train employees skilled in our customer service philosophy. Our prospective shipboard health and wellness center employees are recruited from a broad spectrum of geographies, providing a pipeline of talent from a wide range of demographics and economies. We are proud to bring valuable long-term employment and career opportunities to individuals residing and supporting families in major economies such as Australia, the British Isles, Canada, China, continental Europe, India, Indonesia, Japan, Mauritius, the Philippines, South Africa, South America, and Thailand, as well as smaller, less developed employment markets such as the Caribbean, Madagascar, Nepal, Nigeria, Ukraine, Zambia, and Zimbabwe, among others.

Countries from which personnel were recruited during 2025 are highlighted in blue on the map below.

•
Talent Retention: Compensation and Benefits. We strive to provide competitive pay and benefits for our employees.

Shipboard health and wellness center employees typically are employed under nine month-long agreements with fixed terms. Our compensation structure includes commissions received in connection with the provision of services and sales of products in our health and wellness centers. We make available to all our shipboard employees comprehensive health and dental care, free of charge during the terms of their employment agreements, as well as long-term disability and accidental death coverage, among other benefits. We provide transportation for our shipboard employees to and from their home countries. Our shipboard employees and their families and friends enjoy discounts on the services and products we offer for sale, as well as personalized fitness and wellness programs. We continuously strive to improve staff retention, resulting in staff across our fleet being comprised of more than 70% experienced personnel as of December 31, 2025.

Our U.S. corporate and destination resort health and wellness center employees are eligible to receive Company sponsored benefits, including medical, dental and vision insurance coverage, 401(k) retirement plan participation, personal short and long-term disability coverage, critical illness coverage, flexible spending accounts, basic life insurance and basic accidental death and dismemberment coverage, medical indemnity, and off the job accident insurance, as well as family member life insurance and accidental death and dismemberment coverage. We also provide an employee assistance program free of charge to our employees and members of their households, offering face-to-face mental health counseling sessions with a local provider, legal assistance, financial consultations, resources and referrals for childcare assistance and adoption, eldercare, pet care, and consultations with fraud resolution specialists intended to prevent identity theft.

•
Training and Development. Our business proactively innovates to serve the ever-changing needs and desires of our cruise line and destination resort partners and their guests. To do so, we ensure our employees are armed with best-in-class training and development in emerging areas of health and wellness and encourage all of our employees to apply a mindset of innovation. We operate in areas that are subject to specific regulation and licensing, and have developed extensive training and certification practices. Our employees receive training at the London Wellness Academy and satellite training facilities in India, Jamaica, South Africa and the Philippines, ranging from two to six weeks depending on the profession and modality of each employee, periodic training sessions in Argentina and Serbia, and onboard training for certain of our shipboard employees, as well as management training courses at our corporate office. All our employees are required to complete sexual harassment training.

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

Website Access to SEC Reports

Our website can be found at onespaworld.com. The information contained on, or that can be accessed through, the websites referenced throughout this Annual Report on Form 10-K is not incorporated into this report. Further, references to website addresses throughout this Annual Report on Form 10-K are intended to be inactive textual references only.

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

We Depend on the Cruise Industry and Their Risks Are Risks to Us

Prior to the recent pandemic, the cruise industry had never before experienced a complete cessation of its operations. The public concern over the recent pandemic, coupled with a drop in demand for international travel and leisure, and restrictions on international travel and immigration, adversely affected the demand for cruises. In addition, the recent pandemic caused, and future outbreaks of illnesses may cause, some cruise lines to declare bankruptcy or cause their lenders to declare a default, accelerate the related debt, or foreclose on collateral. Such bankruptcies, accelerations or foreclosures could, in some cases, result in the termination of our agreements with certain of our cruise line partners and eliminate our anticipated income and cash flows, which could negatively affect our results of operations. Cruise lines in bankruptcy may not have sufficient assets to pay us termination fees, other unpaid fees, or reimbursements we are owed under their agreements with us. Even if some cruise lines do not declare bankruptcy, they may be unable or unwilling to pay us amounts to which we are entitled on a timely basis or at all. Cruise lines compete for consumer disposable leisure time dollars with virtually all other vacation alternatives. Demand for cruises is dependent on the underlying economic strength of the countries from which cruise lines source their passengers. Economic changes such as unemployment, economic uncertainty, and the threat of a global recession reduce disposable income or consumer confidence in the countries from which our cruise line partners source their passengers and have affected the demand for vacations, including cruise vacations, which are discretionary purchases.

According to CLIA, North America, our core market, continues to remain the largest source market for passenger volume. During 2024, 59% of passengers in the global cruise industry were sourced from North America, and most increases to passenger volume were in the United States, with an incremental increase of 5.1 million passengers from 2019 to 2024. While the Caribbean remains the top destination for cruise travelers, representing 43.2% of passenger volume during 2024, a growing number of passengers are sourced from outside North America in markets such as Europe, Asia, Australasia, South America, and the Middle East. A significant portion of the cruise industry’s growth is expected to come from expansion of markets outside of our core North American market. We believe that non-North American passengers spend less on our services and products than North American passengers.

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

We Are Required to Make Minimum Payments under Our Agreements and May Face Increasing Payments to Cruise Lines and Owners of Our Destination Resort Health and Wellness Centers

We are obligated to make minimum annual payments to certain cruise lines and owners of our land-based venues regardless of the amount of revenues we receive from customers. We may also be required to make such minimum annual payments under any future agreements into which we enter. Accordingly, we could be obligated to pay more in minimum payments than the amount we collect from customers. As of December 31, 2025, these payments were required by three of the agreements for our destination resort health and wellness centers.

As of December 31, 2025, we guaranteed total minimum payments to owners of our land-based venues of approximately $2.5 million in the aggregate for 2026. As of December 31, 2025, we guaranteed total minimum payments to cruise lines of approximately $128.6 million in the aggregate for 2026. This amount does not take into account canceled cruise voyages, which would not be subject to guaranteed minimum payment requirements. As we renew or enter into new agreements with cruise lines and land-based venues, we may experience increases in such required payments.

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

We Depend on Our Key Officers and Qualified Employees

Our continued success will depend to a significant extent on our senior executive officers, including Leonard Fluxman, our Executive Chairman and Chief Executive Officer, and Stephen Lazarus, our President, Chief Financial Officer and Chief Operating Officer. The unanticipated loss of the services of either of these persons or other key management personnel, due to illness, disability, resignation or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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

Almost all of our shipboard personnel come from jurisdictions outside the United States. Our ability to obtain non-United States shipboard employees in the future is subject to regulations in certain countries from which a number of our employees are sourced and, in the case of one country, control by an employment company that acts on behalf of employees and potential employees from that country. In addition, in that country, we are required to deal with local employment companies to facilitate the hiring of employees. Our ability to obtain shipboard employees from those countries on economic terms that are acceptable to us may be hampered by our inability to enter into an acceptable agreement with the applicable local employment company.

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

Possible Adverse Changes in United States or Foreign Tax Laws or Changes in Our Business Could Increase Our Taxes

General Background

We are a Bahamas international business company (“IBC”) that owns, among other entities, OneSpaWorld (Maritime) Limited (formerly known as OneSpaWorld (Bahamas) Limited, and, prior to that, Steiner Transocean Limited) (“OneSpaWorld (Maritime)”), our principal subsidiary and a Cayman Islands entity that conducts our shipboard operations, primarily outside United States waters (which constitutes most of our shipboard activities), and One Spa World LLC, a Florida limited liability company that performs administrative services in connection with our operations in exchange for fees from OneSpaWorld (Maritime) and other subsidiaries.

We also own, directly or indirectly, the shares of additional subsidiaries organized in the United States and other taxable jurisdictions, as well as subsidiaries organized in jurisdictions that do not subject the subsidiaries to taxation.

Currently, we and our non-United States subsidiaries are not subject to Bahamas or Cayman Islands income tax or other (including United States federal) income tax, except as set forth below. These non-United States subsidiaries earn a substantial portion of our revenue, which contributes to our low effective tax rate.

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

ECI may include any type of income from sources within the United States (“U.S.-source income”), but only limited types of income from sources without the United States (“foreign-source income”). OneSpaWorld (Maritime) has three types of income: income from the provision of health and wellness services, income from the sales of health and wellness products and income from leasing (at rates determined on an arm’s length basis) our shipboard employees and space to a United States subsidiary that performs health and wellness services and sells health and wellness products while the ships are in United States waters and pays OneSpaWorld (Maritime) the amounts referenced above (the “U.S. Waters Activities”).

We believe that most of OneSpaWorld (Maritime)’s shipboard income should be treated as foreign-source income under the U.S. Treasury Department regulations for determining the source of such income (the “source rule regulations”). This belief is based on the following:

•
all of the functions performed, resources employed and risks assumed in connection with the performance of the above-mentioned services and sales (other than OneSpaWorld (Maritime)’s involvement in the U.S. Waters Activities) occur outside of the United States; and

•
income to OneSpaWorld (Maritime) from the U.S. Waters Activities is ECI, and thus subject to United States income taxation, but constitutes a small percentage of OneSpaWorld (Maritime)’s total income.

To the extent that our belief about the source of OneSpaWorld (Maritime)’s shipboard income is correct, such income would not be ECI because such income is income of a character (compensation for services, gains on sales of certain property, and rental income from the lease of tangible property) that cannot be treated as ECI unless it is treated as U.S.-source income. However, OneSpaWorld (Maritime)’s shipboard income generated while in port in The Bahamas is subject to the payment of a 10% VAT payable to the Bahamas Department of Inland Revenue. Cayman Islands does not impose VAT.

The Risks to OneSpaWorld

Under United States Treasury Department regulations, as of January 1, 2007, all or a portion of OneSpaWorld (Maritime)’s income for periods commencing on or after that date could be subject to United States federal income tax at a rate of up to 35% with respect to income earned prior to January 1, 2018 and 21% with respect to income earned thereafter:

•
to the extent the income from OneSpaWorld (Maritime)’s shipboard operations that OneSpaWorld believes are performed outside of United States territorial waters is considered by the Internal Revenue Service (“IRS”) to be attributable to functions performed, resources employed or risks assumed within the United States or its possessions or territorial waters;
•
to the extent the income from OneSpaWorld (Maritime)’s sale of health and wellness products for use, consumption, or disposition in international waters is considered by the IRS to be attributable to functions performed, resources employed or risks assumed within the United States, its possessions or territorial waters; or
•
to the extent that passage of title or transfer of ownership of products sold by OneSpaWorld (Maritime) for use, consumption or disposition outside international waters, takes place in the United States or a United States office materially participates in such sales.

Additionally, if OneSpaWorld (Maritime) were considered to be a controlled foreign corporation (“CFC”) for purposes of the source rule regulations, any of its shipboard income would be considered U.S.-source income and would be subject to United States federal income tax unless such income is attributable to functions performed, resources employed or risks assumed in a foreign country or countries.

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

Under certain “downward attribution” rules made applicable by a provision of Pub. L. No. 115-97, enacted December 22, 2017 (known as the “Tax Cuts and Jobs Act” (“TCJA”)), to determine the CFC status of a foreign corporate subsidiary of a foreign parent corporation that also has a U.S. subsidiary, the foreign subsidiary may in certain circumstances be treated as a CFC based solely on its brother-sister relationship to the U.S. subsidiary. However, on September 22, 2020, the Federal Register published an amendment to the source rule regulations (the “2020 amendment”), providing that for purposes of that regulation, the status of a foreign corporation as a CFC or not is determined without regard to the above-mentioned provision of the TCJA. The 2020 amendment applies to taxable years of foreign corporations ending on or after October 1, 2019. For taxable years of foreign corporations ending before October 1, 2019, a taxpayer may apply such provisions to the last taxable year of a foreign corporation beginning before January 1, 2018, and each subsequent taxable year of the foreign corporation, provided that the taxpayer and U.S. persons that are related (within the meaning of section 267 or 707) to the taxpayer consistently apply such provisions with respect to all foreign corporations. Most recently, Pub. L. No. 119-21, enacted July 4, 2025 (known as the “One Big Beautiful Bill Act"), reinstated a provision that was previously repealed by the TCJA and that limits downward attribution of stock ownership under the CFC rules effective for tax years of foreign operations beginning after December 31, 2025.

In light of the foregoing, for purposes of the source rule regulations, we believe that OneSpaWorld (Maritime) should not be characterized as a CFC. This should allow us to treat most of our shipboard income as foreign source income to the same extent as income earned by a foreign corporation that is not a CFC.

If OneSpaWorld (Maritime) is subject to United States federal income tax (at a rate of 21%) on its income that is ECI, it also would be subject to a branch profits tax of 30% on its annual dividend equivalent amount (a measure of its after-tax earnings that are considered to be withdrawn, from its United States business).

Separately, certain non-United States jurisdictions may also assert that OneSpaWorld (Maritime)’s income is subject to their income tax. For example, some of our United Kingdom, Bahamas and United States subsidiaries provide goods and/or services to us and certain of our other subsidiaries. The United Kingdom or United States tax authorities may assert that some or all of these transactions do not contain arm’s length terms. In that event, income or deductions could be reallocated among our subsidiaries in a manner that could increase the United Kingdom or United States tax on us. This reallocation also could result in the imposition of interest and penalties. As of December 31, 2025, we no longer have an operating subsidiary in the United Kingdom.

In addition, we cannot assure you that the tax laws on which we have relied to minimize our income taxes will remain unchanged in the future. We are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting (“BEPS”) project initiated by the Organization for Economic Co-operation and Development (“OECD”). In July and October of 2021, the OECD/G-20 Inclusive Framework on BEPS released statements outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to rules for nexus and profit allocation (Pillar One) and rules for a 15% global minimum tax (Pillar Two). 140 member states have agreed to support implementation, including The Bahamas, where we earned a substantial portion of our revenue prior to December 31, 2025.

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

However, as noted above, our largest operating subsidiary is no longer incorporated in the Bahamas, but rather in the Cayman Islands. Furthermore, dividends received by our Bahamas parent are not currently subject to taxation under the Pillar Two rules. The Cayman Islands have not enacted any Pillar Two legislation, including, without limitation, a qualified domestic minimum tax. In addition to The Bahamas, certain European countries in which we had active operating subsidiaries during 2025 have either enacted or have draft Pillar Two legislation. If we become subject to such legislation and continue to have operations in such jurisdictions, but are not exempt under any revenue-based threshold to which such an income tax might be subject, there could be a material adverse impact on our effective tax rate and/or higher cash tax liabilities for our operations, which could have a material adverse effect on our business, results of operations and financial condition.

However, as of December 31, 2025, we are no longer conducting operations in jurisdictions that have enacted an undertaxed profit rule as of December 31, 2025 which would result in our earnings being subjected to the 15% minimum tax under the Pillar Two rules. We will continue to monitor changes to the law, and if we are operating in jurisdictions that enact an undertaxed profit rule, we will contemplate restructuring alternatives. Furthermore, we will continue to monitor Cayman Islands law to see if the Cayman Islands implements a qualified domestic minimum tax or an undertaxed profit rule that would subject our income to the 15% global minimum tax. Nevertheless, if there are law changes in the future that expand the Pillar Two rules to the United States and the Cayman Islands or any other jurisdictions where we operate, there could be a material adverse impact on our effective tax rate and/or higher cash tax liabilities as noted earlier.

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
•
the outbreaks of illnesses or the perceived risk of such outbreaks, in locations where we operate land-based health and wellness centers or locations from which guests of such wellness centers are sourced;
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

Many of the land-based venues that we serve or may serve in the future offer recreational entertainment facilities and activities similar to those offered on cruise ships, often without additional charge to guests. A number of the hotels we serve also offer casino gambling. These activities and facilities compete with us for customer time and disposable income. Our destination resort health and wellness centers also compete with other health and wellness centers in their vicinities, as well as with other beauty salons and relaxation or other therapeutic alternatives. These include salons that offer these services at prices significantly lower than those charged by us. We believe, however, that the prices charged by us are appropriate for the quality of the experience we provide in our respective markets. In addition, we also compete, both for customers and for contracts with hotels, with health and wellness centers and beauty salons owned or operated by companies that have offered their destination resort health and wellness services longer than we have, some of which enjoy greater name recognition with customers and prospective customers than health and wellness centers operated by us. Also, a number of these health and wellness center operators may have greater resources than we do. Further, some hotel operators provide health and wellness services themselves. If we are unable to compete effectively in one or more areas of our operations, our results of operations and financial condition could be adversely affected.

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

The waters and countries in which we operate include geographic regions that, from time to time, experience political and civil unrest and armed hostilities. Political unrest in areas where we operate health and wellness centers also has adversely affected our operations, and continued political unrest in the Middle East has adversely affected the travel industry in that region. The threat of additional attacks and of armed hostilities internationally, such as the hostilities in Eastern Europe and Ukraine, or locally, may cause prospective travelers to cancel their plans, including plans for cruise or land-based venue vacations. Weaker cruise industry and land-based venue performance could have a material adverse effect on our business, results of operations and financial condition.

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

The recent pandemic caused, and future outbreaks of illnesses may again cause, heightened volatility and disruptions in the global credit and financial markets, and this may adversely affect our ability to borrow and could increase our counterparty credit risks. In addition, some credit agencies may downgrade our credit ratings as a result of future outbreaks of illnesses. If our credit ratings are downgraded, or if general market conditions were to ascribe a higher risk to our credit rating levels, our industry, or our company, our access to capital and the cost of debt financing could be negatively impacted. The interest rate we pay on our existing debt instruments is affected by our credit ratings. Accordingly, a downgrade may cause our cost of borrowing to further increase.

Increased Severe Weather, Including as A Result of Climate Change, May Disrupt Our Operations

Our operations may be impacted by adverse weather patterns or other natural disasters, such as hurricanes, earthquakes, floods, fires, tornadoes, tsunamis, typhoons and volcanic eruptions. Most scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere that contribute to climate change could have significant physical effects on weather conditions, such as increased frequency and severity of hurricanes, storms, droughts, floods, fires, and other climatic events. It is possible that cruises we serve could be forced to alter itineraries or cancel a cruise or a series of cruises or tours due to these or other factors. Extreme weather events, such as hurricanes, floods and typhoons, may not only cause disruption, alteration, or cancellation of cruises and closures of destination resort health and wellness centers, but may also adversely impact commercial airline flights and other transport or prevent certain individuals from electing to utilize our offerings altogether. In addition, these extreme weather conditions could result in increased wave and wind activity, which would make it more challenging to sail and dock ships and could cause sea/motion sickness among guests and crew on the ships we serve. These events could have an adverse impact on the safety and satisfaction of cruising and could have an adverse impact on our net revenue yields and profitability. Additionally, these extreme weather conditions could impact our ability to provide our cruise products and services as well as to obtain insurance coverage for operations in such areas at reasonable rates.

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

Our guest and employee relationships provide us with access to sensitive data. We are subject to laws and requirements related to the treatment and protection of such sensitive data. We may be subject to legal liability and reputational damage if we do not comply with data privacy and protection regulations. Various governments, agencies and regulatory organizations have enacted and are considering new regulations and implementation of rules for existing regulations. Additional requirements could negatively impact our ability to market our services and products to consumers and increase our costs.

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

Our Indebtedness Could Adversely Affect Our Financial Condition and Ability to Operate and We May Incur Additional Debt

As of December 31, 2025, we had $85.0 million of secured indebtedness under our Credit Facilities (as defined below). Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the Credit Facilities, certain of our direct and indirect subsidiaries have granted the lenders a security interest in substantially all of their assets. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

The Credit Facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.

Our Credit Facilities Contain Financial and Other Covenants. The Failure to Comply with Such Covenants Could Have An Adverse Effect on Us

Our Credit Facilities contain certain financial covenants and a number of traditional negative covenants, including limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions, and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity holders and prepayments of material subordinated debt, in each case, subject to customary exceptions. Any failure to comply with the restrictions of the Credit Facilities may result in an event of default under the agreements. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities.

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

Risks Related to Ownership of Our Securities

If We Fail to Maintain an Effective System of Internal Control over Financial Reporting, We May Not Be Able to Accurately and Timely Report Our Financial Results or Prevent Fraud; as a Result, Shareholders Could Lose Confidence in Our Financial and Other Public Reporting, Which Is Likely to Negatively Affect Our Business and the Market Price of Our Common Shares

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting and our independent registered public accounting firm is required to provide an attestation report on our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common shares may decline.

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

You May Have Difficulty Enforcing Judgments Against Us

We are an international business company incorporated under the laws of the Commonwealth of The Bahamas and certain of our subsidiaries are incorporated under the laws of the Cayman Islands. A substantial portion of our assets are located outside the United States. As a result, it may be difficult or impossible to:

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

We have been advised by our Cayman Islands legal counsel that it is uncertain whether the courts of the Cayman Islands will allow shareholders of the Company to originate actions in the Cayman Islands based upon securities laws of the U.S. In addition, there is uncertainty with regard to Cayman Islands law related to whether a judgment obtained from U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands exempted company, such as any of our subsidiaries incorporated under the laws of the Cayman Islands. There is limited judicial guidance from the courts of the Cayman Islands regarding the circumstances under which judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws will be considered penal or punitive in nature; however, it will likely depend on the particular provision and the remedy sought. Accordingly, it is uncertain whether such judgments would be enforceable in the Cayman Islands. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign monetary judgment of a foreign court of competent jurisdiction without retrial on the merits of the underlying dispute based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given, provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and generally for a liquidated sum, and must not be in respect of taxes or a fine or penalty, and not obtained by fraud or obtained in a manner, or be of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). The courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction.

Certain Provisions in Our Articles May Limit Shareholders’ Ability to Affect a Change in Management or Control

Our Articles include certain provisions which may have the effect of delaying or preventing a future takeover or change in control of us that shareholders may consider to be in their best interests. Among other things, until recently, our Articles provided for a classified Board serving staggered terms of three years, which classified structure is in the process of being phased out but continues to be applicable to a portion of our Board, super majority voting requirements with respect to certain significant transactions and restrictions on the acquisition of greater than 9.99% ownership without our Board’s approval. Our equity plans and our executive officers’ employment agreements provide certain rights to plan participants and those officers, respectively, in the event of a change in control of the Company.

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

We assess cybersecurity contingencies within our overall business continuity risk management planning process. Our information technology and information security teams utilize various technology tools to prevent, monitor, detect, and respond to cybersecurity threats. Our incident response policy outlines processes, roles, responsibilities, notifications, and other communications applicable to the assessment, mitigation, and remediation of realized cybersecurity events. The nature and scope of assessed risk of a realized cybersecurity event dictates the pace and extent of relevant processes and communications, including an evaluation of any necessary or required disclosure. Depending on its nature and scope, a cybersecurity threat may be managed within our Information Security Operations Committee (ISOC), responsible for day-to-day management of cybersecurity risks, and escalated to our executive management team, the Audit Committee, and the Board, as appropriate.

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

Governance

Management, under the supervision of our President and Chief Financial Officer (CFO), is directly responsible for assessing and managing cybersecurity risks and otherwise implementing our cybersecurity program. The CFO reports directly to the Executive Chairman. Our CFO regularly updates our Audit Committee and Board on cybersecurity matters.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information of Common Stock

Our common shares are traded on The Nasdaq Capital Market under the symbol “OSW.” As of February 19, 2026, there were 11 registered holders of our common shares.

Dividend Policy

Our Board declared the following quarterly dividends in 2025:

•
On February 12, 2025, our Board of Directors declared a quarterly dividend of $0.04 per share of common stock, which we paid in cash on March 26, 2025, to shareholders of record at the close of business on March 12, 2025.
•
On April 23, 2025, our Board of Directors approved a quarterly dividend payment of $0.04 per share of common stock, which we paid in cash on June 4, 2025 to shareholders of record at the close of business on May 21, 2025.
•
On July 23, 2025, our Board of Directors approved a quarterly dividend payment of $0.04 per share of common stock, which we paid in cash on September 3, 2025 to shareholders of record at the close of business on August 20, 2025.
•
On October 22, 2025, our Board of Directors approved a quarterly dividend payment of $0.05 per share of common stock, which we paid in cash on December 3, 2025 to shareholders of record at the close of business on November 19, 2025.

The declaration and payment of future dividends to holders of our common shares is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

Repurchases and Sales of Unregistered Securities

Issuer Purchases of Equity Securities

The following table presents information with respect to common stock repurchased by OneSpaWorld during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions)
October 1, 2025 - October 31, 2025	721,663	$20.82	721,663	$42.4
November 1, 2025 - November 30, 2025	105,052	$19.83	105,052	$40.3
December 1, 2025 - December 31, 2025	141,632	$19.90	141,632	$39.6
Total	968,347		968,347

(1)
On April 23, 2025, the Board of Directors approved a new share repurchase program to repurchase up to $75.0 million of its common stock (the “2025 Share Repurchase Program”) The 2025 Share Repurchase Program has no expiration date and may be modified, suspended or terminated at any time. Refer to Note 9 - Equity in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended December 31, 2025.

Stock Performance Graph

The following graph compares the change in the cumulative total shareholder return on our common shares against the cumulative total return (assuming reinvestment of dividends) of the Nasdaq Composite® (United States and Foreign) Index, and the Dow Jones U.S. Travel and Leisure Index for the period beginning December 31, 2020 and ending December 31, 2025.

The graph assumes that $100.00 was invested on December 31, 2020 in our common shares and in each of the comparative indices. The share price performance on the following graph is not necessarily indicative of future share price performance.

The graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among OneSpaWorld Holdings Limited, the Nasdaq Composite Index, and the Dow Jones US Travel & Leisure Index
$250
$200
$150
$100
$50
$0
Dec-31-2020
Mar-31-2021
Jun-30-2021
Sep-30-2021
Dec-31-2021
Mar-31-2022
Jun-30-2022
Sep-30-2022
Dec-30-2022
Mar-30-2023
Jun-30-2023
Sep-29-2023
Dec-29-2023
Mar-28-2024
Jun-28-2024
Sep-30-2024
Dec-31-2024
Mar-31-2025
Jun-30-2025
Sep-30-2025
Dec-31-2025
OneSpaWorld Holdings Limited (NasdaqCM:OSW) - Share Pricing
Nasdaq Composite Index (*COMP) - Index Value
Dow Jones Travel & Leisure Titans 30 (Total Return) Index (*DJTCGST) - Index Value

Dates	OneSpaWorld Holdings Limited (NasdaqCM:OSW) - Share Pricing	Nasdaq Composite Index (*COMP) - Index Value	Dow Jones Travel & Leisure Titans 30 (Total Return) Index (*DJTCGST) - Index Value
Dec-31-2020	$100.00	$100.00	$100.00
Mar-31-2021	$105.03	$102.78	$108.55
Jun-30-2021	$95.56	$112.54	$108.06
Sep-30-2021	$98.32	$112.11	$108.01
Dec-31-2021	$98.82	$121.39	$109.24
Mar-31-2022	$100.59	$110.34	$102.54
Jun-30-2022	$70.71	$85.57	$83.28
Sep-30-2022	$82.84	$82.06	$82.98
Dec-30-2022	$92.01	$81.21	$92.59
Mar-30-2023	$117.06	$93.21	$104.84
Jun-30-2023	$119.33	$106.98	$112.70
Sep-29-2023	$110.65	$102.57	$104.09
Dec-29-2023	$139.05	$116.47	$113.45
Mar-28-2024	$130.47	$127.09	$119.60
Jun-28-2024	$151.58	$137.59	$116.62
Sep-30-2024	$162.82	$141.13	$129.77
Dec-31-2024	$196.25	$149.83	$136.59
Mar-31-2025	$165.58	$134.22	$131.15
Jun-30-2025	$201.08	$158.05	$142.49
Sep-30-2025	$208.48	$175.82	$140.84
Dec-31-2025	$204.54	$180.33	$139.36

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

	Year Ended December 31,
	2025	2024	2023
(In thousands)
REVENUES
Service revenues	$777,262	$723,273	$648,091
Product revenues	183,739	$171,746	$145,954
Total revenues	961,001	895,019	794,045
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	645,360	599,756	541,356
Cost of products	156,493	145,799	125,649
Administrative	18,063	18,827	17,111
Salary, benefits and payroll taxes	37,092	35,630	36,805
Amortization of intangible assets	16,508	16,571	16,823
Restructuring expenses	2,703	—	—
Long-lived assets impairment	3,145	376	2,129
Total cost of revenues and operating expenses	879,364	816,959	739,873
Income from operations	81,637	78,060	54,172
OTHER (EXPENSE) INCOME, NET
Interest expense	(5,665)	(10,048)	(21,395)
Interest income	488	1,167	280
Change in fair value of warrant liabilities	—	7,677	(37,557)
Other expense	(348)	—	—
Total other expense, net	(5,525)	(1,204)	(58,672)
Income (loss) before income tax expense (benefit)	76,112	76,856	(4,500)
INCOME TAX EXPENSE (BENEFIT)	4,494	3,992	(1,526)
NET INCOME (LOSS)	$71,618	$72,864	$(2,974)
Adjusted EBITDA (1)	$123,251	$112,076	$89,192

	December 31,
	2025	2024	2023
Balance Sheet Data (In thousands):
Working Capital (2)	$48,217	$23,463	$16,961
Total Assets	707,095	746,423	706,140
Total Liabilities	164,518	191,926	272,071
Total Shareholders' Equity	542,577	554,497	434,069

(1)
We define Adjusted EBITDA as Net Income (loss) plus income tax expense (benefit), interest income, interest expense, depreciation and amortization, long-lived assets impairment, stock-based compensation, restructuring expenses, inventory write-off, change in fair value of warrant liabilities, other expense and business combination costs.

(2)
Working capital calculated as current assets less current liabilities, less cash and cash equivalents and restricted cash.

The following table reconciles Net Income (Loss) to Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net Income (loss)	$71,618	$72,864	$(2,974)
Income tax expense (benefit)	4,494	3,992	(1,526)
Interest income	(488)	(1,167)	(280)
Interest expense	5,665	10,048	21,395
Depreciation and amortization	25,332	24,276	22,040
Long-lived assets impairment	3,145	376	2,129
Stock-based compensation	10,086	9,071	10,138
Restructuring expenses (a)	2,703	—	—
Inventory write-off (b)	348	—	—
Change in fair value of warrant liabilities	—	(7,677)	37,557
Other expense	348	-	—
Business combination costs (c)	—	293	713
Adjusted EBITDA	$123,251	$112,076	$89,192

(a) See note 7- "Restructuring and asset impairment", to the consolidated financial statements.

(b) Inventory write-off represents addbacks related to the exit from certain of our land-based health and wellness center operations in Asia. These expenses were recorded in Cost of products.

(c) Business combination costs refers to legal and advisory fees incurred by OneSpaWorld in connection with the secondary offering and warrant conversion.

Note Regarding Non-GAAP Financial Information

We believe that Adjusted EBITDA, as a non-GAAP measure, when reviewed in conjunction with GAAP financial measures, and not in isolation or as a substitute for analysis of our results of operations under GAAP, is useful to investors as it is a widely used measure of performance and the adjustments we make provide investors further insight into our profitability and additional perspectives in comparing our performance to other companies and in comparing our performance over time on a consistent basis. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Adjusted EBITDA has limitations as profitability measures in that it does not include total amounts for interest expense on our debt, change in fair value of warrant liabilities, restructuring expenses, provision for income taxes and the effect of our expenditures for capital assets and certain intangible assets. In addition, this non-GAAP measure has limitations as a profitability measure in that it does not include the impact of certain expenses related to items that are settled in cash. Because of these limitations, the Company relies primarily on its GAAP results.

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

The information for the years ended December 31, 2025, 2024 and 2023 is derived from OneSpaWorld’s audited Consolidated Financial Statements and the notes thereto included elsewhere in this report.

Any reference to “OneSpaWorld” refers to OneSpaWorld Holdings Limited and our consolidated subsidiaries on a forward-looking basis.

Overview

OneSpaWorld Holdings Limited (“OneSpaWorld,” the “Company,” “we,” “our, “us” and other similar terms refer to OneSpaWorld Holdings Limited and its consolidated subsidiaries) is the pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. We are positioned as a leader in the hospitality-based health and wellness industry. Our highly trained and experienced staff offer guests a comprehensive suite of premium health, wellness, aesthetics and fitness services and products onboard cruise ships and at destination resorts globally. We are the market leader at more than 17x the size of our closest maritime competitor. Over the last 50 years, we have built our leading market position on our depth of staff expertise, broad and innovative service and product offerings, expansive global recruitment, training and logistics platform, as well as decades-long relationships with cruise line and destination resort partners. Throughout our history, our mission has been simple: helping guests look and feel their best during and after their stay.

At our core, we are a global services company. We serve a critical role for our cruise line and destination resort partners, operating a complex and increasingly important aspect of their overall guest experience. Decades of investment and know-how have allowed us to construct an unmatched global infrastructure to manage the complexity of our operations. We have consistently expanded our onboard offerings with innovative and leading-edge service and product introductions, and developed powerful recruiting, training and logistics platforms, increasingly powered by emerging technologies, including generative and agentic artificial intelligence applications, to manage our operational complexity, maintain our industry-leading quality standards, and maximize revenue and profitability per health and wellness center. The combination of our personnel recruiting and training platform, deep proprietary global labor pool, global logistics and supply chain infrastructure, and proven health and wellness center operating, revenue, and profitability management capabilities represents a significant competitive advantage that we believe is not economically feasible to replicate.

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

The following table sets forth the above key performance indicators for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Period End Ship Count	206	199	193
Average Ship Count	196	190	180
Average Weekly Revenues Per Ship	$90,608	$86,213	$80,013
Average Revenues Per Shipboard Staff Per Day	$593	$572	$555
Revenue Days	71,459	69,365	65,670
Period End Resort Count	48	50	51
Average Resort Count	49	52	50
Average Weekly Revenues Per Destination Resort	$12,738	$13,962	$15,242

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

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes are comprised of employee expenses associated with corporate and administrative functions that support our business, including fees for employee salaries, bonuses, stock-based compensation, payroll taxes, 401(k) and other employee costs.

Amortization of intangible assets. Amortization of intangible assets are comprised of the amortization of intangible assets with definite useful lives (e.g. retail concession agreements, destination resort agreements, licensing agreements).

Restructuring expenses. Restructuring expenses are comprised of expenses related to the reorganization of operations in the United Kingdom and Italy and the exiting of certain resort health and wellness center operations in Asia.

Long-lived assets impairment. Long-lived assets impairment is comprised of destination resort agreements-intangible assets, property and equipment charges, operating lease right-of-use assets charges and licensing agreement-intangible charges.

Other income (expense), net. Other income (expense) consists of interest income, interest expense, changes in the fair value of warrant liabilities and other expense.

Income tax expense (benefit). Income tax expense (benefit) includes current and deferred federal income tax expenses, as well as state and local income taxes.

Net income (loss). Net income (loss) consists of income (loss) from operations less other income (expense) and income tax expense (benefit).

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, without limitation:

•
The number of health and wellness centers we operate on cruise ships and in destination resorts. The number of cruise ships on which we operate during each period is primarily impacted by our renewal of existing cruise ship partner agreements, introductions of new ships to service under our existing agreements, agreements with new cruise line partners, ships temporarily out of service for maintenance and repair, ships temporarily out of service undergoing enhancements to their facilities and operations, including enhancements to our health and wellness centers, ships and itineraries impacted by temporary adverse weather conditions, and ships prevented from sailing due to outbreaks of illnesses, among other factors. The number of destination resorts in which we operate during each period is primarily attributable to renewal of existing agreements with destination resort partners, certain of our health and wellness centers undergoing renovations to enhance operations, and destination resorts temporarily prevented from operating due to adverse weather conditions and outbreaks of illnesses, among other factors.
•
The size and offerings of new health and wellness centers. We have focused on innovating and implementing higher value added and price point services such as medi-spa and advanced facial techniques, which require treatment rooms equipped with specific equipment and staff trained to perform these services. As our cruise line partners continue to invest in new ships and enhancing existing vessels with enhanced health and wellness centers that allow for more advanced treatment rooms and larger staff sizes, we are able to increase the availability of these services, driving an overall shift towards a more profitable service mix.
•
Expansion of value-added services and products and increased pricing across modalities in existing health and wellness centers. We continue to introduce and expand our higher value added and price point offerings in existing health and wellness centers, including introducing premium medi-spa, acupuncture, light therapies and advanced skin care services, among other services and products innovations, resulting in higher guest demand and spending. In addition, we have increased effecting pricing selectively across our services and products.
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

Results of Operations

Comparison of Results for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,

($ in thousands, except per share data)	2025	% of Total Revenue	2024	% of Total Revenue
REVENUES
Service revenues	$777,262	80.9%	$723,273	80.8%
Product revenues	183,739	19.1%	171,746	19.2%
Total revenues	961,001	100.0%	895,019	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	645,360	67.2%	599,756	67.0%
Cost of products	156,493	16.3%	145,799	16.3%
Administrative	18,063	1.9%	18,827	2.1%
Salary, benefits and payroll taxes	37,092	3.9%	35,630	4.0%
Amortization of intangible assets	16,508	1.7%	16,571	1.9%
Restructuring expenses	2,703	1.5%	—	0.0%
Long-lived assets impairment	3,145	0.3%	376	0.0%
Total cost of revenues and operating expenses	879,364	91.5%	816,959	91.3%
Income from operations	81,637	8.5%	78,060	8.7%
OTHER (EXPENSE) INCOME, NET
Interest expense	(5,665)	-0.6%	(10,048)	-1.1%
Interest income	488	0.1%	1,167	0.1%
Change in fair value of warrant liabilities	—	0.0%	7,677	0.9%
Other expense	(348)	-0.2%	—	0.0%
Total other expense, net	(5,525)	-0.6%	(1,204)	-0.1%
Income before income tax expense	76,112	7.9%	76,856	8.6%
INCOME TAX EXPENSE	4,494	0.5%	3,992	0.4%
NET INCOME	$71,618	7.5%	$72,864	8.1%
NET INCOME PER VOTING AND NON-VOTING SHARE DILUTED	$0.69	—	$0.69	—

Revenues. Total revenues increased 7% to $961.0 million compared to $895.0 million for the year ended December 31, 2024, principally driven by fleet expansion due to 2025 new ship builds, a 3% increase in average guest spend, and a 2% increase in revenue days contributing $27.9 million, $25.7 million, and $17.0 million, respectively, of the increase in Total revenues for the period, of which $10.7 million was attributable to increased guest pre-booked services. Growth in our Maritime Total revenues was offset by a $4.8 million decrease in our destination resorts Total revenues, partially due to the closure of hotels where we had previously operated.

The break-down of Revenue between Service and Product revenues was as follows:

•
Service revenues. Service revenues for the year ended December 31, 2025 were $777.3 million, an increase of $54.0 million, or 7%, compared to $723.3 million for the year ended December 31, 2024.
•
Product revenues. Product revenues for the year ended December 31, 2025 were $183.7 million, an increase of $12.0 million, or 7%, compared to $171.7 million for the year ended December 31, 2024.

Cost of services. Cost of services were $645.4 million compared to $599.8 million in the year ended December 31, 2024. The $45.6 million increase was primarily attributable to the $54.0 million increase in Service revenues compared to the year ended December 31, 2024.

Cost of products. Cost of products were $156.5 million compared to $145.8 million for the year ended December 31, 2024. The $10.7 million increase was primarily attributable to the $12.0 million increase in Product revenues and $0.3 million of nonrecurring inventory write-off charges in 2025 related to our exit from certain land-based health and wellness center operations in Asia compared to the year ended December 31, 2024.

Administrative. Administrative expenses for the year ended December 31, 2025 were $18.1 million, a decrease of $0.8 million, or 4%, compared to $18.8 million for the year ended December 31, 2024. The decrease was primarily attributable to higher professional fees incurred in the prior-year, including approximately $0.6 million related to incremental public company costs such as Sarbanes-Oxley compliance.

Salary, benefits and payroll taxes. Salary, benefits and payroll taxes for the year ended December 31, 2025 were $37.1 million, an increase of $1.5 million, or 4%, compared to $35.6 million for the year ended December 31, 2024. The increase was attributable primarily to expenses associated with the termination of employment of the Company’s former Chief Commercial Officer in the first quarter of 2025, including $1.1 million of severance expense and $1.4 million of expense related to vesting treatment with respect to restricted stock units and performance stock units. The increase was partially offset by a decrease of approximately $1.0 million in incentive-based compensation expense compared to the prior year.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2025 and 2024 were $16.5 million and $16.6 million, respectively.

Restructuring expenses. Restructuring expenses were $2.7 million in the year ended December 31, 2025, attributable to the reorganization of operations in the United Kingdom and Italy and the exiting of certain resort health and wellness center operations in Asia.

Long-lived assets impairment. Long-lived assets impairment charges for the year ended December 31, 2025 were $3.1 million compared to $0.4 million for the year ended December 31, 2024. During 2025, due to exiting certain of our resort operations in Asia, we recorded $2.8 million in impairment charges with respect to the value of associated long-lived assets, including $2.2 million attributable to intangible assets and $0.6 million to property and equipment, and right-of-use-assets. The 2024 impairment was related to the closure in 2024 of one of our destination resort health and wellness centers as a result of the hotel operator deciding to no longer offer spa operations.

Other expense, net. Other expense, net includes Interest expense, Changes in fair value of the warrant liabilities and Other expense. Interest expense, net for the year ended December 31, 2025, was $5.2 million, a decrease of $3.7 million, or 42%, compared to $8.9 million for the year ended December 31, 2024. The decrease in Interest expense, net was primarily from lower debt balances including a prepayment of $10.0 million of the Term Loan Facility. Since the year ended December 31, 2024, we have repaid a total of $15.0 million in debt instruments. The change in fair value of the outstanding warrants during the year ended December 31, 2025 was zero compared to a gain of $7.7 million during the year ended December 31, 2024. The Company had no outstanding warrants during the year ended December 31, 2025; accordingly, there was no impact on the consolidated statement of operations during this period.

Income tax expense. Income tax expense for the year ended December 31, 2025 was an expense of $4.5 million, an increase of $0.5 million, or 13%, compared to an expense of $4.0 million for the year ended December 31, 2024. The increase was primarily driven by an increase in foreign taxes driven by factors such as liquidation activities, accrued liabilities for unrepatriated earnings, regulatory changes, and withholding taxes on dividends. This increase was partially offset by a reduction in U.S. taxes of $1.0 million.

Net income. Net income was $71.6 million, or Net income per diluted share of $0.69, as compared to Net income of $72.9 million or Net income per diluted share of $0.69 for the year ended December 31, 2024. The decrease was primarily attributable to the recognition of restructuring expenses and long-lived asset value impairment charges totaling $5.8 million, offset by the nonrecurring $7.7 million gain recognized in fiscal 2024 related to changes in the fair value of warrant liabilities, an increase in Income from operations and a decrease in Interest expense, net. Income from operations increased by $9.0 million year over year, after excluding restructuring and impairments. Interest expense, net, decreased by $3.7 million, primarily due to lower average debt balances and lower effective interest rates.

Comparison of Results for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
($ in thousands, except per share data)	2024	% of Total Revenue	2023	% of Total Revenue
REVENUES
Service revenues	$723,273	80.8%	$648,091	81.6%
Product revenues	171,746	19.2%	145,954	18.4%
Total revenues	895,019	100.0%	794,045	100.0%
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	599,756	67.0%	541,356	68.2%
Cost of products	145,799	16.3%	125,649	15.8%
Administrative	18,827	2.1%	17,111	2.2%
Salary, benefits and payroll taxes	35,630	4.0%	36,805	4.6%
Amortization of intangible assets	16,571	1.9%	16,823	2.1%
Long-lived assets impairment	376	0.0%	2,129	0.3%
Total cost of revenues and operating expenses	816,959	91.3%	739,873	93.2%
Income from operations	78,060	8.7%	54,172	6.8%
OTHER (EXPENSE) INCOME, NET
Interest expense	(10,048)	-1.1%	(21,395)	-2.7%
Interest income	1,167	0.1%	280	0.0%
Change in fair value of warrant liabilities	7,677	0.9%	(37,557)	-4.7%
Total other expense, net	(1,204)	-0.1%	(58,672)	-7.4%
Income before income tax expense	76,856	8.6%	(4,500)	-0.6%
INCOME TAX EXPENSE (BENEFIT)	3,992	0.4%	(1,526)	-0.2%
NET INCOME (LOSS)	$72,864	8.1%	$(2,974)	-0.4%
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE DILUTED	$0.69	—	$(0.03)	—

Revenues. Total revenues increased 13% to $895.0 million compared to $794.0 million for the year ended December 31, 2024. The increase in each of Service revenues and Product revenues was driven by (i) a 4% increase in our Revenue Days of the existing fleet, which positively impacted revenue by $39.3 million, (ii) a 4% increase in our guest spend, which led to a $32.4 million increase in revenue, and (iii) fleet expansion, which contributed $31.8 million in revenue. Contributing to the increased volume and spend was $20.3 million in increased pre-booked revenue on health and wellness centers included in our ship count as of December 31, 2024.

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

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2025 and 2024 were $16.5 million and $16.6 million, respectively.

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

Liquidity and Capital Resources

Overview

We fund our operations principally with cash flow from operations. Our principal uses for our liquidity have been funding the operations of our health and wellness centers onboard 206 cruise ships and in 47 destination resorts, which involve investments in working capital and capital expenditures for technology, infrastructure, and our global operating platform. During the year ended December 31, 2025, liquidity was also utilized for debt service, including a $15.0 million payment on our Term Loan Facility; the payment of $17.5 million in dividends to shareholders; and $75.4 million for the repurchase of 3,878,873 common shares under our 2024 and 2025 Share Repurchase Programs, among other uses.

We have concluded that our existing cash and available credit facilities, combined with cash flow from operations, will be sufficient to satisfy our existing and planned capital requirements and to comply with all debt covenants as required by our debt agreements over the next twelve months and for the foreseeable future beyond that period. Additional information regarding our revolving loan facility, letter of credit capacity, and debt covenants is included in the notes to our consolidated financial statements.

Cash Flows

The following table shows summary cash flow information for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$71,618	$72,864	$(2,974)
Depreciation and amortization	25,332	24,276	22,040
Long-lived assets impairment	3,145	376	2,129
Loss on divestitures and liquidations, net	364	—	—
Stock-based compensation	10,086	9,071	10,138
Amortization of deferred financing costs	419	782	1,463
Income tax benefit from change in reserve of uncertain tax positions	—	—	(3,440)
Losses on early extinguishment of debt	—	735	—
Change in fair value of warrant liabilities	—	(7,677)	37,557
Provision for doubtful accounts	18	18	59
Loss from write-offs of property and equipment	—	119	14
Noncash lease expense	329	—	48
Deferred income taxes	907	1,137	(2,092)
Change in working capital	(28,699)	(22,903)	(1,566)
Net cash provided by operating activities	83,519	78,798	63,376
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,073)	(6,743)	(5,415)
Cash disposed of in connection with divestiture	(1,643)	—	—
Net cash used in investing activities	(16,716)	(6,743)	(5,415)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	51,698	2,426
Repurchase of common shares	(75,441)	(18,988)	(9,042)
Proceeds from term loan facility	—	100,000	—
Repayment on first and second lien term loan facilities	(15,000)	(159,639)	(56,042)
Payment of deleveraging fee on first lien term loan facilities	—	(5,420)	—
Dividends	(17,465)	(8,331)	—
Payment of deferred financing costs	(9)	(1,528)	—
Net cash used in financing activities	(107,915)	(42,208)	(62,658)
Effect of exchange rate changes on cash	(21)	(112)	337
Net increase(decrease) in cash and cash equivalents and restricted cash	(41,133)	29,735	(4,360)
Cash and cash equivalents and restricted cash, Beginning of period	58,637	28,902	33,262
Cash and cash equivalents and restricted cash, End of period	$17,504	$58,637	$28,902

Comparison of Results for the Years Ended December 31, 2025 and 2024

Operating activities. Our net cash provided by operating activities for the year ended December 31, 2025 and 2024 were $83.5 million and $78.8 million, respectively. This increase of $4.7 million was due to a change in working capital of ($5.7) million offset by an increase in Net income, net of non-cash items of $10.4 million. The increase in Net income, net of non-cash items was primarily attributable to: (i) increased revenues from a higher number of health and wellness center guests on our existing fleet, expansion of our fleet, and higher guest spend, and (ii) reduced interest expense, which was attributable to lower debt balances. For further discussion, see “Results of Operations”, above. The ($5.7) million change in working capital was attributable to cash outflows of $28.6 million and $22.9 million for the year ended December 31, 2025 and 2024, respectively.

For the year ended December 31, 2025, cash outflows from working capital totaled $28.6 million, driven by a $12.8 million increase in inventories to secure favorable pricing and support procurement for new wellness centers, a $10.1 million decrease in accrued expenses due to payment timing, a $3.7 million increase in capitalized contract costs, a $2.7 million cash outflow for prepaid expenses, and a $2.6 million increase in accounts receivable linked to revenue growth. These outflows were partially offset by a $2.8 million increase in accounts payable due to vendor payment timing.

For the year ended December 31, 2024, cash outflows from working capital of $22.9 million were primarily driven by a $22.1 million increase in other non-current assets, reflecting capitalized contract costs incurred to enter into or renew long-term contracts, which was partially offset by a $7.3 million increase in other long-term liabilities related to accrued fees to cruise line partners. Additional drivers included a $5.5 million increase in accounts receivable, net, primarily reflecting revenue growth, and a $2.0 million decrease in accounts payable related to the timing of vendor payments.

Investing activities. Our Net cash used in investing activities for the year ended December 31, 2025 and 2024 were $(16.7) million and $(6.7) million, respectively. During the year ended December 31, 2025, our investing activities primarily consisted of investments in leasehold improvements for certain health and wellness centers operated in destination resorts, technology hardware and software, including artificial intelligence applications, and medi-spa equipment to support strategic expansion and enhance operational capabilities. Additionally, we reflected a $1.6 million decrease in cash related to the divestiture of certain non-material subsidiaries.

Financing activities. Our Net cash provided by financing activities for the year ended December 31, 2025 and 2024 were $(107.9) million and $(42.2) million, respectively. For the year ended December 31, 2025, the Company utilized $75.4 million to repurchase 3,878,873 shares of its common stock, repaid $15.0 million on the Term Loan Facility and paid Dividends of $17.5 million. For the year ended December 31, 2024, the Company received proceeds from the exercise of public and private warrants of $51.7 million, received proceeds from the Term Loan Facility of $100.0 million, repaid $159.6 million on the First Lien Term Loan Facility, paid a $5.4 million deleveraging fee on the First Lien Term Loan Facility, paid Dividends of $8.3 million, utilized $19.0 million to repurchase 1,351,688 of our common shares, and paid $1.5 million in deferred financing costs.

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

Financing activities. Our Net cash provided by financing activities for the year ended December 31, 2024 and 2023 were $(42.2) million and $(62.7) million, respectively. For the year ended December 31, 2024, the Company received proceeds from the exercise of public and private warrants of $51.7 million, received proceeds from the Term Loan Facility of $100.0 million, repaid $159.6 million on the First Lien Term Loan Facility, paid a $5.4 million deleveraging fee on the First Lien Term Loan Facility, paid Dividends of $8.3 million, utilized $19.0 million to repurchase 1,351,688 of shares of its common stock, and paid $1.5 million in deferred financing costs. For the year ended December 31, 2023, the Company repaid $41.0 million on the First Lien Term Loan Facility, repaid the final $15.0 million on the Second Lien Term Loan Facility, thus fully extinguishing this facility, utilized $9.0 million in cash to repurchase 789,046 of our common shares, and received proceeds from the exercise of warrants of $2.4 million.

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

Inventories. Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in aesthetics and health and wellness services or held for resale for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated net realizable value. The Company’s evaluation of net realizable value requires judgment and is based on specific assumptions. The establishment of inventory reserves principally involves the estimate of the amount of inventories that will be used in health and wellness services we provide in our health and wellness centers and that will be sold to our health and wellness center guests, which is uncertain and dependent on our cruise line and destination resort partners and their customers who use our services. No inventory reserve was recorded during the years ended December 31, 2025, 2024 and 2023.

Indefinite-Lived Intangible Assets. Trade name represents our identifiable intangible asset not subject to amortization and is assessed for impairment annually each October or, more frequently, when events or circumstances dictate an interim test is necessary. The impairment assessment for trade name allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative trade name impairment test. We would perform the quantitative test if our qualitative assessment determined it was more-likely-than-not that the fair value of the trade name is less than its carrying amount. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, and historical company performance in assessing fair value. Our trade name would be considered impaired if its carrying value exceeds its estimated fair value. As of October 1, 2025, 2024 and 2023, we performed our annual trade name indefinite-lived intangible asset impairment quantitative test and determined there was no incremental impairment. However, subsequent to the 2025 annual test, in connection with the implementation of our strategic plan to exit the Company’s land-based destination resort operations in Asia, we updated the quantitative impairment test. As a result of this updated assessment, we determined that the carrying value exceeded its fair value and recognized an incremental impairment charge of $0.1 million during the year ended December 31, 2025. The trade name was valued through application of the relief from royalty method. Under this method, a royalty rate is applied to the revenues associated with the trade name to capture value associated with use of the name as if licensed. The resulting royalty savings are then discounted to present fair value at rates reflective of the risk and return expectations of the interests to derive its fair value as of the impairment testing date.

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

Inflation and Economic Conditions

We do not believe that inflation has had a material adverse effect on our business, results of operations or financial condition. However, consumer demand cruises and destination resorts and for our health and wellness services and products is influenced by prevailing economic conditions, including inflation, interest rates, and unemployment, among other economic factors. Accordingly, periods of adverse economic conditions could have a material adverse effect on the cruise industry and hospitality industry upon which we are dependent and could have a material adverse effect on our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Concentration of credit risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. As of December 31, 2025 and 2024, respectively, none of the destination resort spas we served represented greater than 10% of our accounts receivable. As of December 31, 2025 and 2024, respectively, four and three, respectively, of the cruise lines we served represented greater than 10% of our accounts receivable. We do not normally require collateral or other security to support normal credit sales. We control credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for credit losses. The Company records an allowance for credit losses with respect to accounts receivable using historical collection experience and current and forecasted business conditions. Generally, an account receivable balance is written off once it is determined to be uncollectible. Our expected credit losses are based on historical collection experience, current and forecasted business conditions and other facts and circumstances. The allowance for credit losses was $0.2 million as of each of December 31, 2025 and 2024. For each of the years ended December 31, 2025 and 2024, the allowance for credit losses expense was $0.02 million. For the year ended December 31, 2023, the allowance for credit losses expense was $0.06 million. Allowance for credit losses expense is included within administrative operating expenses in the accompanying Consolidated Statements of Operations.

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

While our revenues and expenses are primarily represented by U.S. Dollars, they also are represented by various other currencies, primarily the U.K. Pound Sterling and the Euro. Accordingly, we face the risk of fluctuations in non-U.S. currencies compared to U.S. Dollars. We manage this currency risk by monitoring fluctuations in foreign currencies and, when exchange rates are appropriate, purchasing amounts of those foreign currencies. We have mitigated our exposure to fluctuations in the British Pound Sterling and the Euro primarily through the restructuring of our operations in the United Kingdom and Italy. Accordingly, a hypothetical 10% change in the aggregate exchange rate exposure of the British Pound Sterling and the Euro relative to the U.S. Dollar would not be expected to have a material effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of Ernst & Young LLP dated February 23, 2026, are filed as part of this report, beginning on page F-l.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision, and with the participation, of, our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 and provided reasonable assurance that information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding such required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plan Election

During the quarter ended December 31, 2025, none of the Company's officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 is contained under the caption “Corporate Governance” in our Proxy Statement for our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of the year ended December 31, 2025 (the "2026 Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is contained under the captions “Compensation of Directors and Executive Officers” and “Corporate Governance” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this Item 12 is contained under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is contained under the caption “Corporate Governance” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is contained under the caption “Proposals to be Voted On —Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement and is incorporated herein by reference.

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

Audited Consolidated Financial Statements for OneSpaWorld Limited and Subsidiaries

Report of Independent Registered Public Accounting Firm - Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2025 and 2024.

Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.

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

3.3	Certificate of Amendment to the Second Amended and Restated Articles of Association of OneSpaWorldHoldings Limited (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 28, 2025).

4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1

Credit Agreement, dated as of September 20, 2024, among Dory Acquisition Sub, Inc., OneSpaWorld (Bahamas) Limited, OneSpaWorld Holdings Limited, the subsidiary guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 25, 2024).

10.2

Registration Rights Agreement, dated as of March 19, 2019, by and among OneSpaWorld Holdings Limited, Steiner Leisure Limited, Haymaker Sponsor, LLC and, solely for the purpose of certain provisions thereof, Haymaker Acquisition Corp. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 25, 2019).

10.3

Second Amended and Restated Registration Rights Agreement, dated as of June 12, 2020, by and among OneSpaWorld Holdings Limited, Steiner Leisure Limited, and the investors named on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 15, 2020).

10.4	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-4 filed on January 22, 2019).

10.5†	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 25, 2019).

10.6†

Employment and Severance Agreement, dated as of November 1, 2018, by and between OneSpaWorld Holdings Limited and Leonard Fluxman (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 filed on November 13, 2018).

10.7†

Employment and Severance Agreement, dated as of November 1, 2018, by and between OneSpaWorld Holdings Limited and Stephen B. Lazarus (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 filed on November 13, 2018).

10.8†*	Form of OneSpaWorld Holdings Limited December 2025 Restricted Stock Unit Award Agreement.

10.9†*	Form of OneSpaWorld Holdings Limited December 2025 Performance Stock Unit Award Agreement.

19.1*^	OneSpaWorld Holdings Limited Insider Trading Policy.

21.1*	Subsidiaries of OneSpaWorld Holdings Limited.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	OneSpaWorld Holdings Limited Clawback Policy.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.

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

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Stephen B. Lazarus
Name: Stephen B. Lazarus
Title: President, Chief Financial Officer and Chief Operating Officer
Date:	February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Leonard Fluxman Leonard Fluxman	Executive Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2026

/s/ Stephen B. Lazarus Stephen B. Lazarus	President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	February 23, 2026

/s/ Stephen W. Powell Stephen W. Powell	Lead Director	February 23, 2026

/s/ Maryam Banikarim Maryam Banikarim	Director	February 23, 2026

/s/ Glenn J. Fusfield Glenn J. Fusfield	Director	February 23, 2026

/s/ Adam Hasiba Adam Hasiba	Director	February 23, 2026

/s/ Andrew R. Heyer Andrew R. Heyer	Director	February 23, 2026

/s/ Marc Magliacano Marc Magliacano	Director	February 23, 2026

/s/ Walter F. McLallen Walter F. McLallen	Director	February 23, 2026

/s/ Lisa Myers Lisa Myers	Director	February 23, 2026

/s/ Jeffrey E. Stiefler Jeffrey E. Stiefler	Director	February 23, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OneSpaWorld Holdings Limited

Opinion on Internal Control Over Financial Reporting

We have audited OneSpaWorld Holdings Limited and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OneSpaWorld Holdings Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Miami, Florida
February 23, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OneSpaWorld Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneSpaWorld Holdings Limited and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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

Description of the Matter

Indefinite-Lived Intangible Assets – Trade Name

At December 31, 2025 the Company’s trade name had a net carrying value of $5.4 million. This intangible asset is not subject to amortization and would be considered impaired if the trade name carrying value exceeds its estimated fair value. The trade name is valued through the application of the relief from royalty method. As discussed in Note 2 to the consolidated financial statements, the trade name is tested for impairment annually or more frequently when events or circumstances dictate an interim test is necessary. Impairment charges recorded for the trade name for the year ended December 31, 2025 were $0.1M.

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
February 23, 2026

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	As of December 31,
ASSETS	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	$16,306	$57,439
Restricted cash	1,198	1,198
Accounts receivable, net	47,929	46,264
Inventories, net	58,837	46,748
Prepaid expenses	6,176	3,849
Other current assets	7,227	6,007
Total current assets	137,673	161,505
Property and equipment, net	27,309	17,678
Operating lease right-of-use assets, net	9,656	13,898
Intangible assets, net	511,007	530,032
OTHER ASSETS:
Deferred tax assets	325	1,233
Other non-current assets	21,125	22,077
Total other assets	21,450	23,310
Total assets	$707,095	$746,423
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$31,792	$29,748
Accrued expenses	37,410	41,218
Current portion of operating leases	1,979	2,555
Current portion of long-term debt	—	5,000
Other current liabilities	771	884
Total current liabilities	71,952	79,405
Other long-term liabilities	186	7,333
Long-term operating leases	8,413	11,631
Long-term debt, net	83,967	93,557
Total liabilities	164,518	191,926
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 101,390,002 shares issued and outstanding at December 31, 2025 and 104,551,189 shares issued and outstanding at December 31, 2024	10	10
Additional paid-in capital	795,852	833,979
Accumulated deficit	(252,964)	(279,889)
Accumulated other comprehensive (loss) income	(321)	397
Total shareholders' equity	542,577	554,497
Total liabilities and shareholders' equity	$707,095	$746,423

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Service revenues	$777,262	$723,273	$648,091
Product revenues	183,739	171,746	145,954
Total revenues	961,001	895,019	794,045
COST OF REVENUES AND OPERATING EXPENSES
Cost of services	645,360	599,756	541,356
Cost of products	156,493	145,799	125,649
Administrative	18,063	18,827	17,111
Salary, benefits and payroll taxes	37,092	35,630	36,805
Amortization of intangible assets	16,508	16,571	16,823
Restructuring expenses	2,703	—	—
Long-lived assets impairment	3,145	376	2,129
Total cost of revenues and operating expenses	879,364	816,959	739,873
Income from operations	81,637	78,060	54,172
OTHER (EXPENSE) INCOME, NET
Interest expense	(5,665)	(10,048)	(21,395)
Interest income	488	1,167	280
Change in fair value of warrant liabilities	—	7,677	(37,557)
Other expense	(348)	—	—
Total other expense, net	(5,525)	(1,204)	(58,672)
Income (loss) before income tax expense (benefit)	76,112	76,856	(4,500)
INCOME TAX EXPENSE (BENEFIT)	4,494	3,992	(1,526)
NET INCOME (LOSS)	$71,618	$72,864	$(2,974)
NET INCOME (LOSS) PER VOTING AND NON-VOTING SHARE
Basic	$0.69	$0.70	$(0.03)
Diluted	$0.69	$0.69	$(0.03)
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	103,191	104,024	97,826
Diluted	103,666	104,940	97,826

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$71,618	$72,864	$(2,974)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	97	(51)	312
Cumulative foreign currency translation realized and reclassified into earnings	627	—	—
Cash flows hedges:
Net unrealized (loss) gain on derivative	(624)	2,065	834
Amount realized and reclassified into earnings	(818)	(3,072)	(3,488)
Total other comprehensive loss, net of tax	(718)	(1,058)	(2,342)
Total Comprehensive income (loss)	$70,900	$71,806	$(5,316)

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Issued Common Voting Shares	Issued Common Non- Voting Shares	Voting and Non-Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2022	79,544	13,422	$9	$700,612	$3,797	$(338,609)	$365,809
Net loss	—	—	—	—		(2,974)	(2,974)
Stock-based compensation	—	—	—	10,138	—	—	10,138
Repurchase and retirement of common shares	(789)	—	—	(6,167)	—	(2,875)	(9,042)
Foreign currency translation adjustment	—	—	—	—	312	—	312
Unrecognized loss on derivatives	—	—	—	—	(2,654)	—	(2,654)
Exchange of warrants into common shares	3,854	—	1	45,260	—	—	45,261
Exercise of warrants	212	—	—	2,849	—	—	2,849
Cashless exercise of warrants	84	2,123	—	24,370	—	—	24,370
Common shares issued under equity incentive plan	1,285	—	—	—	—	—	—
Conversion of non-voting common shares into voting shares	15,545	(15,545)	—	—	—	—	—
BALANCE, December 31, 2023	99,735	—	$10	$777,062	$1,455	$(344,458)	$434,069
Net income	—	—	—	—	—	72,864	72,864
Stock-based compensation	—	—	—	9,071	—	—	9,071
Foreign currency translation adjustment	—	—	—	—	(51)	—	(51)
Repurchase and retirement of common shares (1)	(1,351)	—	—	(10,693)	—	(8,295)	(18,988)
Unrecognized loss on derivatives	—	—	—	—	(1,007)	—	(1,007)
Accrued dividends cancelled on common stock (1)	—	—	—	2,449	—	—	2,449
Exercise of Sponsor and Public Warrants (2)	4,503	—	—	57,628	—	—	57,628
Cashless exercise of 2020 PIPE Warrants (3)	497	—	—	6,793	—	—	6,793
Dividends	—	—	—	(8,331)	—	—	(8,331)
Common shares issued under equity incentive plan	1,167	—	—	—	—	—	—
BALANCE, December 31, 2024	104,551	—	$10	$833,979	$397	$(279,889)	$554,497
Net income	—	—	—	—	—	71,618	71,618
Stock-based compensation	—	—	—	10,086	—	—	10,086
Foreign currency translation adjustment	—	—	—	—	724	—	724
Repurchase and retirement of common shares (1)	(3,879)	—	—	(30,748)	—	(44,693)	(75,441)
Unrecognized loss on derivatives	—	—	—	—	(1,442)	—	(1,442)
Dividends (1)	—	—	—	(17,465)	—	—	(17,465)
Common shares issued under equity incentive plan	718	—	—	—	—	—	—
BALANCE, December 31, 2025	101,390	—	$10	$795,852	$(321)	$(252,964)	$542,577

(1) See Note 9 – "Equity" for further details.

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$71,618	$72,864	$(2,974)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,332	24,276	22,040
Long-lived assets impairment	3,145	376	2,129
Loss on divestitures and liquidations, net	364	—	—
Stock-based compensation	10,086	9,071	10,138
Amortization of deferred financing costs	419	782	1,463
Income tax benefit from change in reserve of uncertain tax positions	—	—	(3,440)
Losses on early extinguishment of debt	—	735	—
Change in fair value of warrant liabilities	—	(7,677)	37,557
Provision for doubtful accounts	18	18	59
Loss from write-offs of property and equipment	—	119	14
Noncash lease expense	329	—	48
Deferred income taxes	907	1,137	(2,092)
Changes in:
Accounts receivable. net	(2,575)	(5,498)	(7,285)
Inventories, net	(12,787)	756	(7,669)
Prepaid expenses	(2,663)	(677)	3,440
Other current assets	386	(1,396)	(2,953)
Other non-current assets	(3,700)	(22,096)	(434)
Accounts payable	2,798	(1,957)	7,581
Accrued expenses	(10,114)	647	5,992
Other current liabilities	(125)	(15)	(238)
Other long-term liabilities	81	7,333	—
Net cash provided by operating activities	83,519	78,798	63,376
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,073)	(6,743)	(5,415)
Cash disposed of in connection with divestiture	(1,643)	—	—
Net cash used in investing activities	(16,716)	(6,743)	(5,415)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	51,698	2,426
Repurchase of common shares	(75,441)	(18,988)	(9,042)
Proceeds from term loan facility	—	100,000	—
Repayment on first and second lien term loan facilities	(15,000)	(159,639)	(56,042)
Payment of deleveraging fee on first lien term loan facilities	—	(5,420)	—
Dividends	(17,465)	(8,331)	—
Payment of deferred financing costs	(9)	(1,528)	—
Net cash used in financing activities	(107,915)	(42,208)	(62,658)
Effect of exchange rate changes on cash	(21)	(112)	337
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,133)	29,735	(4,360)
Cash, cash equivalents and restricted cash, Beginning of period	58,637	28,902	33,262
Cash, cash equivalents and restricted cash, End of period	$17,504	$58,637	$28,902

CONSOLIDATED A STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31,
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	2025	2024	2023
Cash paid during the period for:
Income taxes	$2,863	$3,260	$4,716
Interest	$6,099	$11,366	$21,343
Non-cash financing transactions:
Exchange of warrants into common shares	$—	$—	$45,261
Cashless exercise of warrants	$—	$6,793	$24,370
Accrued dividends cancelled on common stock	$—	$2,449	$—
Non-cash investing transactions:
Receivable recorded in connection with divestitures of subsidiaries	$2,281	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

1. Description of Business

OneSpaWorld Holdings Limited (“OneSpaWorld”, the “Company”, “we”, “us”, “our”) is an international business company incorporated under the laws of the Commonwealth of The Bahamas. OneSpaWorld is a global provider and innovator in the fields of health, wellness, aesthetics and fitness. In facilities on cruise ships and in land-based destination resorts, the Company strives to create a relaxing and therapeutic environment where guests can receive health, wellness, aesthetics and fitness services and experiences of the highest quality. The Company’s services include traditional and alternative massage, body and skin treatments, fitness, acupuncture, and medi-spa treatments, among others. The Company also sells premium quality health, wellness, aesthetics and fitness products at its facilities and through its timetospa.com website. The predominant business, based on revenues, is sales of services and products on cruise ships and in land-based destination resorts, followed by sales of products through the timetospa.com website.

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

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. See Note 13-"Commitment and Contingencies" for further information. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheet as of December 31, 2025 and 2024, to the total amount presented in our consolidated statements of cash flows for years ended December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$16,306	$57,439
Restricted cash	1,198	1,198
Total cash and restricted cash in the consolidated statement of cash flows	$17,504	$58,637

Inventories

Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in aesthetics and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No material inventory reserve was necessary during the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, the Company recorded $0.3 million in inventory write-offs within cost of products associated with the exit of our land-based destination resort operations in Asia (See note 7- "Restructuring and asset impairment").

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
•
potential events and changes in circumstances affecting key estimates and assumptions; and
•
the existing service potential of the asset (asset group) at the date tested.

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

Indefinite-Lived Intangible Assets

Trade name represents our identifiable intangible asset not subject to amortization and is assessed for impairment annually each October or more frequently, when events or circumstances dictate an interim test is necessary. The impairment assessment for trade name allows us to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative trade name impairment test. We perform the quantitative test if our qualitative assessment determines it is more-likely-than-not that the fair value of the trade name is less than its carrying amount. This quantitative test generally utilizes the relief from royalty method, a form of the income approach. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, and historical company performance in assessing fair value. Our trade name would be considered impaired if its carrying value exceeds its estimated fair value.

Definite-Lived Intangible Assets

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Definite-Lived Intangible Assets include our contracts with cruise lines and leases with hotels and resorts. Contracts with cruise lines are generally renewed every five years. The Company has the intent and ability to renew such contracts over the estimated useful lives of the assets. Costs incurred to renew contracts are capitalized and amortized to cost of revenues and operating expenses over the term of the contract.

Lease agreements with destination resorts in which the Company operates are generally renewed every ten years. The Company has the intent and ability to renew such contracts, except for the three destination resort health and wellness centers for which we recognized an impairment loss. See Note 15 – “Fair Value Measurements and Derivatives ” for further details.

Other Assets-Deferred Costs

Costs incurred to enter into new or to renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $20.8 million and $21.0 million as of December 31, 2025 and 2024, respectively, and is presented within other non-current assets in the accompanying consolidated balance sheets. Amortization of the deferred contract cost was $3.9 million, $3.7 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of deferred costs are included in cost of services in the accompanying consolidated statements of operations.

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

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in administrative expenses. Shipping and handling costs included in general and administrative expenses were $0.1 million for each of the years ended December 31, 2025, 2024, and 2023.

Advertising

Substantially all of the Company’s advertising costs are charged to expense as incurred, except costs that result in tangible assets, such as brochures, which are recorded as prepaid expenses and charged to expense as consumed. Advertising expenses included in cost of revenues in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 were $3.7 million, $3.3 million and $3.8 million, respectively.

Stock-Based Compensation

The Company recognizes expense for our stock-based compensation awards using a fair-value-based method. Stock-based compensation expense is recognized over the requisite service period for awards that are based on a service period and not contingent upon any future performance. Stock-based compensation expense is included within salary, benefits and payroll taxes expense in the consolidated statements of operations. We elected to treat stock-based awards with only service conditions and graded vesting features as a single award and recognize stock-based compensation expense on a straight-line basis. Stock-based awards with performance and graded vesting features are expensed using the accelerated attribution method. We recognize forfeitures as they occur rather than estimating them over the life of the award. See Note 10 – “Stock Based Compensation” for further details.

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

Warrant Liabilities

We account for common stock warrants in accordance with applicable guidance provided in ASC Topic 815 as either liability or equity instruments depending on the specific terms of the warrant agreement. We evaluated the warrants under this guidance and concluded that they do not meet the criteria to be classified in shareholders’ equity during the periods in which they were outstanding. Accordingly, the warrants were classified as warrant liabilities and measured at fair value, with changes in fair value recognized as gains or losses in the Company’s consolidated statements of operations and comprehensive (loss) income. There were no outstanding warrants as of December 31, 2025 and 2024.

Income Taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax purposes and accounting purposes, respectively. These differences result in deferred income tax assets and liabilities which are included in the accompanying consolidated balance sheet as of December 31, 2025 and 2024. Deferred taxes are recorded using the currently enacted tax rates that applied in the periods that the differences are expected to reverse. The Company must then assess the likelihood that its deferred income tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, the Company must establish a valuation allowance. With respect to acquired deferred tax assets, changes within the measurement period, under ASC Topic 805, Business Combinations, that result from new information about facts and circumstances that existed at the acquisition date shall be recognized through a corresponding adjustment to goodwill. Subsequent to the measurement period, all other changes shall be reported as a reduction or increase to income tax expense in the Company’s consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023.

The Company believes a large percentage of its shipboard services income is foreign-source income, not effectively connected to a business it conducts in the U.S. and, therefore, not subject to U.S. income taxation.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for the change in fair value of warrant liabilities, if the impact is dilutive, by the weighted average number of diluted shares of common stock outstanding, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares, and contingently issuable shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, if their effect is anti-dilutive.

The following table provides details underlying OneSpaWorld’s income (loss) per basic and diluted share calculation (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$71,618	$72,864	$(2,974)
Denominator:
Weighted average shares outstanding – Basic	103,191	104,024	97,826
Dilutive effect of warrants	-	219	-
Dilutive effect of stock-based awards	475	697	-
Weighted average shares outstanding – Diluted	103,666	104,940	97,826
Net income (loss) per voting and non-voting share (a)
Basic	$0.69	$0.70	$(0.03)
Diluted	$0.69	$0.69	$(0.03)

(a) During the year ended December 31, 2023, potential common shares under the treasury stock method were antidilutive because the Company reported a net loss in this period and the effect of the change in the fair value of warrants was antidilutive. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to stock options, warrants, deferred shares and restricted stock.

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share (in thousands):

	Year Ended December 31,
	2025	2024	2023
Common share warrants (a)	-	-	5,494
Restricted share units	-	-	827
Performance stock units	270	208	603
	270	208	6,924

(b)
Includes all Public, Sponsor and 2020 PIPE Warrants.

Foreign Currency Transactions

For currency exchange rate purposes, assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Equity and other items are translated at historical rates, and income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income caption of the Company’s balance sheets. Foreign currency gains and losses resulting from transactions, including intercompany transactions, are included in results of operations. The transaction gains (losses) included in the administrative expenses caption of the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 were $0.1 million, $(0.2) million and $(0.04) million, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Our accounts receivable consist of amounts due from cruise lines and destination resorts with whom we have long-term agreements. As of December 31, 2025, and 2024, the Company had four and three cruise companies, respectively, that represented greater than 10% of accounts receivable. The Company does not normally require collateral or other security to support normal credit sales. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

Accounts receivable are stated at amounts due from customers, net of an allowance for credit losses. The Company records an allowance for credit losses with respect to accounts receivable using historical collection experience, current and forecasted business conditions and generally, an account receivable balance is written off once it is determined to be uncollectible. Our expected credit losses are based on historical collection experience, current and forecasted business conditions and other facts and circumstances. The allowance for credit losses was $0.2 million as of each of December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024 and 2023, allowance for credit losses expense amounted to $0.02 million, $0.02 million and $0.06 million, respectively. Allowance for credit losses expense is included within administrative operating expenses in the accompanying consolidated statements of operations.

The activity in the Company’s allowance for credit losses is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$(186)	$(168)	$(116)
Provision for credit losses	(18)	(18)	(59)
Write-offs	-	-	7
Ending balance	$(204)	$(186)	$(168)

Adoption of Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted. We adopted the new guidance for the fiscal year beginning January 1, 2025 on a prospective basis. See Note 12-"Income Taxes" for further details.

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

In September 2025, the FASB issued ASU No. 2025-06, ("ASU 2025-06"). Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal - Use Software. This new guidance is intended to eliminate the use of project stages and introduces a principles-based framework for recognizing and capitalizing internal-use software costs. The ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the expected impact of the future adoption of this guidance.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands, except useful life):

		As of December 31,
	Useful Life in years	2025	2024
Furniture and fixtures	5 – 7	$11,773	$7,012
Computers and equipment	3 – 8	23,895	21,033
Leasehold improvements	Shorter of remaining lease term or useful life (3-13)	18,323	17,296
		53,991	45,341
Less: Accumulated depreciation and amortization		(26,682)	(27,663)
		$27,309	$17,678

Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was $4.9 million, $4.0 million and $4.3 million, respectively. During the years ended December 31, 2025, 2024 and 2023, we recognized impairment losses of $0.6 million, $0.01 million and $0.5 million, respectively, related to property and equipment, net. See Note 15-"Fair Value Measurements and Derivatives" for further information.

4. Intangible Assets

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of December 31, 2025 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Original Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(105,195)	$499,505	39
Destination resort agreements	17,900	(11,798)	6,102	15
Trade name	6,200	(800)	5,400	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(118,793)	$511,007

The following is a summary of the Company’s intangible assets as of December 31, 2024 (in thousands, except amortization period):

	Cost	Accumulated Amortization	Net Balance	Original Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(89,691)	$515,009	39
Destination resort agreements	17,900	(8,377)	9,523	15
Trade name	6,200	(700)	5,500	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(99,768)	$530,032

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $16.5 million, $16.6 million and $16.8 million, respectively.

Amortization expense is estimated to be $16.5 million in each of the next five years beginning in 2026.

During the years ended December 31, 2025, 2024 and 2023, we recognized impairment losses of $2.4 million, $0.4 million and $1.3 million, respectively, related to destination resorts agreements in our consolidated statement of operations. During the year ended December 31, 2025, we recognized $0.1 million of impairment losses in our consolidated statement of operations related to trade name. During the year ended December 31, 2023, we recognized $0.4 million of impairment losses in our consolidated statement of operations related to licensing agreement. See Note 15-"Fair Value Measurements and Derivatives" for further information.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2025	2024
Operative commissions	$6,411	$8,309
Minimum and other cruise line commissions	15,106	13,062
Professional fees	2,046	3,089
Payroll and bonuses	8,366	10,777
Interest	128	197
Other	5,353	5,784
	$37,410	$41,218

6. Leases

Nature of Leases

We have operating leases related to our destination resort agreements, office space and certain equipment. There are certain immaterial finance equipment leases recorded in the consolidated balance sheets. Certain of our leases include both lease and non-lease components. We have adopted the practical expedient which allows us to combine lease and non-lease components by class of asset. We have entered into a sublease agreement for certain leased office space; however, the sublease income from this agreement is immaterial.

Significant Assumptions and Judgments in Applying Leases (Topic 842)

The Company has entered into agreements of varying terms with the cruise lines under which services and products are paid for by cruise passengers. These agreements provide for the Company to pay the cruise line commissions for use of their shipboard facilities, as well as fees for staff shipboard meals and accommodations. These commissions are generally based on a percentage of revenue for most of the agreements and a minimum annual amount, or a combination of both for certain agreements. We believe that these agreements did not contain a lease since we concluded that we do not have the right to direct how and for what purpose the spa and fitness facilities or related equipment is used.

Most of our destination resort health and wellness centers generally require rent based on a percentage of revenues, with some locations having escalating percentages at different revenue amounts. In addition, as part of the rental arrangements for some of our destination resort health and wellness centers, the Company is required to pay a minimum annual rental regardless of whether such amount would be required to be paid under the percentage rent arrangement. Fixed or minimum payments and variable lease payments that depend on a rate or index are included in the calculation of the right-of-use asset. Other variable payments are excluded from the calculation and are recognized in the period in which the obligations for those payments is incurred.

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

We have adopted the practical expedient to exclude leases with terms of less than one year from being included on the balance sheet. Lease expense for agreements that are short-term were immaterial for the year ended December 31, 2025, 2024 and 2023, respectively. See Note 2- "Summary of Significant Accounting Policies", for further information on the adoption of ASC 842.

Supplemental Financial Statements Information

The components of lease expense were as follows (in thousands):

Year Ended December 31,

	2025	2024	2023

Minimum rentals	$3,630	$3,491	$3,521
Contingent rentals	4,269	6,021	6,603
	$7,899	$9,512	$10,124

Lease balances were as follows (in thousands):

	As of December 31, 2025	As of December 31, 2024
Operating Leases
Operating lease right-of-use assets, net	$9,656	$13,898
Current portion of operating leases	1,979	2,555
Long-term operating leases	8,413	11,631

As of December 31, 2025, the Company’s operating leases have a weighted-average remaining lease term of 7.0 years and a weighted-average discount rate of 4.20%. Future minimum lease payments under all non-cancelable lease agreements as of December 31, 2025 are as follows (in thousands):

Year	Amount
2026	$2,475
2027	1,825
2028	1,863
2029	1,902
2030	1,525
Thereafter	2,809
Total future minimum lease payments	12,399
Less imputed interest	(2,007)
Total	$10,392

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,048	$3,170
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	-	4,275

7. Restructuring and Asset Impairment

During the fourth quarter of 2025, we finalized a realignment of certain support operations in the United Kingdom and Italy, which included the divestiture of two non-material subsidiaries to a former officer of one of the subsidiaries. Total consideration for the sale consisted of a receivable of $2.3 million, which is recorded within Other current assets on the Consolidated Balance Sheet as of December 31, 2025. The Company expects to collect the full $2.3 million carrying amount of the receivable during the first quarter of 2026. The Company recognized a gain on the transaction within Other expense in the Consolidated Statement of Operations of $0.4 million. As a result of this realignment, we incurred restructuring expenses of approximately $1.2 million, which are included in

"Restructuring expenses" in the Consolidated Statements of Operations and primarily consist of legal advisory and tax consulting services. Additionally, in the fourth quarter of 2025, management approved and initiated a strategic plan to exit the Company’s land-based destination resort operations in Asia. This decision aligns with our strategy to reallocate resources to higher-growth, higher-margin markets. Execution of the plan began in 2025 and is expected to continue into 2026, resulting in additional restructuring expenses of $1.5 million, which are included in "Restructuring expenses" in the Consolidated Statements of Operations. These expenses primarily consist of one-time employee termination benefits, with the remainder related to contract termination and other exit costs, including lease penalties, professional legal fees, and the write-off of deferred charges. As part of the ongoing execution of this plan, we recorded impairment charges of $2.8 million within Long-lived assets impairment in the consolidated statements of operations. These charges consisted of a $2.2 million impairment of intangible assets and a $0.6 million impairment of property and equipment and right-of-use-assets. The remaining portion of the total charge is further described in Note 15 - "Fair Value Measurements".

8. Long-term Debt

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate at December 31,		Maturities Through	As of December 31,
	2025	2024		2025	2024
Term loan facility	5.9%	6.3%	2029	$85,000	$100,000
Less: unamortized debt issuance cost				(1,033)	(1,443)
Total debt, net of unamortized debt issuance cost				83,967	98,557
Less: current portion of long-term debt				-	(5,000)
Long-term debt, net				$83,967	$93,557

On September 20, 2024 (the “Closing Date”), the Company and its subsidiaries, Dory Acquisition Sub, Inc. (“Dory Acquisition”) and OneSpaWorld (Maritime) Limited, formerly known as OneSpaWorld (Bahamas) Limited (“OneSpaWorld (Maritime)” and together with Dory Acquisition, the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders party thereto, providing for senior secured credit facilities consisting of (x) a term loan facility of $100 million (of which $70 million was borrowed by Dory Acquisition and $30 million was borrowed by OneSpaWorld (Maritime) (the “Term Loan Facility”), which was fully drawn on the Closing Date, and (y) a revolving loan facility of up to $50 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which Revolving Facility remained undrawn as of December 31, 2025. The Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the Revolving Facility. The Credit Facilities mature on September 20, 2029.

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

The Term Loan Facility requires the Borrowers to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Credit Facilities). The Borrowers also are required to make quarterly amortization payments equal to 1.25% of the original principal amount of the Term Loan Facility commencing on March 31, 2025 (subject to reductions by optional and mandatory prepayments of the loans). The Borrowers may prepay the Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs. During the year ended December 31, 2025, we made $15.0 million in total principal payments on our Term Loan Facility. These payments consisted of $5.0 million in aggregate required quarterly amortization payments and a $10.0 million voluntary prepayment made during the third quarter. As a result of this voluntary prepayment, all upcoming scheduled amortization payments for 2026 and 2027 have been satisfied in full, as reflected in the table below.

The Credit Agreement contains a financial covenant requiring the Company and its restricted subsidiaries to maintain a maximum consolidated total leverage ratio of 4.00 to 1.00, subject to certain exceptions, and a minimum fixed charge coverage ratio of 1.25 to 1.00. Additionally, the Credit Agreement contains a number of customary negative covenants that restrict, among other things and in each case subject to specified exceptions, the Company's and its restricted subsidiaries' ability to: consummate consolidations, mergers and sales of assets; grant certain liens; incur additional debt; pay certain dividends; and engage in transactions with affiliates. As of December 31, 2025, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor.

Borrowing Capacity:

As of December 31, 2025, our available borrowing capacity under the Revolving Facility was $50 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
Revolving Facility	$50,000	$-

The following are scheduled principal repayments on long-term debt as of December 31, 2025 for each of the next five years and thereafter (in thousands):

Year	Amount
2026	$-
2027	-
2028	5,000
2029	80,000
2030	-
Thereafter	-
$85,000

9. Equity

Common Stock

The Company is authorized to issue 250,000,000 common shares of common stock with a par value of $0.0001 per share. Pursuant to the Investment Agreement discussed below, we previously amended our Articles of Incorporation (the “Articles”) and created a new class of Non-Voting Common Stock, par value $0.0001 per share. Of the authorized shares, 225,000,000 are “Voting Common Stock” and 25,000,000 are “Non-Voting Common Stock.” The Non-Voting Common Stock are of equal rank to the Voting Common Stock, in terms of dividends, liquidation, preferences and all other rights and features, with the following exceptions: (i) the Non-Voting Common Stock have no voting rights, except as may be required by law; and (ii) the Non-Voting Common Stock will automatically be converted to Voting Common Stock upon the occurrence of certain events set forth in the Articles. Holders of the Company’s voting common stock are entitled to one vote for each share. As of December 31, 2025, there were 101,390,002 voting common stocks and no non-voting common shares of OneSpaWorld issued and outstanding. As of December 31, 2024, there were 104,551,189 shares of voting common stock and no shares of Non-voting common stocks issued and outstanding.

Conversion of Non-Voting Common Stock to Voting Common Stock

Automatic Conversion

Each share of Non-Voting Common Stock will automatically convert into one share of Voting Common Stock upon the occurrence of a Qualified Transfer of such share or with the prior consent of our Board. A “Qualified Transfer” means a transfer (x) to a third party that is not (1) an affiliate of such holder nor (2) a person whose ownership thereof would result in such shares being treated as constructively owned by such holder under Section 958(b) of the U.S. Tax Code, applicable Treasury Regulations and other official guidance (a Person described in this clause (x), an “Unrelated Person”), and (y) that is not otherwise prohibited under the Articles.

Elective Conversion

Upon the occurrence of a Contingent Conversion Triggering Event (as defined below), a number of Non-Voting Common Stocks as elected will be converted into an identical number of Voting Common Stock; provided that the number of Non-Voting Common Shares so converted may not exceed the number of Non-Voting Common Shares that, if converted, would reasonably be expected to (1) cause the Company to become a “CFC” (as defined in the Articles) as reasonably determined in good faith by the Company, upon the advice of its legal counsel, or (2) cause such holder, together with its affiliates, to hold voting power exceeding 44.9% (as reasonably determined in good faith by the Company). A “Contingent Conversion Triggering Event” shall mean (1) a decrease in the number of directors that the applicable holder has the right to designate for appointment or nomination or a decrease in the number of directors so designated by the applicable holder as a result of an irrevocable waiver of such rights, (2) the transfer of shares of Voting Common Stock by certain holders that participated in the 2020 Private Placement or any of their affiliates on or prior to the one year anniversary of the closing of the 2020 Private Placement (I) to an “Unrelated Person” (as defined in the Articles), and (II) that is not prohibited under the Articles, or (3) the exercise by the holder or its affiliates of a warrant to purchase shares of Non-Voting Common Stock (or a warrant for which such holder or such affiliate has previously agreed to receive shares of Non-Voting Common Stock upon exercise); provided that, with respect to clause (3), the number of shares designated for conversion shall not exceed the number of shares of Non-Voting Common Stock received upon exercise of such warrant. Each share of Non-Voting Common Stock that is converted into a share of Voting Common Stock shall be canceled by the Company and shall not be available for reissuance.

Dividends Declared Per Common Stock

During the year ended December 31, 2025, our Board of Directors declared and we paid quarterly cash dividends on our common stock totaling $17.5 million. These dividends consisted of a $0.04 per share dividend declared on February 12, April 23, and July 23, 2025, which were paid on March 26, June 4, and September 3, 2025, respectively; and a $0.05 per share dividend declared on October 22, 2025 and paid on December 3, 2025. All dividends were paid to shareholders of record as of the close of business on March 12, May 21, August 20, and November 19, 2025, respectively.

Share Repurchase Program

On April 23, 2024, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $50 million of its common stock (the "2024 Share Repurchase Program”). Share repurchases made under the 2024 Share Repurchase Program were funded through the Company’s available cash. During the first quarter of 2025, the Company purchased 2,094,498 shares of common stock at an aggregate cost of $37.9 million under the 2024 Share Repurchase Program. Upon settlement of the repurchases, the acquired common shares reverted to authorized but unissued shares. We allocated the excess of the repurchase price over the par value of the shares acquired between Additional paid-in capital and Accumulated deficit.

On April 23, 2025, the Board of Directors approved a new share repurchase program to repurchase up to $75.0 million of its common stock (the “2025 Share Repurchase Program”). As of the approval date, $900,000 remained available under the 2024 Share Repurchase Program, which was cancelled upon the adoption of the 2025 Share Repurchase Program. Repurchases under the 2025 Share Repurchase Program have been and will continue to be funded through the Company’s available cash. The Company may repurchase shares of its outstanding common stock from time to time on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of share repurchases will depend on a variety of factors, including business and market conditions. The 2025 Share Repurchase Program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any specific value or number of its common stock under the program. During the second, third and fourth quarters of 2025, the Company repurchased 1,784,375 shares of common stock at an aggregate cost of $37.5 million under the 2025 Share Repurchase Program. Upon settlement of the repurchases, the acquired common shares reverted to authorized but unissued shares. We allocated the excess of the repurchase price over the par value of the shares acquired between Additional paid-in capital and Accumulated deficit.

10. Stock-Based Compensation

2019 Equity Incentive Plan and Stock-Based Compensation

The Company’s Board and shareholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) on March 18, 2019. The purpose of the 2019 Plan is to make available incentives that will assist the Company to attract, retain, and motivate employees, including officers, consultants and directors. The Company may provide these incentives through the grant of share options, share appreciation rights, restricted shares, restricted share units, performance shares and units and other cash-based or share-based awards. The 2019 Plan provides participants an option to defer compensation on a tax-deferred basis. Awards may be granted under the 2019 Plan to OneSpaWorld participants, including employees, officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. A total of 7,000,000 shares of Common stock have been authorized and reserved for issuance under the 2019 Plan.

Stock Based Compensation Cost

Stock based compensation cost, which is included as a component of salary, benefits and payroll taxes in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 was $10.1 million, $9.1 million and $10.1 million, respectively. During 2025, the Company accelerated the vesting of certain restricted stock units ("RSUs") and performance stock units ("PSUs"), including those related to a previously announced executive departure in March 2025, making them fully vested, resulting in incremental share-based compensation expense of $1.4 million. As of December 31, 2025, the Company had $16.1 million of total unrecognized compensation expense related to restricted stock units and performance stock units.

Restricted Stock Units

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

The following is a summary of RSUs activity for the years ended December 31, 2025, 2024 and 2023:

RSU Activity	Number of Awards	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands) (1)
Non-Vested stock units as of December 31, 2022	1,284,570	$9.28	$11,985
Granted	396,556	12.32
Vested	(946,500)	7.94
Forfeited	(33,780)	7.16
Non-Vested stock units as of December 31, 2023	700,846	$12.91	$9,882
Granted	303,506	$18.75
Vested	(398,711)	11.19
Forfeited	(14,902)	11.45
Non-Vested stock units as of December 31, 2024	590,739	$17.10	$11,756
Granted	343,589	$18.96
Vested	(384,373)	14.66
Forfeited	(6,506)	15.69
Non-Vested stock units as of December 31, 2025	543,449	$20.02	$11,271

(2)
The aggregate intrinsic value is calculated based on the fair value of $20.74, $19.90 and $14.10 per share of the Company’s common stock on December 31, 2025, 2024 and 2023, respectively, due to the fact that the restricted stock units carry a $0 exercise price.

The total fair value of RSUs that vested in 2025, 2024 and 2023, based on the market price of the underlying shares on the day of vesting, was $7.7 million, $7.6 million and $11.1 million, respectively.

As of December 31, 2025, the Company had $9.2 million of total unrecognized compensation expense related to restricted stock award grants, which will be recognized over the weighted-average period of approximately 2.2 years.

Performance Stock Units

The Company grants certain executive officers and senior-level employees performance stock units that generally vest based on either performance and time-based service conditions (“Performance Condition-Based Awards”) or market and time-based service conditions (“Market Condition-Based Awards”) which are referred to herein as Performance Stock Units (“PSUs”). The number of shares of common stock underlying each award is determined at the end of the performance period. In order to vest, the employee must be employed by the Company, with certain contractual exclusions, at the end of the performance period.

Performance Condition-Based Awards

PSUs are converted into shares of common stock upon vesting on a one-for-one basis. The Company estimates the fair value of each performance stock unit when the grant is authorized, and the related service period has commenced. The Company recognizes compensation cost over the vesting period based on the probability of the performance conditions being achieved. If the specified service and performance conditions are not met, compensation expense is not recognized, and any previously recognized compensation expense will be reversed. As of December 31, 2025, we determined that the performance measures for the outstanding PSUs were probable.

Market Condition-Based Awards

The Company estimates the fair value of each PSU when the grant is authorized, and the related service period has commenced. Expense for these PSUs is recorded over the derived service period.

PSUs Activity

The following is a summary of PSUs activity for the years ended December 31, 2025, 2024 and 2023:

PSUs Activity	Number of Market -Based Awards	Weighted-Average Grant Date Fair Value	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value
Non-Vested stock units as of December 31, 2022	438,249	$5.04	792,108	$10.48
Granted	-	-	367,643	12.00
Vested	(438,249)	5.36	(426,225)	10.57
Forfeited	-	-	(1,637)	10.25
Non-Vested stock units as of December 31, 2023	-		731,889	$11.19
Granted	-		305,546	16.56
Vested	-		(428,801)	10.26
Forfeited	-		(17,309)	11.59
Non-Vested stock units as of December 31, 2024	-		591,325	$14.62
Granted	-		305,667	18.60
Vested	-		(357,844)	12.24
Forfeited	-		(6,506)	15.69
Non-Vested stock units as of December 31, 2025	-		532,642	$18.49

The total fair value of PSUs that vested in 2025, 2024 and 2023 was $5.5 million, $7.7 million and $11.4 million, respectively, based on the market price of the underlying shares on the day of vesting. As of December 31, 2025, there was total unrecognized compensation cost related to non-vested performance-based PSUs of $6.8 million. The costs are expected to be recognized over the weighted-average period of approximately 2.6 years. As of December 31, 2025, there was no unrecognized compensation cost related to non-vested market-based PSUs. The aggregate intrinsic value of PSUs was $11.0 million and $11.8 million as of December 31, 2025 and December 31, 2024, respectively. The aggregate intrinsic value of PSUs is based on the number of nonvested PSUs and the market value of the Company’s common stock as of December 31, 2025 and 2024, respectively.

Stock Options

There were no outstanding stock options as of December 31, 2025 and 2024. As of December 31, 2025, there was no unrecognized compensation cost related to the share options granted or exercised under the 2019 Plan. No share options were granted during the years ended December 31, 2025, 2024 and 2023. No share options were exercisable as of December 31, 2025 and 2024.

11. Revenue Recognition

The Company's revenue generating activities include the following:

Service Revenues

Service revenues consist primarily of sales of health, wellness and aesthetics services, including a full range of massage treatments, facial treatments, nutritional/weight management consultations, teeth whitening, mindfulness services and medi-spa services to cruise ship passengers and destination resort guests. Each service or consultation represents a separate performance obligation and revenues are generally recognized immediately upon the completion of our service.

Product Revenues

Product revenues consist primarily of sales of health and wellness products, such as facial skincare, body care, hair care, orthotics and nutritional supplements to cruise ship passengers, destination resort guests and timetospa.com customers. Our Shop & Ship program provides guests the ability to buy retail products onboard and have products shipped directly to their home. Each product unit represents a separate performance obligation. Our performance obligations are satisfied, and revenue is recognized, when the customer obtains control of the product, which occurs either at the point of sale for retail sales and at the time of shipping for Shop & Ship and timetospa.com product sales. The Company provides no warranty on products sold. Shipping and handling fees charged to customers are included in net sales.

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's consolidated balance sheets and was not material as of December 31, 2025 and December 31, 2024.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of December 31, 2025 and 2024.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net in the consolidated balance sheets. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of December 31, 2025, 2024 and 2023, our receivables from contracts with customers were $47.9 million, $46.3 million and $40.8 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

Disaggregation of Revenue and Segment Reporting

The Company operates facilities on cruise ships and in destination resorts, where we provide health, wellness, aesthetics and fitness services and sell related products. The Company also sells health, wellness, aesthetics and fitness-related products through its timetospa.com website, which is a post-cruise sales tool where guests may continue their wellness journey after disembarking. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. See Note 17 – “Segment and Geographic Information” for further details regarding the Company's operating segments. The following table disaggregates the Company’s revenues by revenue source and operating segment (in thousands):

Year Ended December 31,
	2025	2024	2023
Service Revenues:
Maritime	$746,588	$688,164	$610,744
Destination resorts	30,674	35,109	37,347
Total service revenues	777,262	723,273	648,091
Product Revenues:
Maritime	179,836	166,987	140,718
Destination resorts	2,156	2,488	2,815
Timetospa.com	1,747	2,271	2,421
Total product revenues	183,739	171,746	145,954

Total revenues	$961,001	$895,019	$794,045

12. Income Taxes

Income (loss) before income tax expense (benefit) consists of (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$7,993	$12,918	$5,012
Foreign	68,119	63,938	(9,512)
	$76,112	$76,856	$(4,500)

The income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. Federal	$2,428	$2,738	$1,071
U.S. State	601	969	369
Foreign	1,465	285	(2,966)
	4,494	3,992	(1,526)
Current	3,587	2,855	566
Deferred	907	1,137	(2,092)
	$4,494	$3,992	$(1,526)

A reconciliation of the difference between the expected income tax expense using the U.S. federal tax rate and our actual provision after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	(in thousands)	Percent
Income before income tax expense	$76,112	-
Income tax expense at federal statutory rate	15,983	21.00%
State taxes and local taxes net of federal income tax effect (a)	400	0.53%
Foreign Tax Effects
Cayman
Foreign rate differential	(10,103)	-13.27%
Bahamas
Foreign rate differential	(5,320)	-6.99%
Other	2,650	3.48%
Effects of cross-border tax laws
Foreign derived intangible income deduction	(532)	-0.70%
Nontaxable or nondeductible items
Nondeductible compensation	1,579	2.07%
Other	(666)	-0.88%
Other
Other adjustments	503	0.66%
Total	$4,494	5.90%

(a) State taxes in Florida made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the difference between the expected income tax expense (benefit) using the U.S. federal tax rate and our actual provision prior to the adoption of ASU 2023-09 is as follows (in thousands):

	2024	2023

Provision (benefit) using statutory U.S. federal tax rate	$16,140	$(945)
Foreign rate differential	(11,741)	(5,709)
Prior period true up adjustment current taxes payable	214	761
Prior period true up adjustment of deferred taxes	319	2,129
State taxes	485	460
Change in valuation allowance	(30)	(3,971)
Permanent differences	(468)	10,280
Reversal of contingency	—	(3,440)
Foreign derived Intangible Income (Section 250) deduction	(883)	(1,330)
Other	(44)	239
Total	$3,992	$(1,526)

The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate for 2025, 2024 and 2023, and the Company’s actual provision is primarily attributable to the foreign rate differential including income earned in jurisdictions not subject to income taxes and permanent differences.

A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	2025	2024	2023
Beginning balance	$—	$—	$1,663
Gross (decreases) increases—prior period tax position	—	—	(1,663)
Ending balance	$—	$—	$—

As of December 31, 2025 and 2024, the Company accrued zero for uncertain tax positions. In the third quarter of 2023, the Company filed an application of tax amnesty with the revenue authority. The amnesty application was accepted and the contingency reversed.

Deferred income taxes consist of the following (in thousands):

	As of December 31,
	2025	2024
Deferred income tax assets:
Stock options	$324	$269
Inventory reserves	31	41
Depreciation and amortization	2,693	2,664
Other reserves and accruals	425	212
Gift certificates	701	626
Net operating losses	1,005	993
Lease liability	1,399	1,912
Total deferred income tax assets	6,578	6,717
Less valuation allowance	(1,254)	(1,035)
Deferred income tax asset, net	$5,324	$5,682
Deferred income tax liabilities:
Right of use assets	(1,276)	(1,752)
Trade name	(656)	(664)
Other	(3,067)	(2,033)
Total deferred income tax liability	$(4,999)	$(4,449)
Net deferred income tax asset	$325	$1,233

Following is the activity of the valuation allowance (in thousands):

	2025	2024
Beginning balance	$1,035	$1,065
Additions	219	-
Deductions	-	(30)
Ending balance	$1,254	$1,035

Income taxes paid, net of refunds received, disaggregated by jurisdiction were as follows (in thousands):

Year Ended December 31, 2025
Federal	$1,359
State	526
Foreign	978
Total	$2,863

Income taxes paid, net of refunds received, exceeded 5% of total income taxes paid, net of refunds received, for the following individual jurisdictions (in thousands):

Year Ended December 31, 2025
State
Florida	152
Foreign
Italy	607
United Kingdom	153

As of December 31, 2025, we had $3.4 million of foreign tax operating loss carryforwards expiring as follows (in millions):

Expires
2026	-
2027	-
2028	-
2029	0.6
2030	0.5
2031	0.3
2032	0.2
2033	0.4
2034	0.6
2035	0.6
Indefinite	0.2
Total	$3.4

The Company is subject to routine audits by U.S. federal, state, local and foreign tax authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Generally, tax years 2022-2025 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as the U.S.

13. Commitment and Contingencies

Cruise Line Agreements

A large portion of the Company’s revenues are generated on cruise ships. The Company has entered into agreements of varying terms with the cruise lines under which services and products are paid for by cruise passengers. These agreements provide for the Company to pay the cruise line commissions for use of their shipboard facilities, as well as fees for staff shipboard meals and accommodations. These commissions are based on a percentage of revenue, a minimum annual amount, or a combination of both. Some of the minimum commissions are calculated as a flat dollar amount while others are based upon minimum passenger per diems for passengers actually embarked on each cruise of the respective vessel. Staff shipboard meals and accommodations are charged by the cruise lines on a per staff per day basis. The Company recognizes all expenses related to cruise line commissions, minimum guarantees, and staff shipboard meals and accommodations, generally as they are incurred, and includes such expenses in cost of revenues and operating expenses in the accompanying consolidated statements of operations. For cruises in process at period end, an accrual is made to record such expenses in a manner that approximates a pro-rata basis. In addition, staff-related expenses such as shipboard employee commissions are recognized in the same manner.

Pursuant to agreements that provide for minimum commissions, the Company has guaranteed total minimum payments to certain cruise lines (excluding payments based on minimum amounts per passenger per day of a cruise applicable to certain ships served by us). Following are the minimum payments guarantee amounts to be paid in the year indicated based on the agreements in effect as of December 31, 2025 (in thousands):

Year	Amount
2026	$128,639

The total minimum payments guarantee amounts referenced in the above calculation do not take into account canceled cruise voyages. Such canceled voyages would not be subject to guaranteed minimum payments to the cruise line.

Revenues from passengers of each of the following cruise line companies accounted for more than ten percent of the Company’s total revenues in 2025, 2024 and 2023, respectively: Carnival (including Carnival, Carnival Australia, Costa, Cunard, Holland America, P&O, Princess and Seabourn cruise lines):39.6%, 41.2% and 41.1%; Royal Caribbean (including Royal Caribbean, Celebrity, and Silversea cruise lines): 28.2%, 27.9% and 27.9%; and Norwegian Cruise Line (including Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises): 17.7%, 16.8% and 16.4%.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020, which is included in “Accrued expenses” on the Company's consolidated balance sheets as of December 31, 2025 and 2024. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

14. Changes in Accumulated Other Comprehensive (Loss) Income by Component

The following table presents the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Accumulated Other Comprehensive Income for the year ended December 31, 2025			Accumulated Other Comprehensive Income for the year ended December 31, 2024			Accumulated Other Comprehensive (Loss) Income for the year ended December 31, 2023
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive(Loss) Income
Accumulated other comprehensive (loss) income, beginning of the period	$(968)	$1,365	$397	$(917)	$2,372	$1,455	$(1,229)	$5,026	$3,797
Other comprehensive income (loss) before reclassifications	97	(624)	(527)	(51)	2,065	2,014	312	834	1,146
Amounts reclassified into earnings	627	(818)	(191)	-	(3,072)	(3,072)	-	(3,488)	(3,488)
Net current period other comprehensive income (loss)	724	(1,442)	(718)	(51)	(1,007)	(1,058)	312	(2,654)	(2,342)
Ending balance	$(244)	$(77)	$(321)	$(968)	$1,365	$397	$(917)	$2,372	$1,455

(1) See Note 15.

15. Fair Value Measurements and Derivatives

Fair Value Measurements

Cash and cash equivalents at December 31, 2025 and December 31, 2024 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at December 31, 2025 and December 31, 2024 is comprised of amounts held in escrow accounts as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of December 31, 2025, and 2024 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy.

The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$16,306	$16,306	$57,439	$57,439
Restricted cash	1,198	1,198	1,198	1,198
Total Cash	$17,504	$17,504	$58,637	$58,637
Term loan facility (a)	$85,000	$85,740	$100,000	$100,740

(a) The amounts above do not include the impact of the interest rate swap or debt issuance costs.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2025				Fair Value Measurements at December 31, 2024
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$35	$-	$35	$-	$653	$-	$653	$-
Derivative financial instruments (1)	Other non-current assets	-	-	-	-	$711	-	711	-
Total Assets		$35	$-	$35	$-	$1,364	$-	$1,364	$-
Liabilities:
Derivative financial instruments (1)	Other current liabilities	$9	-	$9	$-	$-	$-	$-	$-
Derivative financial instruments (1)	Other long-term liabilities	104	-	104	-	-	-	-	-
Total Liabilities		$113	$-	$113	$-	$-	$-	$-	$-

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

In September 2024, the Borrowers entered into two floating-to-fixed interest rate swap agreements with a notional amount of $70 million and $30 million, respectively, with Bank of America, N.A. to make a series of payments based on a fixed interest rate of 3.341% and 3.564%, respectively, and receive a series of payments based on the 1 Month USD-SOFR CME term which is used to hedge the Company’s exposure to changes in cash flows associated with its variable rate Term Loan Facility and has designated this derivative as a cash flow hedge. The interest rate swap agreements expire on September 20, 2027 and December 20, 2026, respectively. As of December 31, 2025, the aggregate notional amount of the interest rate swap agreements was $86.2 million.

There was no ineffectiveness related to the interest rate swaps. The gain or loss on the derivatives is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $0.02 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

The effect of the interest rate swap contracts designated as cash flows hedging instruments on the consolidated financial statements was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
(Loss) Gain recognized in accumulated other comprehensive income (loss)	$(624)	$2,065	$834
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	(818)	(3,072)	(3,488)
Total	$(1,442)	$(1,007)	$(2,654)

Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis

Nonrecurring Fair Value Measurements

During the year ended December 31, 2025, we recorded impairment charges of $3.1 million within Long-lived assets impairment in the accompanying consolidated statements of operations. These charges were primarily related to our decision to exit destination resort operations in Asia as further discussed in "Note 7"–"Restructuring and Asset Impairment", which, along with the non-renewal of certain U.S. destination resort agreements, caused us to evaluate the carrying value of the affected locations for impairment. We estimated the fair value of these assets using discounted cash flow analyses (Level 3 inputs). Considering that only short-term or minimal future revenue was reflected in our projections and indicated no expectations of profitable operations, we fully impaired the remaining carrying value of the definite-lived intangible assets, equipment and right-of-use assets related to these facilities.

During the year ended December 31, 2024, the closure of a destination resort health and wellness center caused us to evaluate the carrying value of the affected destination resort health and wellness center for impairment. We recognized a long-lived asset impairment loss of $0.4 million which was related to the closure in November 2024 of a destination resort health and wellness center as a result of the hotel operator deciding to no longer offer spa operations and reported in the Long-lived assets impairment line item of the accompanying consolidated statement of operations. We fully impaired the remaining carrying value of the definite-lived intangible assets and equipment related to this resort health and wellness center considering that no further revenue was reflected in the discounted cash flow analysis. We estimated the fair value of the related assets using discounted cash flow analyses and Level 3 valuation inputs including growth rates, a royalty rate and discount rates that reflected the risk profile of the underlying cash flows where the assets are located. Estimations of the growth rates were zero or negative percent. See “Note 3” – “Property and Equipment, and “Note 4” – “Intangible Assets” and "Note 7"–" Restructuring and Asset Impairment" for further detail.

16. Profit Sharing Plans

Eligible employees participate in the Company’s profit sharing retirement plans, which are qualified under Section 401(k) of the Internal Revenue Code. With respect to one of the profit sharing retirement plans, the Company makes discretionary annual matching contributions in cash based on a percentage of eligible employee compensation deferrals. The Contributions to the plans, which are included in salary, benefits, and payroll taxes in the consolidated statements of operations, were $0.5 million for the year ended December 31, 2025, and $0.4 million for each of the years ended December 31, 2024 and 2023.

17. Segment and Geographic Information

The Company operates health and wellness centers on cruise ships and in destination resorts, offering health and wellness services and selling health, wellness, aesthetics and fitness related products. The Maritime and Destination Resorts operating segments are aggregated into a single reportable segment due to their similar business and economic characteristics, operations, services offerings, product offerings and classes of customers. While separate financial information is available for the operating segments, the Chief Executive Officer (CEO), who serves as the Company’s Chief Operating Decision Maker (“CODM”), primarily reviews financial results and makes decisions on a consolidated basis. Our CODM utilizes consolidated financial information to evaluate performance, allocate resources, and make strategic decisions, including those related to capital expenditures and personnel. The CODM regularly analyzes net income (loss) and its components, as reported in the consolidated statements of operations, to assess operating trends, evaluate budget-to-actual variances, and inform strategic and operational decisions. All expense categories presented in the consolidated statements of operations are considered significant, with no additional segment expenses requiring disclosure.

As the Company operates as a single reportable segment, all required financial information is included in the accompanying consolidated financial statements. The CODM does not review segment assets beyond the consolidated level presented in the balance sheets. There are no intra-entity sales or transfers, and no significant expense categories are regularly provided to the CODM beyond those disclosed in the consolidated statements of operations. Additional information regarding the Company’s services and products is provided in Note 11 - "Revenue Recognition."

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Year ended,
	2025	2024	2023
Revenues:
U.S.	$15,735	$17,806	$19,968
Not connected to a country	925,771	854,544	750,736
Other	19,495	22,669	23,341
Total	$961,001	$895,019	$794,045

	As of December 31,
	2025	2024
Property and equipment, net:
U.S.	$4,285	$4,977
Not connected to a country	14,882	11,068
Other	8,142	1,633
Total	$27,309	$17,678

18. SUBSEQUENT EVENTS

The Company announced on February 18, 2026 that the Board of Directors approved a quarterly dividend payment of $0.05 per Common Share payable on March 25, 2026 to shareholders of record as of the close of business on March 11, 2026.