Form 10-Q
period 2026-03-31
ONESPAWORLD HOLDINGS Ltd
filed 2026-05-01
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 27, 2026, the registrant had 101,514,846 voting shares of common stock issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and par value data)

	As of
	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,076	$16,306
Restricted cash	1,198	1,198
Accounts receivable, net	49,259	47,929
Inventories, net	64,051	58,837
Prepaid expenses	7,707	6,176
Other current assets	5,778	7,227
Total current assets	144,069	137,673
Property and equipment, net	29,304	27,309
Operating lease right-of-use assets, net	9,095	9,656
Intangible assets, net	506,939	511,007
OTHER ASSETS:
Deferred tax assets	325	325
Other non-current assets	20,150	21,125
Total other assets	20,475	21,450
Total assets	$709,882	$707,095
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$25,427	$31,792
Accrued expenses	29,268	37,410
Current portion of operating leases	1,754	1,979
Other current liabilities	747	771
Total current liabilities	57,196	71,952
Other long-term liabilities	82	186
Long-term operating leases	8,069	8,413
Long-term debt, net	82,785	83,967
Total liabilities	148,132	164,518
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 101,514,846 issued and outstanding at March 31, 2026 and 101,390,002 shares issued and outstanding at December 31, 2025	10	10
Additional paid-in capital	793,339	795,852
Accumulated deficit	(231,634)	(252,964)
Accumulated other comprehensive income (loss)	35	(321)
Total shareholders' equity	561,750	542,577
Total liabilities and shareholders' equity	$709,882	$707,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Service revenues	$203,660	$178,519
Product revenues	43,971	41,111
Total revenues	247,631	219,630
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	168,312	148,154
Cost of products	37,819	35,297
Administrative	6,202	4,213
Salaries, benefits and payroll taxes	8,363	10,995
Amortization of intangible assets	4,068	4,134
Total cost of revenues and operating expenses	224,764	202,793
Income from operations	22,867	16,837
INTEREST EXPENSE, NET	1,170	1,147
Income before income tax expense	21,697	15,690
INCOME TAX EXPENSE	367	419
NET INCOME	$21,330	$15,271
NET INCOME PER SHARE
Basic	$0.21	$0.15
Diluted	$0.21	$0.15
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	101,985	104,602
Diluted	102,308	105,077

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net Income	$21,330	$15,271
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	111
Cash flows hedges:
Net unrealized gain (loss) on derivative	423	(559)
Amount realized and reclassified into earnings	(66)	(228)
Total other comprehensive income (loss), net of tax	356	(676)
Total comprehensive income	$21,686	$14,595

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

		Three Months Ended March 31, 2026
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2025	101,390	$10	$795,852	$(321)	$(252,964)	$542,577
Net income	—	—	—	—	21,330	21,330
Stock-based compensation	—	—	2,563	—	—	2,563
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Unrecognized gain on derivatives	—	—	—	357	—	357
Dividends (1)	—	—	(5,076)	—	—	(5,076)
Common shares issued under equity incentive plan	125	—	—	—	—	—
BALANCE, March 31, 2026	101,515	$10	$793,339	$35	$(231,634)	$561,750

		Three Months Ended March 31, 2025
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, December 31, 2024	104,551	$10	$833,979	$397	$(279,889)	$554,497
Net income	—	—	—	—	15,271	15,271
Stock-based compensation	—	—	3,560	—	—	3,560
Foreign currency translation adjustment	—	—	—	111	—	111
Repurchase and retirement of common shares	(2,094)	—	(16,655)	—	(21,246)	(37,901)
Unrecognized loss on derivatives	—	—	—	(787)	—	(787)
Dividends	—	—	(4,187)	—	—	(4,187)
Common shares issued under equity incentive plan	240	—	—	—	—	—
BALANCE, March 31, 2025	102,697	$10	$816,697	$(279)	$(285,864)	$530,564

(1) See Note 5 – “Equity” for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,330	$15,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,735	6,179
Amortization of deferred financing costs	68	78
Stock-based compensation	2,563	3,560
Provision for doubtful accounts	3	5
Noncash lease income	(8)	(26)
Changes in:
Accounts receivable, net	(1,333)	1,605
Inventories, net	(5,214)	(3,384)
Prepaid expenses	(1,531)	86
Other current assets	308	(1,253)
Other noncurrent assets	(1)	—
Accounts payable	(6,365)	658
Accrued expenses	(7,445)	(12,579)
Other current liabilities	(15)	(93)
Other long-term liabilities	(1)	—
Net cash provided by operating activities	9,094	10,107
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,345)	(1,697)
Cash received in connection with divestiture	1,328	—
Net cash used in investing activities	(3,017)	(1,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	—	(37,901)
Repayment on first lien and term loan facilities	(1,250)	(1,250)
Payment of deferred financing costs	—	(9)
Dividends	(5,076)	(4,187)
Net cash used in financing activities	(6,326)	(43,347)
Effect of exchange rate changes on cash	19	103
Net decrease in cash and cash equivalents and restricted cash	(230)	(34,834)
Cash and cash equivalents and restricted cash, Beginning of period	17,504	58,637
Cash and cash equivalents and restricted cash, End of period	$17,274	$23,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$491	$845
Interest	$1,196	$1,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

1. Description of Business

OneSpaWorld Holdings Limited (“OneSpaWorld”, the “Company”, “we”, “us”, or “our”) is an international business company incorporated under the laws of the Commonwealth of The Bahamas. OneSpaWorld is a global provider and innovator in the fields of health, wellness, aesthetics and fitness. In facilities on cruise ships and in land-based destination resorts, the Company strives to create a relaxing and therapeutic environment where guests can receive health, wellness, aesthetics and fitness services and experiences of the highest quality. The Company’s services include traditional and alternative massage, body and skin treatments, fitness, acupuncture, and medi-spa treatments, among others. The Company also sells premium quality health, wellness, aesthetics and fitness products at its facilities and through its timetospa.com website. The predominant business, based on revenues, is sales of services and products on cruise ships and in land-based destination resorts, followed by sales of products through the timetospa.com website.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted or condensed pursuant to the SEC’s rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly our unaudited financial position, results of operations and cash flows. The unaudited results of operations and cash flows of our interim periods are not necessarily indicative of the results of operations or cash flows that may be expected for the entire fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Actual results could differ from those estimates. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated balance sheet and statement of operations, comprehensive income, changes in equity, and cash flows of OneSpaWorld. All significant intercompany items and transactions have been eliminated in consolidation.

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. See Note 12 – “Commitments and Contingencies” for further information. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of March 31, 2026 and 2025 to the total amount presented in our condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Balance as of March 31,
	2026	2025
Cash and cash equivalents	$16,076	$22,605
Restricted cash	1,198	1,198
Total cash and restricted cash in the condensed consolidated statement of cash flows	$17,274	$23,803

Inventories

Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in aesthetics and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No material inventory reserve was necessary for the three months ended March 31, 2026 and 2025.

Other Assets-Deferred Costs

Costs incurred to enter into new or renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $19.7 million and $20.8 million as of March 31, 2026 and December 31, 2025, respectively, and is presented within other non-current assets in the accompanying condensed consolidated balance sheets. Amortization of the deferred contract cost was $1.0 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. Amortization of deferred costs are included in cost of services in the accompanying condensed consolidated statements of operations.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income, if the impact is dilutive, by the weighted average number of diluted shares of common stock outstanding, as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as options and warrants to purchase common shares, and contingently issuable shares. If the entity reports a net loss, rather than net income for the period, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, if their effect is anti-dilutive.

The following table provides details underlying OneSpaWorld’s income per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$21,330	$15,271
Denominator:
Weighted average shares outstanding – Basic	101,985	104,602
Dilutive effect of stock-based awards	323	475
Weighted average shares outstanding – Diluted	102,308	105,077
Net income per voting and non-voting share:
Basic	$0.21	$0.15
Diluted	$0.21	$0.15

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income per share (in thousands):

	Three Months Ended March 31,
	2026	2025
Performance stock units	269	181

Adoption of Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05 (“ASU 2025-05”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is effective for fiscal years beginning after December 15, 2025, and interim periods within those years. The Company adopted this guidance on a prospective basis effective January 1, 2026. The ASU provides a practical expedient allowing the Company to assume that economic conditions existing as of the reporting date will remain constant throughout the remaining expected life of its accounts receivable. By electing this expedient, the Company is no longer required to incorporate forward-looking macroeconomic forecasts into its estimate of expected credit losses. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40) amending existing income statement disclosure guidance, primarily requiring more detailed disclosure for expenses. The provisions of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments can be applied on either a prospective or retroactive basis. The Company is currently assessing the expected impact of the future adoption of this guidance.

In September 2025, the FASB issued ASU No. 2025-06, (“ASU 2025-06”), Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal - Use Software. This new guidance is intended to eliminate the use of project stages and introduces a principles-based framework for recognizing and capitalizing internal-use software costs. The provisions of ASU 2025-06 are effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the expected impact of the future adoption of this guidance.

3. INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of March 31, 2026 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(109,072)	$495,628	39
Destination resort agreements	17,900	(11,989)	5,911	15
Trade name	6,200	(800)	5,400	Indefinite-life
Licensing agreement	1,000	(1,000)	—	8
	$629,800	$(122,861)	$506,939

The following is a summary of the Company’s intangible assets as of December 31, 2025 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(105,195)	$499,505	39
Destination resort agreements	17,900	(11,798)	6,102	15
Trade name	6,200	(800)	5,400	Indefinite-life
Licensing agreement	1,000	(1,000)	—	8
	$629,800	$(118,793)	$511,007

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2026 and 2025 was $4.1 million for each period, respectively. Amortization expense is estimated to be $16.5 million in each of the next five years beginning in 2026.

4. LONG-TERM DEBT, NET

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	March 31, 2026	December 31, 2025	Maturities Through	March 31, 2026	December 31, 2025
Term loan facility	5.6%	5.9%	2029	$83,750	$85,000
Less: unamortized debt issuance cost				(965)	(1,033)
Long-term debt, net				$82,785	$83,967

On September 20, 2024 (the “Closing Date”), the Company and its subsidiaries, Dory Acquisition Sub, Inc. (“Dory Acquisition”) and OneSpaWorld (Maritime) Limited, formerly known as OneSpaWorld (Bahamas) Limited (“OneSpaWorld (Maritime)” and together with Dory Acquisition, the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders party thereto, providing for senior secured credit facilities consisting of (x) a term loan facility of $100 million (of which $70 million was borrowed by Dory Acquisition and $30 million was borrowed by OneSpaWorld (Maritime) (the “Term Loan Facility”), which was fully drawn on the Closing Date, and (y) a revolving loan facility of up to $50 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which Revolving Facility remained undrawn as of March 31, 2026. The Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the Revolving Facility. The Credit Facilities mature on September 20, 2029.

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

The Term Loan Facility requires the Borrowers to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Credit Facilities). The Borrowers also are required to make quarterly amortization payments equal to 1.25% of the original principal amount of the Term Loan Facility commencing on March 31, 2025 (subject to reductions by optional and mandatory prepayments of the loans). The Borrowers may prepay the Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs. During the year ended December 31, 2025, we made $15.0 million in total principal payments on our Term Loan Facility. These payments consisted of $5.0 million in aggregate required quarterly amortization payments and a $10.0 million voluntary prepayment. As a result of this 2025 voluntary prepayment, all upcoming scheduled amortization payments for 2026 and 2027 have been satisfied in full, as reflected in the table below.

The Credit Agreement contains a financial covenant requiring the Company and its restricted subsidiaries to maintain a maximum consolidated total leverage ratio of 4.00 to 1.00, subject to certain exceptions, and a minimum fixed charge coverage ratio of 1.25 to 1.00. Additionally, the Credit Agreement contains a number of customary negative covenants that restrict, among other things and in each case subject to specified exceptions, the Company's and its restricted subsidiaries' ability to: consummate consolidations, mergers and sales of assets; grant certain liens; incur additional debt; pay certain dividends; and engage in transactions with affiliates. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor.

The following are scheduled principal repayments on long-term debt as of March 31, 2026 for each of the next five years and thereafter (in thousands):

Year	Amount
Remainder of 2026	$—
2027	—
2028	3,750
2029	80,000
2030	—
Thereafter	—
Total	$83,750

Borrowing Capacity:

As of March 31, 2026, our available borrowing capacity under the Revolving Facility was $50 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
Revolving Facility	$50,000	$—

5. EQUITY

Dividends Declared Per Common Share

On February 18, 2026, our board of directors declared a quarterly dividend of $0.05 per share of common stock, totaling $5.1 million, which we paid in cash on March 25, 2026 to shareholders of record at the close of business on March 11, 2026. See Note 13 – “Subsequent Events” for additional dividends declared and further information.

6. STOCK-BASED COMPENSATION

The share-based compensation expense for the three months ended March 31, 2026 and 2025 was $2.6 million and $3.6 million, respectively, which is included as a component of salaries, benefits and payroll taxes in the accompanying condensed consolidated statements of operations. The expense for the three months ended March 31, 2025, included $1.4 million of incremental expense related to the accelerated vesting of certain restricted stock units (“RSUs”) and performance stock units (“PSUs”) in connection with a previously announced executive departure in March 2025.

The following is a summary of RSUs activity for the three months ended March 31, 2026:

RSUs Activity	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested share units as of December 31, 2025	543,449	$20.02
Forfeited	(2,492)	18.73
Non-vested share units as of March 31, 2026	540,957	$20.03

The following is a summary of PSUs activity for the three months ended March 31, 2026:

PSUs activity	Number of Performance -Based Awards	Weighted-Average Grant Date Fair Value
Non-vested share units as of December 31, 2025	532,642	$18.49
Granted (1)	3,868	19.50
Vested	(63,568)	19.50
Forfeited	(2,493)	18.73
Non-vested share units as of March 31, 2026	470,449	$18.36

(1) The amount shown represents performance adjustments for performance-based awards. These were granted in prior fiscal years and vested during the three months ended March 31, 2026 based on the Company’s achievement of the performance conditions.

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company's condensed consolidated balance sheets and was not material as of March 31, 2026 and December 31, 2025.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of March 31, 2026 and December 31, 2025.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net in the consolidated balance sheets. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of March 31, 2026 and December 31, 2025, our receivables from contracts with customers were $49.3 million and $47.9 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

Disaggregation of Revenue and Segment Reporting

The Company operates facilities on cruise ships and in destination resorts, where we provide health, wellness, aesthetics and fitness services and sell related products. The Company also sells health, wellness, aesthetics and fitness-related products through its timetospa.com website, which is a post-cruise sales tool where guests may continue their wellness journey after disembarking. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, products, services, customers and delivery methods. See Note 8 – “Segment and Geographic Information” for further details regarding the Company's operating segments. The following table disaggregates the Company’s revenues by revenue source and operating segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Service revenues:
Maritime	$195,799	$169,511
Destination resorts	7,861	9,008
Total service revenues	203,660	178,519
Product revenues:
Maritime	43,038	39,940
Destination resorts	561	662
Timetospa.com	372	509
Total product revenues	43,971	41,111

Total revenues	$247,631	$219,630

8. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates health and wellness centers on cruise ships and in destination resorts, offering health and wellness services and selling health, wellness, aesthetics and fitness related products. The Maritime and Destination Resorts operating segments are aggregated into a single reportable segment due to their similar business and economic characteristics, operations, services offerings, product offerings and classes of customers. While separate financial information is available for the operating segments, the Chief Executive Officer (CEO), who serves as the Company’s Chief Operating Decision Maker (“CODM”), primarily reviews financial results and makes decisions on a consolidated basis. Our CODM utilizes consolidated financial information to evaluate performance, allocate resources, and make strategic decisions, including those related to capital expenditures and personnel. The CODM regularly analyzes net income (loss) and its components, as reported in the condensed consolidated statements of operations, to assess operating trends, evaluate budget-to-actual variances, and inform strategic and operational decisions. All expense categories presented in the condensed consolidated statements of operations are considered significant, with no additional segment expenses requiring disclosure.

As the Company operates as a single reportable segment, all required financial information is included in the accompanying condensed consolidated financial statements. The CODM does not review segment assets beyond the consolidated level presented in the condensed balance sheets. There are no intra-entity sales or transfers, and no significant expense categories are regularly provided to the CODM beyond those disclosed in the condensed consolidated statements of operations. Additional information regarding the Company’s services and products is provided in Note 7 – “Revenue Recognition.”

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
U.S.	$4,032	$4,134
Other countries	4,877	6,211
Not connected to a country	238,722	209,285
Total	$247,631	$219,630

	As of
	March 31, 2026	December 31, 2025
Property and equipment, net:
U.S.	$4,181	$4,285
Not connected to a country	14,328	14,882
Other countries	10,795	8,142
Total	$29,304	$27,309

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Accumulated Other Comprehensive (Loss) Income for the Three Months Ended March 31, 2026.			Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2025
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)
Beginning of the period	$(244)	$(77)	$(321)	$(968)	$1,365	$397
Other comprehensive (loss) income before reclassifications	(1)	423	422	111	(559)	(448)
Amounts reclassified into earnings	-	(66)	(66)	-	(228)	(228)
Net current period other comprehensive (loss) income	(1)	357	356	111	(787)	(676)
Ending balance	$(245)	$280	$35	$(857)	$578	$(279)

(1) See Note 10 – “Fair Value Measurements and Derivatives”.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at March 31, 2026 and December 31, 2025 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at March 31, 2026 and December 31, 2025 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of December 31, 2025 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company's cash, restricted cash and long-term debt were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$16,076	$16,076	$16,306	$16,306
Restricted cash	1,198	1,198	1,198	1,198
Total cash	$17,274	$17,274	$17,504	$17,504
Term loan facility (a)	$83,750	(b)	$85,000	$85,740
(a)
The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.
(b)
The Company’s outstanding long-term debt as of March 31, 2026 bears variable interest rates that are tied to SOFR plus an applicable margin. As these rates reset frequently and reflect current market conditions, the Company believes that the fair value of long-term debt as of March 31, 2026 approximates its carrying amount.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2026				Fair Value Measurements at December 31, 2025
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$213	$—	$213	$—	$35	$—	$35	$—
Derivative financial instruments (1)	Other non-current assets	66	—	66	—	—	—	—	—
Total assets		$279	$—	$279	$—	$35	$—	$35	$—
Liabilities:
Derivative financial instruments (1)	Other current liabilities	$—	$—	$—	$—	$—	$—	$9	$—
Derivative financial instruments (1)	Other long-term liabilities	—	—	—	—	—	—	104	—
Total liabilities		$—	$—	$—	$—	$—	$—	$113	$—

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

In September 2024, the Borrowers entered into two floating-to-fixed interest rate swap agreements with a notional amount of $70 million and $30 million, respectively, with Bank of America, N.A. to make a series of payments based on a fixed interest rate of 3.341% and 3.564%, respectively, and receive a series of payments based on the 1 Month USD-SOFR CME term which is used to hedge the Company’s exposure to changes in cash flows associated with its variable rate Term Loan Facility and has designated this derivative as a cash flow hedge. The interest rate swap agreements expire on September 20, 2027 and December 20, 2026, respectively. As of March 31, 2026, the aggregate notional amount of the interest rate swap agreements was $83.7 million.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Gain (losses) recognized in accumulated other comprehensive (loss) income	$423	$(559)

Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	$(66)	$(228)

11. INCOME TAXES

The Company recorded income tax expense of $0.4 million for each of the three months ended March 31, 2026 and 2025. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to foreign rate differential, including income earned in jurisdictions not subject to income taxes, withholding taxes due in various jurisdictions and the change in valuation allowance.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020 and is included in “Accrued expenses” on the Company's condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

13. SUBSEQUENT EVENTS

The Company announced on April 29, 2026 that the Board of Directors approved a quarterly dividend payment of $0.05 per common share payable on June 3, 2026 to shareholders of record as of the close of business on May 20, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” and in “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2025. We assume no obligation to update any of these forward-looking statements.

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

	Three Months Ended March 31
	2026	2025
Average Ship Count	202	193
Period End Ship Count	208	199
Average Weekly Revenue Per Ship	$91,872	$84,177
Average Revenue Per Shipboard Staff Per Day	$597	$562
Revenue Days	18,175	17,401
Average Resort Count	37	49
Period End Resort Count	36	50
Average Weekly Revenue Per Resort	$17,505	$15,247

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

Interest expense, net. Interest expense, net consists of interest income and interest expense.

Income tax expense. Income tax expense includes current and deferred federal income tax expenses, as well as state and local income taxes.

Net income. Net income consists of income from operations less other expense and income tax expense.

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
•
Expansion of value-added services and products and increased pricing across modalities in existing health and wellness centers. We continue to introduce and expand our higher value added and price point offerings in existing health and wellness centers, including introducing premium medi-spa, acupuncture, light therapies and advanced skin care services, among other services and products innovations, resulting in higher guest demand and spending. In addition, we continue to evaluate our pricing architecture selectively across our services and products.
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
•
Our revenues and financial performance may be impacted by other risks and uncertainties, including, without limitation, those set forth under the section entitled “Risk Factors” in Part II, Item 1A of the Company’s 2025 Form 10-K.

The effect of each of these factors on our revenues and financial performance varies from period to period.

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
(dollars in thousands, except per share amounts)
REVENUES:
Service revenues	$203,660	$178,519
Product revenues	43,971	41,111
Total revenues	247,631	219,630
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	168,312	148,154
Cost of products	37,819	35,297
Administrative	6,202	4,213
Salaries, benefits and payroll taxes	8,363	10,995
Amortization of intangible assets	4,068	4,134
Total cost of revenues and operating expenses	224,764	202,793
Income from operations	22,867	16,837
INTEREST EXPENSE, NET	1,170	1,147
Income before income tax expense	21,697	15,690
INCOME TAX EXPENSE	367	419
NET INCOME	$21,330	$15,271
NET INCOME PER SHARE
Basic and diluted	$0.21	$0.15
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	101,985	104,602
Diluted	102,308	105,077

Comparison of Results for the Three Months Ended March 31, 2026 and 2025

Revenues. Total revenues increased 13% to $247.6 million compared to $219.6 million for the first quarter of 2025, driven by a 4% increase in revenue days, a 2% increase in average guest spend, and health and wellness center expansion from 2026 new ship builds, contributing $23.1 million, $5.0 million and $1.2 million, respectively, to the increase in Total revenues, of which $5.4 million was attributable to increased guest pre-booked services. Growth in our Maritime Total revenues was offset by a $1.2 million decrease in destination resorts Total revenues, partially due to the closure of hotels where we had previously operated.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended March 31, 2026 were $203.7 million, an increase of $25.1 million, or 14%, compared to $178.5 million for the three months ended March 31, 2025.
•
Product revenues. Product revenues for the three months ended March 31, 2026 were $44.0 million, an increase of $2.9 million, or 7%, compared to $41.1 million for the three months ended March 31, 2025.

Cost of services. Cost of services for the three months ended March 31, 2026 were $168.3 million, an increase of $20.2 million, or 14%, compared to $148.2 million for the three months ended March 31, 2025. The increase was primarily attributable to costs associated with increased service revenues of $203.7 million in the quarter from our operating health and wellness centers at sea and on land, compared with service revenues of $178.5 million in the first quarter of 2025.

Cost of products. Cost of products for the three months ended March 31, 2026 were $37.8 million, an increase of $2.5 million, or 7%, compared to $35.3 million for the three months ended March 31, 2025. The increase was primarily attributable to costs associated with increased product revenues of $44.0 million in the quarter from our operating health and wellness centers at sea and on land, compared to product revenues of $41.1 million in the first quarter of 2025.

Administrative. Administrative expenses were $6.2 million, compared to $4.2 million in the first quarter of 2025. The increase was primarily due to $1.9 million in third-party fees for certain management and logistic services as a result of our previously announced restructuring, which were previously performed internally by company staff, and as such, the related costs have shifted from Salaries, benefits and payroll taxes to Administrative.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes for the three months ended March 31, 2026 were $8.4 million, a decrease of $2.6 million, or (24)%, compared to $11.0 million for the three months ended March 31, 2025. The decrease was primarily attributable to the non-recurrence of $2.5 million in separation-related expenses incurred during the first quarter of 2025 associated with the termination of the Company’s former Chief Commercial Officer. The variance also reflects a reduction in internal personnel costs in the first quarter of 2026 resulting from the transition of certain management and logistics services to third-party providers, as discussed above, partially offset by annual merit increases and higher incentive-based compensation.

Amortization of intangible assets. Amortization of intangible assets was $4.1 million for each of the three months ended March 31, 2026 and 2025.

Interest expense, net. Interest expense, net was $1.2 million for the three months ended March 31, 2026, compared to $1.1 million for the three months ended March 31, 2025. The nominal increase was primarily due to a $0.2 million decrease in interest income resulting from lower average interest-bearing cash balances. This was partially offset by a decrease in interest expense driven by a $15.0 million reduction in the principal balance of the Term Loan Facility since March 31, 2025, which included a $10.0 million discretionary prepayment in the third quarter of 2025 and $5.0 million in scheduled principal payments.

Income tax expense. Income tax expense was $0.4 million for both the three months ended March 31, 2026 and 2025.

Net income. Net income for the three months ended March 31, 2026 was $21.3 million, an increase of $6.1 million, or 40%, compared to a net income of $15.3 million for the three months ended March 31, 2025. This increase was primarily attributable to a $6.0 million improvement in operating income.

Liquidity and Capital Resources

Overview

We fund our operations principally with cash flow from operations. Our principal uses for our liquidity during the three months ended March 31, 2026, included (i) funding investment in support of the operations of our health and wellness centers onboard cruise ships and in destination resorts, including working capital and capital expenditures for technology, infrastructure, and global operating infrastructure; (ii) a $1.3 million principal payment on our Term Loan Facility; and (iii) the payment of $5.1 million in Dividends.

We have concluded that our existing cash and available credit facilities, combined with cash flow from operations, will be sufficient to satisfy our existing and planned capital requirements and to comply with all debt covenants as required by our debt agreements over the next twelve months and for the foreseeable future beyond that period. Additional information regarding our Revolving Facility, letter of credit capacity, and debt covenants is included in the notes to our consolidated financial statements.

Cash Flows

The following table shows summary cash flow information for the three months ended March 31, 2026 and 2025.

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Net income	$21,330	$15,271
Depreciation and amortization	6,735	6,179
Amortization of deferred financing costs	68	78
Stock-based compensation	2,563	3,560
Provision for doubtful accounts	3	5
Noncash lease income	(8)	(26)
Change in working capital	(21,597)	(14,960)
Net cash provided by operating activities	9,094	10,107
Capital expenditures	(4,345)	(1,697)
Cash received in connection with divestiture	1,328	-
Net cash used in investing activities	(3,017)	(1,697)
Repurchase of common shares	—	(37,901)
Repayment on first lien and term loan facilities	(1,250)	(1,250)
Payment of deferred financing costs	—	(9)
Dividends	(5,076)	(4,187)
Net cash used in financing activities	(6,326)	(43,347)
Effect of exchange rate changes on cash	19	103
Net decrease in cash and cash equivalents and restricted cash	$(230)	$(34,834)

Comparison of Results for the Three Months Ended March 31, 2026 and 2025

Operating activities. Our net cash provided by operating activities for the three months ended March 31, 2026 and 2025 were $9.1 million and $10.1 million, respectively. This decrease of $1.0 million was due to a change in working capital of $(6.6) million offset by an increase in net income, net of non-cash items of $5.6 million. The increase in net income, net of non-cash items was primarily attributable to: increased revenues from a higher number of health and wellness center guests on our existing fleet, expansion of our fleet by nine ships, and higher guest spend. For further discussion, see “Results of Operations”, above. The $(6.6) million change in working capital was attributable to cash outflows of $21.6 million and $15.0 million for the three months ended March 31, 2026 and 2025, respectively.

The $21.6 million cash outflows from working capital for the three months ended March 31, 2026 was primarily driven by: (i) a payment of $7.3 million to a cruise line partner for previously accrued fees; (ii) a $6.4 million decrease in accounts payable due to the timing of vendor payments; (iii) a $5.2 million increase in inventory, reflecting increased purchases due to revenue growth and in anticipation of increased shipments in the second quarter of 2026; (iv) a $1.5 million increase in prepaid expenses resulting from the timing of various service contracts; and (v) a $1.3 million increase in accounts receivable driven by higher revenue.

The $15.0 million cash outflows from working capital for the three months ended March 31, 2025, was primarily driven by (i) a $5.1 million net payment of bonuses to employees; (ii) a payment of $7.3 million to a cruise line partner related to accrued fees, and (iii) a $3.4 million increase in inventories, as a result of increased purchases reflecting the growth in revenues and anticipation of increased shipments in the second quarter of 2025.

Investing activities. Our net cash used in investing activities for the three months ended March 31, 2026 and 2025 were $3.0 million and $1.7 million, respectively. The increase in cash used was driven by continued investments in technology hardware and software, including artificial intelligence, partially offset by $1.3 million in proceeds received from the divestiture of two immaterial subsidiaries previously disclosed in our 2025 Form 10-K.

Financing activities. Our net cash used in financing activities for the three months ended March 31, 2026 and 2025 were $(6.3) million and $(43.3) million, respectively. For the three months ended March 31, 2026, the Company repaid $1.3 million on the Term Loan Facility and paid dividends of $5.1 million. For the three months ended March 31, 2025, the Company utilized $37.9 million to repurchase 2,094,000 of our common shares, repaid $1.3 million on the Term Loan Facility and paid dividends of $4.2 million.

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

Contractual Obligations

As of March 31, 2026, our net future contractual obligations have not changed significantly from the amounts disclosed in our 2025 Form 10-K.

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

Our critical accounting policies are included in our 2025 Form 10-K. We believe that there have been no significant changes during the three months ended March 31, 2026 to the critical accounting policies disclosed in our 2025 Form 10-K.

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
•
other risks and uncertainties indicated in our 2025 Form 10-K, including those set forth under the section entitled “Risk Factors”; and
•
other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Form 10-K. There have been no material changes to our exposure to market risks since the date of our 2025 Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 2025 Form 10-K, Part II, Item 1A. “Risk Factors.” However, the risks and uncertainties that we face are not limited to those set forth in the 2025 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our business and the trading price of our securities.

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

Dated: May 1, 2026

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
President, Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer