Form 10-Q
period 2026-06-30
ONESPAWORLD HOLDINGS Ltd
filed 2026-07-30
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, the registrant had 101,498,712 voting common shares issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and par value data)

	As of
	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,360	$16,306
Restricted cash	1,198	1,198
Accounts receivable, net	53,645	47,929
Inventories, net	56,757	58,837
Prepaid expenses	8,871	6,176
Other current assets	8,255	7,227
Total current assets	169,086	137,673
Property and equipment, net	30,104	27,309
Operating lease right-of-use assets, net	8,531	9,656
Intangible assets, net	502,868	511,007
OTHER ASSETS:
Deferred tax asset	325	325
Other non-current assets	18,921	21,125
Total other assets	19,246	21,450
Total assets	$729,835	$707,095
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$21,701	$31,792
Accrued expenses	34,332	37,410
Current portion of operating leases	1,526	1,979
Other current liabilities	641	771
Total current liabilities	58,200	71,952
Other long-term liabilities	105	186
Long-term operating leases	7,722	8,413
Long-term debt, net	81,604	83,967
Total liabilities	147,631	164,518
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 101,498,712 issued and outstanding at June 30, 2026 and 101,390,002 shares issued and outstanding at December 31, 2025	10	10
Additional paid-in capital	790,610	795,852
Accumulated deficit	(208,672)	(252,964)
Accumulated other comprehensive income (loss)	256	(321)
Total shareholders' equity	582,204	542,577
Total liabilities and shareholders' equity	$729,835	$707,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Service revenues	$214,411	$193,358	$418,071	$371,877
Product revenues	46,835	47,368	90,806	88,479
Total revenues	261,246	240,726	508,877	460,356
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	176,895	161,250	345,207	309,404
Cost of products	39,781	39,984	77,600	75,281
Administrative	7,190	4,410	13,392	8,623
Salaries, benefits and payroll taxes	8,806	8,821	17,169	19,816
Amortization of intangible assets	4,064	4,134	8,132	8,268
Total cost of revenues and operating expenses	236,736	218,599	461,500	421,392
Income from operations	24,510	22,127	47,377	38,964
INTEREST EXPENSE, NET	(1,069)	(1,395)	(2,239)	(2,542)
Income before income tax expense	23,441	20,732	45,138	36,422
INCOME TAX EXPENSE	226	792	593	1,211
NET INCOME	$23,215	$19,940	$44,545	$35,211
NET INCOME PER SHARE
Basic	$0.23	$0.19	$0.44	$0.34
Diluted	$0.23	$0.19	$0.44	$0.34
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	102,048	103,211	102,017	103,903
Diluted	102,481	103,620	102,395	104,345

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$23,215	$19,940	$44,545	$35,211
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17)	234	(18)	345
Cash flows hedges:
Net unrealized gain (loss) on derivative	294	(186)	717	(745)
Amount realized and reclassified into earnings	(56)	(228)	(122)	(456)
Total other comprehensive income (loss), net of tax	221	(180)	577	(856)
Total comprehensive income	$23,436	$19,760	$45,122	$34,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

		Three Months Ended June 30, 2026
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, March 31, 2026	101,515	$10	$793,339	$35	$(231,634)	$561,750
Net income	—	—	—	—	23,215	23,215
Stock-based compensation	—	—	2,473	—	—	2,473
Foreign currency translation adjustment	—	—	—	(17)	—	(17)
Repurchase and retirement of common shares	(16)	—	(126)	—	(253)	(379)
Unrecognized gain on derivatives	—	—	—	238	—	238
Dividends (1)	—	—	(5,076)	—	—	(5,076)
BALANCE, June 30, 2026	101,499	$10	$790,610	$256	$(208,672)	$582,204

		Six Months Ended June 30, 2026
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2025	101,390	$10	$795,852	$(321)	$(252,964)	$542,577
Net income	—	—	—	—	44,545	44,545
Stock-based compensation	—	—	5,036	—	—	5,036
Foreign currency translation adjustment	—	—	—	(18)	—	(18)
Unrecognized gain on derivatives	—	—	—	595	—	595
Repurchase and retirement of common shares	(16)	—	(126)	—	(253)	(379)
Dividends (1)	—	—	(10,152)	—	—	(10,152)
Common shares issued under equity incentive plan	125	—	—	—	—	—
BALANCE, June 30, 2026	101,499	$10	$790,610	$256	$(208,672)	$582,204

(1) See Note 5, “Equity” for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

(CONTINUED)

		Three Months Ended June 30, 2025
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ equity
BALANCE, March 31, 2025	102,697	$10	$816,697	$(279)	$(285,864)	$530,564
Net income	—	—	—	—	19,940	19,940
Stock-based compensation	—	—	2,112	—	—	2,112
Foreign currency translation adjustment	—	—	—	234	—	234
Unrecognized loss on derivatives	—	—	—	(414)	—	(414)
Dividends	—	—	(4,108)	—	—	(4,108)
BALANCE, June 30, 2025	102,697	$10	$814,701	$(459)	$(265,924)	$548,328

		Six Months Ended June 30, 2025
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2024	104,551	$10	$833,979	$397	$(279,889)	$554,497
Net income	—	—	—	—	35,211	35,211
Stock-based compensation	—	—	5,672	—	—	5,672
Foreign currency translation adjustment	—	—	—	345	—	345
Repurchase and retirement of common shares	(2,094)	—	(16,655)	—	(21,246)	(37,901)
Unrecognized loss on derivatives	—	—	—	(1,201)	—	(1,201)
Dividends	—	—	(8,295)	—	—	(8,295)
Common shares issued under equity incentive plan	240	—	—	—	—	—
BALANCE, June 30, 2025	102,697	$10	$814,701	$(459)	$(265,924)	$548,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,545	$35,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,128	12,430
Amortization of deferred financing costs	143	154
Stock-based compensation	5,036	5,672
Provision for doubtful accounts	7	9
Noncash lease expense	(19)	14
Changes in:
Accounts receivable, net	(5,723)	(1,054)
Inventories, net	2,080	(9,685)
Prepaid expenses	(2,695)	(2,215)
Other current assets	(1,985)	(1,641)
Other non-current assets	(524)	(3,199)
Accounts payable	(10,091)	3,330
Accrued expenses	(2,417)	(8,535)
Other current liabilities	(121)	(90)
Other long-term liabilities	22	—
Net cash provided by operating activities	42,386	30,401
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,631)	(4,426)
Cash received in connection with divestiture	1,328	—
Net cash used in investing activities	(5,303)	(4,426)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(379)	(37,901)
Repayment on first lien and term loan facilities	(2,506)	(2,500)
Payment of deferred financing costs	—	(9)
Dividends	(10,152)	(8,295)
Net cash used in financing activities	(13,037)	(48,705)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	319
Net increase (decrease) in cash, cash equivalents and restricted cash	24,054	(22,411)
Cash, cash equivalents and restricted cash, Beginning of period	17,504	58,637
Cash, cash equivalents and restricted cash, End of period	$41,558	$36,226

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,355	$1,941
Interest	$2,441	$3,161

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

1. DESCRIPTION OF BUSINESS

OneSpaWorld Holdings Limited (“OneSpaWorld”, the “Company”, “we”, “us”, or “our”) is an international business company incorporated under the laws of the Commonwealth of The Bahamas. OneSpaWorld is a global provider and innovator in the fields of health, wellness, aesthetics and fitness. In facilities on cruise ships and in land-based destination resorts, the Company strives to create a relaxing and therapeutic environment where guests can receive health, wellness, aesthetics and fitness services and experiences, and purchase related products, of the highest quality. The Company’s services include traditional and alternative massage; body care and skin care services and products; fitness training; acupuncture; systemic detoxification and nutrition regimens; and medi-spa treatments, among other modalities. The Company also sells premium quality health, wellness, aesthetics and fitness products at its facilities and through its timetospa.com website. The predominant business, based on revenues, is sales of services and products on cruise ships and in land-based destination resorts, followed by sales of products through the timetospa.com website.

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

Restricted Cash

These balances include amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment. See Note 12, “Commitments and Contingencies,” for further information. The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheet as of June 30, 2026 and 2025 to the total amount presented in our condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Balance as of June 30,
	2026	2025
Cash and cash equivalents	$40,360	$35,028
Restricted cash	1,198	1,198
Total cash and restricted cash in the condensed consolidated statement of cash flows	$41,558	$36,226

Inventories

Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or market. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the estimated market value. No material inventory reserve was necessary for the three and six months ended June 30, 2026 and 2025.

Other Assets-Deferred Costs

Costs incurred to enter into new or renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $18.5 million and $20.8 million as of June 30, 2026 and December 31, 2025, respectively, and are presented within other non-current assets in the accompanying condensed consolidated balance sheets. Amortization of the deferred contract cost was $1.9 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively. Amortization of the deferred contract costs was $2.9 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively. Amortization of deferred costs are included in cost of services in the accompanying condensed consolidated statements of operations.

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

The following table provides details underlying OneSpaWorld’s income per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$23,215	$19,940	$44,545	$35,211
Denominator:
Weighted average shares outstanding – Basic	102,048	103,211	102,017	103,903
Dilutive effect of stock-based awards	433	409	378	442
Weighted average shares outstanding – Diluted	102,481	103,620	102,395	104,345
Net income per share:
Basic	$0.23	$0.19	$0.44	$0.34
Diluted	$0.23	$0.19	$0.44	$0.34

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Performance stock units	268	181	268	181

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

3. INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of June 30, 2026 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(112,950)	$491,750	39
Destination resort agreements	17,900	(12,182)	5,718	15
Trade name	6,200	(800)	5,400	Indefinite-life
Licensing agreement	1,000	(1,000)	-	8
	$629,800	$(126,932)	$502,868

The following is a summary of the Company’s intangible assets as of December 31, 2025 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(105,195)	$499,505	39
Destination resort agreements	17,900	(11,798)	6,102	15
Trade name	6,200	(800)	5,400	Indefinite-life
Licensing agreement	1,000	(1,000)	—	8
	$629,800	$(118,793)	$511,007

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense was $4.1 million for each of the three-month periods ended June 30, 2026 and 2025. Amortization expense was $8.1 million and $8.3 million for the six-month periods ended June 30, 2026 and 2025, respectively. Amortization expense is estimated to be $16.5 million in each of the next five years beginning in 2026.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	June 30, 2026	December 31, 2025	Maturities Through	June 30, 2026	December 31, 2025
Term loan facility	5.6%	5.9%	2029	$82,494	$85,000
Less: unamortized debt issuance cost				(890)	(1,033)
Long-term debt, net				$81,604	$83,967

On September 20, 2024 (the “Closing Date”), the Company and its subsidiaries, Dory Acquisition Sub, Inc. (“Dory Acquisition”) and OneSpaWorld (Maritime) Limited, formerly known as OneSpaWorld (Bahamas) Limited (“OneSpaWorld (Maritime)” and together with Dory Acquisition, the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders party thereto, providing for senior secured credit facilities consisting of (x) a term loan facility of $100 million (of which $70 million was borrowed by Dory Acquisition and $30 million was borrowed by OneSpaWorld (Maritime) (the “Term Loan Facility”), which was fully drawn on the Closing Date, and (y) a revolving loan facility of up to $50 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which Revolving Facility remained undrawn as of June 30, 2026. The Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the Revolving Facility. The Credit Facilities mature on September 20, 2029.

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

The Term Loan Facility requires the Borrowers to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Credit Facilities). The Borrowers also are required to make quarterly amortization payments equal to 1.25% of the original principal amount of the Term Loan Facility commencing on March 31, 2025 (subject to reductions by optional and mandatory prepayments of the loans). The Borrowers may prepay the Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs. During the year ended December 31, 2025, we made $15.0 million in total principal payments on our Term Loan Facility. These payments consisted of $5.0 million in aggregate required quarterly amortization payments and a $10.0 million voluntary prepayment. As a result of this 2025 voluntary prepayment, all upcoming scheduled amortization payments for 2026 and 2027 have been satisfied in full, as reflected in the table below. During the six months ended June 30, 2026, the Company made an additional $2.5 million in voluntary prepayments on the Term Loan Facility, notwithstanding that no scheduled amortization payments were due for this period as a result of the 2025 voluntary prepayment described above.

The Credit Agreement contains a financial covenant requiring the Company and its restricted subsidiaries to maintain a maximum consolidated total leverage ratio of 4.00 to 1.00, subject to certain exceptions, and a minimum fixed charge coverage ratio of 1.25 to 1.00. Additionally, the Credit Agreement contains a number of customary negative covenants that restrict, among other things and in each case subject to specified exceptions, the Company’s and its restricted subsidiaries’ ability to: consummate consolidations, mergers and sales of assets; grant certain liens; incur additional debt; pay certain dividends; and engage in transactions with affiliates. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor.

The following are scheduled principal repayments on long-term debt as of June 30, 2026 for each of the next five years and thereafter (in thousands):

Year	Amount
Remainder of 2026	$—
2027	—
2028	2,494
2029	80,000
2030	—
Thereafter	—
Total	$82,494

Borrowing Capacity:

As of June 30, 2026, our available borrowing capacity under the Revolving Facility was $50 million. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Amount Borrowed
Revolving Facility	$50,000	$-

5. EQUITY

Dividends Declared Per Common Share

On April 29, 2026, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, totaling $5.1 million in the aggregate, which was paid on June 3, 2026 to shareholders of record as of the close of business on May 20, 2026. See Note 13, “Subsequent Events,” for information regarding additional dividends declared subsequent to the balance sheet date.

Share Repurchase Program

During the six months ended June 30, 2026, the Company repurchased 16,134 shares of common stock at an aggregate cost of $0.4 million under the 2025 Share Repurchase Program. Upon settlement of the repurchases, the acquired common shares reverted to authorized but unissued shares. The Company allocated the excess of the repurchase price over the par value of the shares acquired between Additional paid-in capital and Accumulated deficit. As of June 30, 2026, approximately $37.1 million remained available for future repurchases under the 2025 Share Repurchase Program.

6. STOCK-BASED COMPENSATION

The share-based compensation expense for the three months ended June 30, 2026 and 2025 was $2.5 million and $2.1 million, respectively, which is included as a component of salaries, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The share-based compensation expense for the six months ended June 30, 2026 and 2025 was $5.0 million and $5.7 million, respectively, and is included as a component of salaries, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The expense for the three and six months ended June 30, 2025 included $1.4 million of incremental expense related to the accelerated vesting of certain restricted stock units (“RSUs”) and performance stock units (“PSUs”) in connection with a previously announced executive departure in March 2025.

The following is a summary of restricted share units (“RSUs”) activity for the six months ended June 30, 2026:

RSUs Activity	Number of Awards	Weighted-Average Grant Date Fair Value

Non-vested share units as of December 31, 2025	543,449	$20.02
Forfeited	(2,492)	18.73
Non-vested share units as of June 30, 2026	540,957	$20.03

The following is a summary of performance share units (“PSUs”) activity for the six months ended June 30, 2026:

PSUs Activity	Number of Performance-Based Awards	Weighted-Average Grant Date Fair Value

Non-vested share units as of December 31, 2025	532,642	$18.49
Granted (1)	3,868	19.50
Vested	(63,568)	19.50
Forfeited	(2,493)	18.73
Non-vested share units as of June 30, 2026	470,449	$18.36

(1) The amount shown represents performance adjustments for performance-based awards granted in prior fiscal years and vested during the first quarter of 2026 based on the Company’s achievement of the performance conditions.

7. REVENUE RECOGNITION

The Company’s revenue generating activities include the following:

Service Revenues

Service revenues consist primarily of sales of health, wellness, aesthetics and fitness services, including a full range of massage treatments, body care and skin care services, systemic detoxification and nutrition regimens, teeth whitening, mindfulness services and medi-spa services to cruise ship passengers and destination resort guests. Each service or consultation represents a separate performance obligation and revenues are generally recognized immediately upon the completion of our service.

Product Revenues

Product revenues consist primarily of sales of health, wellness, aesthetics and fitness related products, such as facial skincare, body care, hair care, orthotics and nutritional supplements to cruise ship passengers, destination resort guests and timetospa.com customers. Our Shop & Ship program provides guests the ability to purchase retail products onboard and have them shipped directly from our distribution center to their home. Each product unit represents a separate performance obligation. Our performance obligations are satisfied, and revenue is recognized, when the customer obtains control of the product, which occurs either at the point of sale for retail sales and at the time of shipping for Shop & Ship and timetospa.com product sales. The Company provides no warranty on products sold. Shipping and handling fees charged to customers are included in net sales.

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company’s condensed consolidated balance sheets and was not material as of June 30, 2026 and December 31, 2025, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to Product revenues at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of June 30, 2026 and December 31, 2025.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net in the consolidated balance sheets. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of June 30, 2026 and December 31, 2025, our Accounts receivable, net from contracts with customers, were $53.6 million and $47.9 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

Disaggregation of Revenue and Segment Reporting

The Company operates facilities on cruise ships and in destination resorts, where we provide health, wellness, aesthetics and fitness services and sell related products. The Company also sells health, wellness, aesthetics and fitness-related products through its timetospa.com website, which is a post-cruise sales tool where guests may continue their wellness journey after disembarking. The Company’s Maritime and Destination Resorts operating segments are aggregated into a single reportable segment based upon similar economic characteristics, services, products, customers and delivery methods. See Note 8, “Segment and Geographic Information,” for further details regarding the Company’s operating segments. The following table disaggregates the Company’s revenues by revenue source and operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service revenues:
Maritime	$207,677	$185,349	$403,476	$354,860
Destination resorts	6,734	8,009	14,595	17,017
Total service revenues	214,411	193,358	418,071	371,877
Product revenues:
Maritime	45,863	46,369	88,901	86,309
Destination resorts	502	510	1,063	1,172
Timetospa.com	470	489	842	998
Total product revenues	46,835	47,368	90,806	88,479
Total revenues	$261,246	$240,726	$508,877	$460,356

8. SEGMENT AND GEOGRAPHIC INFORMATION

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

As the Company operates as a single reportable segment, all required financial information is included in the accompanying condensed consolidated financial statements. The CODM does not review segment assets beyond the consolidated level presented in the condensed balance sheets. There are no intra-entity sales or transfers, and no significant expense categories are regularly provided to the CODM beyond those disclosed in the condensed consolidated statements of operations. Additional information regarding the Company’s services and products is provided in Note 7, “Revenue Recognition.”

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
U.S.	$4,163	$4,025	$8,195	$8,159
Other countries	3,680	5,214	8,557	11,425
Not connected to a country	253,403	231,487	492,125	440,772
Total	$261,246	$240,726	$508,877	$460,356

	As of
	June 30, 2026	December 31, 2025
Property and equipment, net:
U.S.	$4,152	$4,285
Not connected to a country	13,667	14,882
Other countries	12,285	8,142
Total	$30,104	$27,309

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Accumulated Other Comprehensive (Loss) Income for the Six Months Ended June 30, 2026			Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2025
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Derivative Hedge (1)	Accumulated Other Comprehensive Income (Loss)
Beginning of the period	$(244)	$(77)	$(321)	$(968)	$1,365	$397
Current period other comprehensive income (loss) before reclassifications	(18)	717	699	345	(745)	(400)
Amounts reclassified into earnings	-	(122)	(122)	-	(456)	(456)
Net current period other comprehensive income (loss)	(18)	595	577	345	(1,201)	(856)
Ending balance	$(262)	$518	$256	$(623)	$164	$(459)
(1)
See Note 10, “Fair Value Measurements and Derivatives.”

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at June 30, 2026 and December 31, 2025 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at June 30, 2026 and December 31, 2025 is comprised of amounts held in escrow accounts, as a result of a legal proceeding related to a tax assessment and is categorized as a Level 1 instrument. The fair value of outstanding long-term debt as of December 31, 2025 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company’s cash, restricted cash and long-term debt were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$40,360	$40,360	$16,306	$16,306
Restricted cash	1,198	1,198	1,198	1,198
Total cash	$41,558	$41,558	$17,504	$17,504
Term loan facility (a)	$82,494	(b)	$85,000	$85,740
(a)
The debt amounts above do not include the impact of the interest rate swap or debt issuance costs.
(b)
The Company’s outstanding long-term debt as of June 30, 2026 bears variable interest rates that are tied to SOFR plus an applicable margin. As these rates reset frequently and reflect current market conditions, the Company believes that the fair value of long-term debt as of June 30, 2026 approximates its carrying amount.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2026				Fair Value Measurements at December 31, 2025
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	$405	$—	$405	$—	$35	$—	$35	$—
Derivative financial instruments (1)	Other non- current assets	112	—	112	—	—	—	—	—
Total assets		$517	$—	$517	$—	$35	$—	$35	$—
Liabilities:
Derivative financial instruments (1)	Other current liabilities	$—	$—	$—	$—	$9	$—	$9	$—
Derivative financial instruments (1)	Other long-term liabilities	—	—	—	—	104	—	104	—
Total liabilities		$—	$—	$—	$—	$113	$—	$113	$—

(1)
Consists of an amount attributable to two interest rate swap contracts; see “Derivatives” below.

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

In September 2024, the Borrowers entered into two floating-to-fixed interest rate swap agreements with a notional amount of $70 million and $30 million, respectively, with Bank of America, N.A. to make a series of payments based on a fixed interest rate of 3.341% and 3.564%, respectively, and receive a series of payments based on the 1 Month USD-SOFR CME term which is used to hedge the Company’s exposure to changes in cash flows associated with its variable rate Term Loan Facility and has designated this derivative as a cash flow hedge. The interest rate swap agreements expire on September 20, 2027 and December 20, 2026, respectively. As of June 30, 2026, the aggregate notional amount of the interest rate swap agreements was $82.5 million.

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

The effect of the interest rate swap contract designated as cash flows hedging instrument on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain (loss) recognized in accumulated other comprehensive (loss) income	$294	$(186)	$717	$(745)

Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	$(56)	$(228)	$(122)	$(456)

11. INCOME TAXES

For the three months ended June 30, 2026 and 2025, the Company recorded an income tax expense of $0.2 million and $0.8 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded an income tax expense of $0.6 million and $1.2 million, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to foreign rate differential, including income earned in jurisdictions not subject to income taxes, withholding taxes due in various jurisdictions and the change in valuation allowance. The year over year decrease in rate is attributable to exiting certain jurisdictions that would carry a higher rate than the global effective rate.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020 and is included in “Accrued expenses” on the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

13. SUBSEQUENT EVENTS

The Company announced on July 29, 2026 that the Board of Directors approved a quarterly dividend payment of $0.05 per common share payable on September 2, 2026 to shareholders of record as of the close of business on August 19, 2026.

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

•
Average Weekly Revenue Per Destination Resort. A key indicator of productivity per destination resort health and wellness center. Revenue per destination resort health and wellness center in a period can be affected by the geographic mix of health and wellness centers in operation for such period. Typically, our U.S. and Caribbean health and wellness centers are larger and produce substantially more revenues per location than our Asia centers. Additionally, average weekly revenue can also be negatively impacted by renovations of our destination resort health and wellness centers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average Ship Count	202	191	202	192
Period End Ship Count	208	200	208	200
Average Weekly Revenue Per Ship	$96,614	$92,936	$94,255	$88,560
Average Revenue Per Shipboard Staff Per Day	$622	$608	$610	$585
Revenue Days	18,360	17,426	36,535	34,827
Average Resort Count	32	50	35	50
Period End Resort Count	25	51	25	51
Average Weekly Revenue Per Resort	$17,433	$13,019	$17,472	$14,116

Key Financial Definitions

Revenues. Revenues consist primarily of sales of services and sales of products to cruise ship passengers and destination resort guests. The following is a brief description of the components of our revenues:

•
Service revenues. Service revenues consist primarily of sales of health and wellness, aesthetics and fitness services, including a full range of body care, skin care, hair care, cosmetics, medi-spa, acupuncture, systemic detoxification and nutrition regimens, and mindfulness services, among others, to cruise ship passengers and destination resort guests. We bill our services at rates which inherently include an immaterial charge for products used in the rendering of such services, if applicable.
•
Product revenues. Product revenues consist primarily of sales of health, wellness, aesthetics and fitness related products, such as facial skincare, body care, orthotics and detox supplements to cruise ship passengers, destination resort guests and timetospa.com customers.

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

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended June 30, 2026	% of Total Revenue	Three Months Ended June 30, 2025	% of Total Revenue
(in thousands, except per share amounts)
REVENUES:
Service revenues	$214,411	82%	$193,358	80%
Product revenues	46,835	18%	47,368	20%
Total revenues	261,246	100%	240,726	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	176,895	68%	161,250	67%
Cost of products	39,781	15%	39,984	17%
Administrative	7,190	3%	4,410	2%
Salaries, benefits and payroll taxes	8,806	3%	8,821	4%
Amortization of intangible assets	4,064	2%	4,134	2%
Total cost of revenues and operating expenses	236,736	91%	218,599	91%
Income from operations	24,510	9%	22,127	9%
INTEREST EXPENSE, NET	(1,069)	0%	(1,395)	-1%
Income before income tax expense	23,441	9%	20,732	9%
INCOME TAX EXPENSE	226	0%	792	0%
NET INCOME	$23,215	9%	$19,940	8%
NET INCOME PER SHARE:
Basic	$0.23		$0.19
Diluted	$0.23		$0.19
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	102,048		103,211
Diluted	102,481		103,620

Comparison of Results for the three months ended June 30, 2026 compared to three months ended June 30, 2025

Revenues. Total revenues increased 9% to $261.2 million compared to $240.7 million for the second quarter of 2025, driven by a 4% increase in revenue days, health and wellness center expansion from 2026 new ship builds, and a 1.2% increase in average guest spend, contributing $14.5 million, $4.8 million and $2.7 million, respectively, to the increase in total revenues, of which $4.7 million was attributable to increased guest pre-booked services. Growth in our Maritime Total revenues was offset by a $1.3 million decrease in destination resorts total revenues, partially due to the closure of hotels where we had previously operated. The decrease in Product revenues was driven by the previously announced reorganization of operations in the United Kingdom and Italy.

The break-down of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended June 30, 2026 were $214.4 million, an increase of $21.1 million, or 11%, compared to $193.4 million for the three months ended June 30, 2025.
•
Product revenues. Product revenues for the three months ended June 30, 2026 were $46.8 million, a decrease of $0.5 million, or (1)%, compared to $47.4 million for the three months ended June 30, 2025.

Cost of services. Cost of services for the three months ended June 30, 2026 were $176.9 million, an increase of $15.6 million, or 10%, compared to $161.2 million for the three months ended June 30, 2025. The increase was primarily attributable to costs associated with increased Service revenues of $214.4 million in the quarter from our operating health and wellness centers at sea and on land, compared with Service revenues of $193.4 million in the second quarter of 2025.

Cost of products. Cost of products for the three months ended June 30, 2026 were $39.8 million, a decrease of $0.2 million, or (1)%, compared to $40.0 million for the three months ended June 30, 2025. The decrease was primarily attributable to costs associated with decreased Product revenues of $46.8 million in the quarter from our operating health and wellness centers at sea and on land, compared to Product revenues of $47.4 million in the second quarter of 2025.

Administrative. Administrative expenses for the three months ended June 30, 2026 were $7.2 million, an increase of $2.8 million, or 63%, compared to $4.4 million for the three months ended June 30, 2025. The increase was primarily due to $2.0 million in third-party fees for certain management and logistics services as a result of our previously announced restructuring, which were previously performed internally by company staff, and as such, the related costs have shifted from Salaries, benefits and payroll taxes to Administrative.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes were $8.8 million for both the three months ended June 30, 2026 and 2025. The consistency reflects a reduction in internal personnel costs during the three months ended June 30, 2026 resulting from the transition of certain management and logistics services to third-party providers, as discussed above, partially offset by annual merit increases and higher incentive-based compensation.

Amortization of intangible assets. Amortization of intangible assets was $4.1 million for each of the three-month periods ended June 30, 2026 and 2025.

Interest expense, net. Interest expense, net was $1.1 million for the three months ended June 30, 2026, compared to $1.4 million for the three months ended June 30, 2025. The decrease was primarily due to a $15.0 million reduction in the principal balance of the Term Loan Facility since June 30, 2025, including a $10.0 million discretionary prepayment in the third quarter of 2025 that satisfied scheduled amortization through 2027.

Income tax expense. Income tax expense for the three months ended June 30, 2026 was an expense of $0.2 million, a decrease of $0.6 million, or (71)%, compared to $0.8 million tax expense for the three months ended June 30, 2025. The decrease was primarily attributable to a mix of income earned in lower taxed jurisdictions.

Net income. Net income for the three months ended June 30, 2026 was $23.2 million, an increase of $3.3 million, or 16%, compared to a net income of $19.9 million for the three months ended June 30, 2025. This increase was primarily attributable to a $2.4 million improvement in operating income, a $0.6 million decrease in income tax expense, and a $0.3 million decrease in interest expense, net.

	Six Months Ended June 30, 2026	% of Total Revenue	Six Months Ended June 30, 2025	% of Total Revenue
(in thousands, except per share amounts)
REVENUES:
Service revenues	$418,071	82%	$371,877	81%
Product revenues	90,806	18%	88,479	19%
Total revenues	508,877	100%	460,356	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	345,207	68%	309,404	67%
Cost of products	77,600	15%	75,281	16%
Administrative	13,392	3%	8,623	2%
Salaries, benefits and payroll taxes	17,169	3%	19,816	4%
Amortization of intangible assets	8,132	2%	8,268	2%
Total cost of revenues and operating expenses	461,500	91%	421,392	92%
Income from operations	47,377	9%	38,964	8%
INTEREST EXPENSE, NET	(2,239)	0%	(2,542)	-1%
Income before income tax expense	45,138	9%	36,422	8%
INCOME TAX EXPENSE	593	0%	1,211	0%
NET INCOME	$44,545	9%	$35,211	8%
NET INCOME PER SHARE
Basic	$0.44		$0.34
Diluted	$0.44		$0.34
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	102,017		103,903
Diluted	102,395		104,345

Comparison of Results for the six months ended June 30, 2026 compared to six months ended June 30, 2025

Revenues. Total revenues increased 11% to $508.9 million compared to $460.4 million for the six months ended June 30, 2025, driven by a 4% increase in revenue days, a 2% increase in average guest spend, and fleet expansion, contributing $37.6 million, $7.7 million and $6.0 million, respectively, to the increase in Total revenues, of which $10 million was attributable to increased pre-booked revenues at health and wellness centers included in our ship count as of June 30, 2026. This was offset by a $2.5 million decrease in our land-based spa business, partially due to the closure of hotels where we had previously operated.

The break-down of revenue between service and product revenues was as follows:

•
Service revenues. Service revenues for the six months ended June 30, 2026 were $418.1 million, an increase of $46.2 million, or 12%, compared to $371.9 million for the six months ended June 30, 2025.
•
Product revenues. Product revenues for the six months ended June 30, 2026 were $90.8 million, an increase of $2.3 million, or 3%, compared to $88.5 million for the six months ended June 30, 2025.

Cost of services. Cost of services for the six months ended June 30, 2026 were $345.2 million, an increase of $35.8 million, or 12%, compared to $309.4 million for the six months ended June 30, 2025. The increase was primarily attributable to costs associated with increased Service revenues of $418.1 million in the six months ended June 30, 2026 from our operating health and wellness centers at sea and on land, compared with Service revenues of $371.9 million in the six months ended June 30, 2025.

Cost of products. Cost of products for the six months ended June 30, 2026 were $77.6 million, an increase of $2.3 million, or 3%, compared to $75.3 million for the six months ended June 30, 2025. The increase was primarily attributable to costs associated with increased Product revenues of $90.8 million in the six months ended June 30, 2026 from our operating health and wellness centers at sea and on land, compared to Product revenues of $88.5 million in the six months ended June 30, 2025.

Administrative. Administrative expenses for the six months ended June 30, 2026 were $13.4 million, an increase of $4.8 million, or 55%, compared to $8.6 million for the six months ended June 30, 2025. The increase was primarily due to $3.9 million in third-party fees for certain management and logistics services as a result of our previously announced restructuring, which were previously performed internally by company staff, and as such, the related costs have shifted from Salaries, benefits and payroll taxes to Administrative.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes for the six months ended June 30, 2026 were $17.2 million, a decrease of $2.6 million, or (13)%, compared to $19.8 million for the six months ended June 30, 2025. The decrease was primarily attributable to the non-recurrence of $2.5 million in separation-related expenses incurred during the first quarter of 2025 associated with the termination of employment of the Company’s former Chief Commercial Officer. The variance also reflects a reduction in internal personnel costs in the six months ended June 30, 2026 resulting from the transition of certain management and logistics services to third-party providers, as discussed above, partially offset by annual merit increases and higher incentive-based compensation.

Amortization of intangible assets. Amortization expense was $8.1 million and $8.3 million for the six-month periods ended June 30, 2026 and 2025, respectively.

Interest expense, net. Interest expense, net was $2.2 million for the six months ended June 30, 2026, compared to $2.5 million for the six months ended June 30, 2025. The decrease was primarily due to a $15.0 million reduction in the principal balance of the Term Loan Facility since June 30, 2025, including a $10.0 million discretionary prepayment in the third quarter of 2025 that satisfied scheduled amortization through 2027.

Income tax expense. Income tax expense for the six months ended June 30, 2026 was an expense of $0.6 million, a decrease of $0.6 million, or (51)%, compared to $1.2 million tax expense for the six months ended June 30, 2025. The decrease was primarily attributable to a mix of income earned in lower taxed jurisdictions.

Net income. Net income for the six months ended June 30, 2026 was $44.5 million, an increase of $9.3 million, or 27%, compared to net income of $35.2 million for the six months ended June 30, 2025. This increase was primarily attributable to an $8.4 million improvement in operating income, a $0.6 million decrease in income tax expense, and a $0.3 million decrease in interest expense, net.

Liquidity and Capital Resources

Overview

We fund our operations principally with cash flow from operations. Our principal uses for our liquidity during the six months ended June 30, 2026 included (i) funding investment in support of the operations of our health and wellness centers onboard cruise ships and in destination resorts, including working capital and capital expenditures for technology, infrastructure, and global operating infrastructure; (ii) a $2.5 million principal payment on our Term Loan Facility; and (iii) the payment of $10.2 million in Dividends.

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

Cash Flows

The following table shows summary cash flow information for the six months ended June 30, 2026 and the six months ended June 30, 2025.

(in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Net income	$44,545	$35,211
Depreciation and amortization	14,128	12,430
Amortization of deferred financing costs	143	154
Stock-based compensation	5,036	5,672
Provision for doubtful accounts	7	9
Noncash lease expense	(19)	14
Changes in working capital	(21,454)	(23,089)
Net cash provided by operating activities	42,386	30,401
Capital expenditures	(6,631)	(4,426)
Cash received in connection with divestiture	1,328	—
Net cash used in investing activities	(5,303)	(4,426)
Repurchase of common shares	(379)	(37,901)
Repayment on first lien and term loan facilities	(2,506)	(2,500)
Payment of deferred financing costs	—	(9)
Dividends	(10,152)	(8,295)
Net cash used in financing activities	(13,037)	(48,705)
Effect of exchange rates	8	319
Net increase (decrease) in cash, cash equivalents and restricted cash	$24,054	$(22,411)

Comparison of Results for the six months ended June 30, 2026 and 2025

Operating activities. Net cash provided by operating activities was $42.4 million and $30.4 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $12.0 million. This increase was due to a $10.4 million increase in net income, net of non-cash items, and a $1.6 million favorable change in working capital.

The increase in net income, net of non-cash items was primarily attributable to: (i) increased revenues resulting from a higher number of health and wellness center guests on our existing fleet, expansion of our fleet, and higher guest spend; and (ii) reduced interest expense attributable to lower debt balances. For further discussion, see “Results of Operations” above.

The $1.6 million favorable change in working capital reflected cash outflows of $21.5 million and $23.1 million for the six months ended June 30, 2026 and 2025, respectively.

The $21.5 million cash outflow from working capital for the six months ended June 30, 2026 was primarily driven by: (i) a $10.1 million decrease in accounts payable, primarily related to the timing of vendor payments; (ii) a $5.7 million increase in accounts receivable due to higher revenues relative to the prior year period; (iii) a $2.7 million increase in prepaid expenses, primarily due to an increase in prepaid software costs; and (iv) a $2.4 million use of cash related to accrued expenses.

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

Investing activities. Our net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $5.3 million and $4.4 million, respectively. The increase in cash used was primarily driven by continued investments in technology hardware and software, including artificial intelligence, partially offset by $1.3 million in proceeds received from the divestiture of two immaterial subsidiaries previously disclosed in our 2025 Form 10-K.

Financing activities. Our net cash used in financing activities for the six months ended June 30, 2026 and 2025 was $13.0 million and $48.7 million, respectively. For the six months ended June 30, 2026, the Company utilized $0.4 million to repurchase 16,134 of our common shares, repaid $2.5 million on the Term Loan Facility and paid Dividends of $10.2 million. For the six months ended June 30, 2025, the Company utilized $37.9 million to repurchase 2,094,000 of our common shares, repaid $2.5 million on the Term Loan Facility and paid Dividends of $8.3 million.

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

Contractual Obligations

As of June 30, 2026, our future contractual obligations have not changed significantly from the amounts disclosed in our 2025 Form 10-K.

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

Our critical accounting policies are included in our 2025 Form 10-K. We believe that there have been no significant changes during the six months ended June 30, 2026 to the critical accounting policies disclosed in our 2025 Form 10-K.

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
•
the Company’s results of operations and financial condition, including cash flows and liquidity;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risks, refer to Part II, Item 7A. - Quantitative and Qualitative Disclosures about Market Risk in our 2025 Form 10-K. There have been no material changes to our exposure to market risks since the date of our 2025 Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, the Company completed the implementation of a new enterprise resource planning system (the “ERP”) designed to enhance the integration and automation of its financial and operational processes. The implementation of the ERP system resulted in changes to internal controls over financial reporting, including updates to certain processes, transaction workflows, system based controls and data interfaces. These changes were part of a planned system upgrade intended to strengthen our internal control over financial reporting.

In connection with the ERP implementation, management performed testing and monitoring activities to validate the design and operating effectiveness of affected controls. These activities included user training, reconciliation procedures, and enhanced supervision during the transition period, among others.

Other than as described above, there has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information about our repurchases of common stock during the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (in millions)
April 1, 2026-April 30, 2026	-	-	-	$37.5
May 1, 2026-May 31, 2026	-	-	-	$37.5
June 1, 2026-June 30, 2026	16,134	$23.48	16,134	$37.1
Total	16,134		16,134

(1) On April 23, 2025, the Board of Directors approved a new share repurchase program to repurchase up to $75.0 million of its common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program has no expiration date and may be modified, suspended or terminated at any time. Refer to Note 5, “Equity,” under Item 1, Financial Statements for additional information.

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

Dated: July 30, 2026

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
President, Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer