Form 10-Q
period 2026-09-30
ONESPAWORLD HOLDINGS Ltd
filed 2026-10-29
CIK 1758488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 26, 2026, the registrant had 100,104,908 common shares issued and outstanding.

OneSpaWorld Holdings Limited

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and par value data)

	As of
	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,142	$16,306
Restricted cash	—	1,198
Accounts receivable, net	50,505	47,929
Inventories, net	60,071	58,837
Prepaid expenses	8,146	6,176
Other current assets	10,070	7,227
Total current assets	160,934	137,673
Property and equipment, net	30,694	27,309
Operating lease right-of-use assets, net	8,046	9,656
Intangible assets, net	498,796	511,007
OTHER ASSETS:
Deferred tax asset	325	325
Other non-current assets	22,760	21,125
Total other assets	23,085	21,450
Total assets	$721,555	$707,095
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$31,002	$31,792
Accrued expenses	39,460	37,410
Current portion of operating leases	1,383	1,979
Other current liabilities	705	771
Total current liabilities	72,550	71,952
Other long-term liabilities	212	186
Long-term operating leases	7,368	8,413
Long-term debt, net	70,522	83,967
Total liabilities	150,652	164,518
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Common stock:
Voting common stock, $0.0001 par value; 225,000,000 shares authorized, 100,104,908 issued and outstanding at September 30, 2026 and 101,390,002 shares issued and outstanding at December 31, 2025	10	10
Additional paid-in capital	777,056	795,852
Accumulated deficit	(206,598)	(252,964)
Accumulated other comprehensive income (loss)	435	(321)
Total shareholders' equity	570,903	542,577
Total liabilities and shareholders' equity	$721,555	$707,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Service revenues	$226,378	$208,042	$644,449	$579,919
Product revenues	50,154	50,476	140,960	138,955
Total revenues	276,532	258,518	785,409	718,874
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	184,263	172,077	529,470	481,481
Cost of products	42,568	42,858	120,168	118,139
Administrative	6,952	4,568	20,344	13,191
Salaries, benefits and payroll taxes	8,720	8,402	25,889	28,218
Amortization of intangible assets	4,079	4,131	12,211	12,399
Long-lived assets impairment	—	180	—	180
Total cost of revenues and operating expenses	246,582	232,216	708,082	653,608
Income from operations	29,950	26,302	77,327	65,266
INTEREST EXPENSE, NET	(1,179)	(1,379)	(3,418)	(3,921)
Income before income tax expense	28,771	24,923	73,909	61,345
INCOME TAX EXPENSE	530	578	1,123	1,789
NET INCOME	$28,241	$24,345	$72,786	$59,556
NET INCOME PER SHARE
Basic	$0.28	$0.24	$0.71	$0.57
Diluted	$0.28	$0.23	$0.71	$0.57
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	101,416	103,156	101,814	103,651
Diluted	101,864	103,618	102,216	104,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$28,241	$24,345	$72,786	$59,556
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(21)	(78)	(39)	267
Cash flow hedges:
Net unrealized gain (loss) on derivatives	263	84	980	(661)
Amount realized and reclassified into earnings	(63)	(227)	(185)	(683)
Total other comprehensive income (loss), net of tax	179	(221)	756	(1,077)
Total comprehensive income	$28,420	$24,124	$73,542	$58,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

		Three Months Ended September 30, 2026
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, June 30, 2026	101,499	$10	$790,610	$256	$(208,672)	$582,204
Net income	—	—	—	—	28,241	28,241
Stock-based compensation	—	—	2,524	—	—	2,524
Foreign currency translation adjustment	—	—	—	(21)	—	(21)
Repurchase and retirement of common shares (1)	(1,413)	—	(11,003)	—	(26,167)	(37,170)
Unrecognized gain on derivatives	—	—	—	200	—	200
Dividends (1)	—	—	(5,075)	—	—	(5,075)
Common shares issued under equity incentive plan	19	—	—	—	—	—
BALANCE, September 30, 2026	100,105	$10	$777,056	$435	$(206,598)	$570,903

		Nine Months Ended September 30, 2026
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2025	101,390	$10	$795,852	$(321)	$(252,964)	$542,577
Net income	—	—	—	—	72,786	72,786
Stock-based compensation	—	—	7,560	—	—	7,560
Foreign currency translation adjustment	—	—	—	(39)	—	(39)
Unrecognized gain on derivatives	—	—	—	795	—	795
Repurchase and retirement of common shares (1)	(1,429)	—	(11,129)	—	(26,420)	(37,549)
Dividends (1)	—	—	(15,227)	—	—	(15,227)
Common shares issued under equity incentive plan	144	—	—	—	—	—
BALANCE, September 30, 2026	100,105	$10	$777,056	$435	$(206,598)	$570,903

(1) See Note 5, “Equity” for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

(CONTINUED)

		Three Months Ended September 30, 2025
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ equity
BALANCE, June 30, 2025	102,697	$10	$814,701	$(459)	$(265,924)	$548,328
Net income	—	—	—	—	24,345	24,345
Stock-based compensation	—	—	2,079	—	—	2,079
Foreign currency translation adjustment	—	—	—	(78)	—	(78)
Unrecognized loss on derivatives	—	—	—	(143)	—	(143)
Repurchase and retirement of common shares	(816)	—	(6,433)	—	(11,199)	(17,632)
Dividends	—	—	(4,108)	—	—	(4,108)
Common shares issued under equity incentive plan	71	—	—	—	—	—
BALANCE, September 30, 2025	101,952	$10	$806,239	$(680)	$(252,778)	$552,791

		Nine Months Ended September 30, 2025
	Issued Common Voting Shares	Voting Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ equity
BALANCE, December 31, 2024	104,551	$10	$833,979	$397	$(279,889)	$554,497
Net income	—	—	—	—	59,556	59,556
Stock-based compensation	—	—	7,751	—	—	7,751
Foreign currency translation adjustment	—	—	—	267	—	267
Repurchase and retirement of common shares	(2,910)	—	(23,088)	—	(32,445)	(55,533)
Unrecognized loss on derivatives	—	—	—	(1,344)	—	(1,344)
Dividends	—	—	(12,403)	—	—	(12,403)
Common shares issued under equity incentive plan	311	—	—	—	—	—
BALANCE, September 30, 2025	101,952	$10	$806,239	$(680)	$(252,778)	$552,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,786	$59,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,887	18,840
Long-lived assets impairment	—	180
Amortization of deferred financing costs	311	356
Stock-based compensation	7,560	7,751
Provision for doubtful accounts	12	14
Loss from write-offs of property and equipment	18	—
Noncash lease (income) expense	(31)	12
Changes in:
Accounts receivable, net	(2,588)	(1,659)
Inventories, net	(1,234)	(16,543)
Prepaid expenses	(1,970)	(2,622)
Other current assets	(3,989)	(1,347)
Other non-current assets	(5,587)	(3,700)
Accounts payable	(790)	4,814
Accrued expenses	2,711	(1,971)
Other current liabilities	(57)	(117)
Other long-term liabilities	129	—
Net cash provided by operating activities	88,168	63,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,810)	(10,024)
Cash received in connection with divestiture	1,828	—
Net cash used in investing activities	(6,982)	(10,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(37,549)	(55,533)
Repayment on first lien and term loan facilities	(13,756)	(13,750)
Payment of deferred financing costs	—	(9)
Dividends	(15,227)	(12,403)
Net cash used in financing activities	(66,532)	(81,695)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	272
Net increase (decrease) in cash, cash equivalents and restricted cash	14,638	(27,883)
Cash, cash equivalents and restricted cash, Beginning of period	17,504	58,637
Cash, cash equivalents and restricted cash, End of period	$32,142	$30,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2,568	$2,027
Interest	$3,633	$4,773

The accompanying notes are an integral part of the condensed consolidated financial statements.

ONESPAWORLD HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Restricted Cash

As of December 31, 2025, restricted cash consisted of cash collateral supporting a standby letter of credit issued in connection with a legal proceeding related to a value added tax assessment. See Note 12, “Commitments and Contingencies,” for further information. During the three months ended September 30, 2026, that letter of credit was replaced with a standby letter of credit issued under the Company’s revolving credit facility (see Note 4, “Long-Term Debt”), and the cash collateral was released. As a result, the Company had no restricted cash as of September 30, 2026. The following table reconciles cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets as of September 30, 2026 and 2025 to the total amounts presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Balance as of September 30,
	2026	2025
Cash and cash equivalents	$32,142	$29,556
Restricted cash	—	1,198
Total cash and restricted cash in the condensed consolidated statement of cash flows	$32,142	$30,754

Inventories

Inventories, consisting principally of personal care products, are stated at the lower of cost, as determined on a first-in, first-out basis, or net realizable value. All inventory balances are comprised of finished goods used in beauty and health and wellness services or held for sale to customers. Inventory reserve is recorded to write down the cost of inventory to the net realizable value. No material inventory reserve was necessary for the three and nine months ended September 30, 2026 and 2025.

Other Assets-Deferred Costs

Costs incurred to enter into new or renew long-term contracts are capitalized and amortized to cost of revenues over the term of the contract. Deferred contract costs, which relate to fees accrued to cruise line partners, amounted to $22.4 million and $20.8 million as of September 30, 2026 and December 31, 2025, respectively, and are presented within other non-current assets in the accompanying condensed consolidated balance sheets. Amortization of deferred contract costs was $1.1 million for each of the three months ended September 30, 2026 and 2025. Amortization of the deferred contract costs was $4.0 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization of deferred costs is included in cost of services in the accompanying condensed consolidated statements of operations.

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

The following table provides details underlying OneSpaWorld’s income per basic and diluted share calculation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$28,241	$24,345	$72,786	$59,556
Denominator:
Weighted average shares outstanding – Basic	101,416	103,156	101,814	103,651
Dilutive effect of stock-based awards	448	462	402	449
Weighted average shares outstanding – Diluted	101,864	103,618	102,216	104,100
Net income per share:
Basic	$0.28	$0.24	$0.71	$0.57
Diluted	$0.28	$0.23	$0.71	$0.57

The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Performance stock units	268	181	268	181

Adoption of Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05 (“ASU 2025-05”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is effective for fiscal years beginning after December 15, 2025, and interim periods within those years. The Company adopted this guidance on a prospective basis effective January 1, 2026. The ASU provides a practical expedient allowing the Company to assume that economic conditions existing as of the reporting date will remain constant throughout the remaining expected life of its accounts receivable. By electing this expedient, the Company is no longer required to incorporate forward-looking macroeconomic forecasts into its estimate of expected credit losses. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure, in the notes to the financial statements, of certain expense categories included in relevant expense captions presented on the face of the income statement. ASU 2024-03, as clarified by ASU No. 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 removes all references to software development project stages and replaces them with a principles-based framework for recognizing and capitalizing internal-use software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact that the adoption of ASU 2025-06 will have on its consolidated financial statements and related disclosures.

3. INTANGIBLE ASSETS

Intangible assets consist of finite and indefinite life assets. The following is a summary of the Company’s intangible assets as of September 30, 2026 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(116,824)	$487,876	39
Destination resort agreements	17,900	(12,380)	5,520	15
Trade name	6,200	(800)	5,400	Indefinite-life
Licensing agreement	1,000	(1,000)	—	8
	$629,800	$(131,004)	$498,796

The following is a summary of the Company’s intangible assets as of December 31, 2025 (in thousands, except amortization period):

	Cost	Accumulated Amortization and Impairment	Net Balance	Weighted Average Amortization Period (in years)
Retail concession agreements	$604,700	$(105,195)	$499,505	39
Destination resort agreements	17,900	(11,798)	6,102	15
Trade name	6,200	(800)	5,400	Indefinite-life
Licensing agreement	1,000	(1,000)	—	8
	$629,800	$(118,793)	$511,007

The Company amortizes intangible assets with definite lives on a straight-line basis over their estimated useful lives. Amortization expense was $4.1 million for each of the three-month periods ended September 30, 2026 and 2025. Amortization expense was $12.2 million and $12.4 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Amortization expense is estimated to be $4.1 million for the remainder of 2026 and $16.3 million in each of the years 2027 through 2031.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands, except interest rate):

	Interest Rate As of			As of
	September 30, 2026	December 31, 2025	Maturities Through	September 30, 2026	December 31, 2025
Term loan facility	5.7%	5.9%	2029	$71,244	$85,000
Less: unamortized debt issuance cost				(722)	(1,033)
Long-term debt, net				$70,522	$83,967

On September 20, 2024 (the “Closing Date”), the Company and its subsidiaries, Dory Acquisition Sub, Inc. (“Dory Acquisition”) and OneSpaWorld (Maritime) Limited, formerly known as OneSpaWorld (Bahamas) Limited (“OneSpaWorld (Maritime)” and together with Dory Acquisition, the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders party thereto, providing for senior secured credit facilities consisting of (x) a term loan facility of $100 million (the “Term Loan Facility”), of which $70 million was borrowed by Dory Acquisition and $30 million was borrowed by OneSpaWorld (Maritime), and which was fully drawn on the Closing Date, and (y) a revolving loan facility of up to $50 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which Revolving Facility remained undrawn as of September 30, 2026. The Revolving Facility includes borrowing capacity available for letters of credit up to $5 million. Any issuance of letters of credit reduces the amount available under the Revolving Facility. The Credit Facilities mature on September 20, 2029.

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

The Term Loan Facility requires the Borrowers to make certain mandatory prepayments, with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the ability to reinvest such proceeds and certain other exceptions, and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the definitive agreements (but excluding debt incurred to refinance the Credit Facilities). The Borrowers also are required to make quarterly amortization payments equal to 1.25% of the original principal amount of the Term Loan Facility commencing on March 31, 2025 (subject to reductions by optional and mandatory prepayments of the loans). The Borrowers may prepay the Credit Facilities at any time without premium or penalty, subject to payment of customary breakage costs. During the year ended December 31, 2025, we made $15.0 million in total principal payments on our Term Loan Facility. These payments consisted of $5.0 million in aggregate required quarterly amortization payments and a $10.0 million voluntary prepayment, which satisfied in full all scheduled amortization payments for 2026 and 2027. During the nine months ended September 30, 2026, we made an additional $13.8 million in voluntary prepayments on the Term Loan Facility, consisting of $2.5 million during the six months ended June 30, 2026 and $11.3 million during the three months ended September 30, 2026. As a result of the 2025 and 2026 voluntary prepayments, all remaining scheduled quarterly amortization payments prior to maturity have been satisfied in full, and the remaining principal balance is due at maturity in 2029, as reflected in the table below.

The Credit Agreement contains a financial covenant requiring the Company and its restricted subsidiaries to maintain a maximum consolidated total leverage ratio of 4.00 to 1.00, subject to certain exceptions, and a minimum fixed charge coverage ratio of 1.25 to 1.00. Additionally, the Credit Agreement contains a number of customary negative covenants that restrict, among other things and in each case subject to specified exceptions, the Company’s and its restricted subsidiaries’ ability to: consummate consolidations, mergers and sales of assets; grant certain liens; incur additional debt; pay certain dividends; and engage in transactions with affiliates. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Credit Facilities are entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor.

The following are scheduled principal repayments on long-term debt as of September 30, 2026 for each of the next five years and thereafter (in thousands):

Year	Amount
Remainder of 2026	$—
2027	—
2028	—
2029	71,244
2030	—
Thereafter	—
Total	$71,244

Borrowing Capacity:

During the three months ended September 30, 2026, the Company issued a $1.2 million standby letter of credit under the Revolving Facility in connection with the matter described in Note 12, “Commitments and Contingencies,” to replace a cash-collateralized letter of credit issued by another financial institution, and the related cash collateral, previously reported as restricted cash, was released. The standby letter of credit is unsecured and had not been drawn upon as of September 30, 2026.

As of September 30, 2026, our available borrowing capacity under the Revolving Facility was $48.8 million, net of the $1.2 million outstanding standby letter of credit, and no amounts were borrowed. Utilization of the borrowing capacity was as follows (in thousands):

	Borrowing Capacity	Letters of Credit Outstanding	Amount Borrowed	Available Borrowing Capacity
Revolving Facility	$50,000	$1,198	$—	$48,802

5. EQUITY

Dividends Declared Per Common Share

On July 22, 2026, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, totaling $5.1 million, which was paid on September 2, 2026 to shareholders of record as of the close of business on August 19, 2026. Cash dividends declared totaled $0.05 and $0.15 per share for the three and nine months ended September 30, 2026, respectively, and $0.04 and $0.12 per share for the three and nine months ended September 30, 2025, respectively. Cash dividends paid totaled $15.2 million and $12.4 million for the nine months ended September 30, 2026 and 2025, respectively. See Note 13, “Subsequent Events,” for information regarding additional dividends declared subsequent to the balance sheet date.

Share Repurchase Program

On April 23, 2025, the Board of Directors approved a share repurchase program to repurchase up to $75.0 million of its common stock (the “2025 Share Repurchase Program”). As of the approval date, $0.9 million remained available under the 2024 Share Repurchase Program, which was cancelled upon the adoption of the 2025 Share Repurchase Program. Repurchases under the 2025 Share Repurchase Program were funded through the Company’s available cash. During the nine months ended September 30, 2026, the Company repurchased 1,428,708 shares of common stock at an aggregate cost of $37.5 million under the 2025 Share Repurchase Program, including 1,412,574 shares at an aggregate cost of $37.2 million during the three months ended September 30, 2026. Upon settlement of the repurchases, the acquired common shares reverted to authorized but unissued shares. The Company allocated the excess of the repurchase price over the par value of the shares acquired between additional paid-in capital and accumulated deficit. In August 2026, the Company completed the 2025 Share Repurchase Program, having repurchased an aggregate of 3,213,083 shares of common stock at an aggregate cost of $75.0 million since its inception, and no amount remains available for future repurchases under the program. See Note 13, “Subsequent Events,” for information regarding a new share repurchase program approved subsequent to the balance sheet date.

6. STOCK-BASED COMPENSATION

The share-based compensation expense for the three months ended September 30, 2026 and 2025 was $2.5 million and $2.1 million, respectively, which is included as a component of salaries, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The share-based compensation expense for the nine months ended September 30, 2026 and 2025 was $7.6 million and $7.8 million, respectively, and is included as a component of salaries, benefits and payroll taxes in the accompanying condensed consolidated statements of operations.

The expense for the nine months ended September 30, 2025 included $1.4 million of incremental expense related to the accelerated vesting of certain restricted stock units (“RSUs”) and performance stock units (“PSUs”) in connection with a previously announced executive departure in March 2025.

The following is a summary of activity related to RSUs for the nine months ended September 30, 2026:

RSUs	Number of Awards	Weighted-Average Grant Date Fair Value

Non-vested share units as of December 31, 2025	543,449	$20.02
Granted	60,188	25.96
Vested	(74,064)	22.11
Forfeited	(3,101)	18.27
Non-vested share units as of September 30, 2026	526,472	$20.42

The following is a summary of activity related to PSUs for the nine months ended September 30, 2026:

PSUs	Number of Performance-Based Awards	Weighted-Average Grant Date Fair Value

Non-vested share units as of December 31, 2025	532,642	$18.49
Granted (1)	3,868	19.50
Vested	(63,568)	19.50
Forfeited	(3,103)	18.27
Non-vested share units as of September 30, 2026	469,839	$18.36

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

Gift Cards

The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records a contract liability to customers. The liability is relieved, and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for products or services. The Company records revenue from an estimate of unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in “Other current liabilities” on the Company’s condensed consolidated balance sheets and was not material as of September 30, 2026 and December 31, 2025, respectively.

Customer Loyalty Rewards Program

The Company initiated a customer loyalty program during October 2019 in which customers earn points based on their spending on timetospa.com. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to Product revenues at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs was not material as of September 30, 2026 and December 31, 2025.

Contract Balances

Receivables from the Company’s contracts with customers are included within accounts receivables, net in the consolidated balance sheets. Such amounts are typically remitted to us by our cruise line or destination resort partners, except for online sales, and are net of commissions they withhold. Although paid by our cruise line partners, customers are typically required to pay with major credit cards, reducing our credit risk to individual customers. Amounts are billed immediately, and our cruise line and destination resort partners typically remit payments to us within 30 days. As of September 30, 2026 and December 31, 2025, our Accounts receivable, net from contracts with customers were $50.5 million and $47.9 million, respectively. Our contract liabilities for gift cards and customer loyalty programs are described above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service revenues:
Maritime	$221,229	$201,461	$624,705	$556,321
Destination Resorts	5,149	6,581	19,744	23,598
Total service revenues	226,378	208,042	644,449	579,919
Product revenues:
Maritime	48,980	49,698	137,881	136,007
Destination Resorts	524	473	1,587	1,645
Timetospa.com	650	305	1,492	1,303
Total product revenues	50,154	50,476	140,960	138,955
Total revenues	$276,532	$258,518	$785,409	$718,874

8. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates health and wellness centers on cruise ships and in destination resorts, offering health and wellness services and selling health, wellness, aesthetics and fitness related products. The Maritime and Destination Resorts operating segments are aggregated into a single reportable segment due to their similar business and economic characteristics, operations, services offerings, product offerings and classes of customers. While separate financial information is available for the operating segments, the Company’s Chief Executive Officer, who serves as the Company’s Chief Operating Decision Maker (“CODM”), primarily reviews financial results and makes decisions on a consolidated basis. Our CODM utilizes consolidated financial information to evaluate performance, allocate resources, and make strategic decisions, including those related to capital expenditures and personnel. The CODM regularly analyzes net income (loss) and its components, as reported in the condensed consolidated statements of operations, to assess operating trends, evaluate budget-to-actual variances, and inform strategic and operational decisions. All expense categories presented in the condensed consolidated statements of operations are considered significant, with no additional segment expenses requiring disclosure.

As the Company operates as a single reportable segment, all required financial information is included in the accompanying condensed consolidated financial statements. The CODM does not review segment assets beyond the consolidated level presented in the condensed consolidated balance sheets. There are no intra-entity sales or transfers, and no significant expense categories are regularly provided to the CODM beyond those disclosed in the condensed consolidated statements of operations. Additional information regarding the Company’s services and products is provided in Note 7, “Revenue Recognition.”

The basis for determining the geographic information below is based on the countries in which the Company operates. The Company is not able to identify the country of origin for the customers to which revenues from cruise ship operations relate. Geographic information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
U.S.	$3,974	$3,559	$12,168	$11,718
Other countries	2,436	3,953	10,992	15,378
Not connected to a country	270,122	251,006	762,249	691,778
Total	$276,532	$258,518	$785,409	$718,874

	As of
	September 30, 2026	December 31, 2025
Property and equipment, net:
U.S.	$4,557	$4,285
Other countries	13,113	8,142
Not connected to a country	13,024	14,882
Total	$30,694	$27,309

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Accumulated Other Comprehensive (Loss) Income for the Nine Months Ended September 30, 2026			Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Hedges (1)	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustments	Changes Related to Cash Flow Hedges (1)	Accumulated Other Comprehensive Income (Loss)
Balance, beginning of the period	$(244)	$(77)	$(321)	$(968)	$1,365	$397
Current period other comprehensive income (loss) before reclassifications	(39)	980	941	267	(661)	(394)
Amounts reclassified into earnings	-	(185)	(185)	-	(683)	(683)
Net current period other comprehensive income (loss)	(39)	795	756	267	(1,344)	(1,077)
Balance, end of the period	$(283)	$718	$435	$(701)	$21	$(680)
(1)
See Note 10, “Fair Value Measurements and Derivatives.”

10. FAIR VALUE MEASUREMENTS AND DERIVATIVES

Fair Value Measurements

Cash and cash equivalents at September 30, 2026 and December 31, 2025 are comprised of cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Restricted cash at December 31, 2025 was comprised of cash collateral supporting a standby letter of credit issued in connection with a legal proceeding related to a value added tax assessment (see Note 2, “Summary of Significant Accounting Policies”) and was categorized as a Level 1 instrument. There was no restricted cash at September 30, 2026. The fair value of outstanding long-term debt as of December 31, 2025 is estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years-to-maturity and adjusted for credit risk, which represents a Level 3 measurement in the fair value hierarchy. The carrying amounts and estimated fair values of the Company’s cash, restricted cash and long-term debt were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$32,142	$32,142	$16,306	$16,306
Restricted cash	-	-	1,198	1,198
Total cash	$32,142	$32,142	$17,504	$17,504
Term loan facility (a)	$71,244	(b)	$85,000	$85,740
(a)
The debt amounts above do not include the impact of the interest rate swap agreements or debt issuance costs.
(b)
The Company’s outstanding long-term debt as of September 30, 2026 bears variable interest rates that are tied to SOFR plus an applicable margin. As these rates reset frequently and reflect current market conditions, the Company believes that the fair value of long-term debt as of September 30, 2026 approximates its carrying amount.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2026				Fair Value Measurements at December 31, 2025
Description	Balance Sheet Location	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	Other current assets	717	—	717	—	35	—	35	—
Total assets		$717	$—	$717	$—	$35	$—	$35	$—
Liabilities:
Derivative financial instruments (1)	Other current liabilities	$—	$—	$—	$—	$9	$—	$9	$—
Derivative financial instruments (1)	Other long-term liabilities	—	—	—	—	104	—	104	—
Total liabilities		$—	$—	$—	$—	$113	$—	$113	$—

(1)
Consists of an amount attributable to two interest rate swap agreements; see “Derivatives” below.

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

The Company assesses whether derivatives used in hedging transactions are “highly effective” in offsetting changes in the cash flow of its hedged forecasted transactions. The Company uses regression analysis for these hedge relationships and high effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the fair values of the derivatives and the hedged forecasted transaction. Cash flows from the derivatives are classified in the same category as the cash flows from the underlying hedged transaction. The interest rate swap agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective agreement without an exchange of the underlying notional amount. The Company classifies derivative instrument cash flows from hedges of benchmark interest rate as operating activities due to the nature of the hedged item. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. If it is determined that the hedged forecasted transaction is no longer probable of occurring, then the amount recognized in accumulated other comprehensive income (loss) is released to earnings.

The Company monitors concentrations of credit risk associated with financial and other institutions with which the Company conducts significant business. Credit risk, including, but not limited to, counterparty nonperformance under derivatives, is not considered significant, as the Company primarily conducts business with large, well-established financial institutions with which the Company has established relationships, and which have credit risks acceptable to the Company. The Company does not anticipate nonperformance by its counterparty. The amount of the Company’s credit risk exposure is equal to the fair value of the derivatives when they are in a net gain position.

In September 2024, the Borrowers entered into two floating-to-fixed interest rate swap agreements with notional amounts of $70 million and $30 million, respectively, with Bank of America, N.A. to make a series of payments based on a fixed interest rate of 3.341% and 3.564%, respectively, and receive a series of payments based on the 1 Month USD-SOFR CME term rate, which are used to hedge the Company’s exposure to changes in cash flows associated with its variable rate Term Loan Facility. The Company has designated the interest rate swap agreements as cash flow hedges. The interest rate swap agreements expire on September 20, 2027 and December 20, 2026, respectively. As of September 30, 2026, the aggregate notional amount of the interest rate swap agreements was $71.2 million.

There was no ineffectiveness related to the interest rate swap agreements. The gain or loss on the derivatives is recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company expects to reclassify $0.7 million of income from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

The fair value of the interest rate swap agreements is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves)

derived from observable market interest rate curves. The interest rate swap agreements were categorized as Level 2 in the fair value hierarchy. The Company is not required to post cash collateral related to these derivative instruments.

The effect of the interest rate swap agreements designated as cash flow hedging instruments on the condensed consolidated financial statements was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain (loss) recognized in accumulated other comprehensive (loss) income	$263	$84	$980	$(661)

Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	$(63)	$(227)	$(185)	$(683)

11. INCOME TAXES

The Company recorded income tax expense of $0.5 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $1.1 million and $1.8 million, respectively. The difference between the expected provision for income taxes using the 21% U.S. federal income tax rate and the Company’s actual provision is primarily attributable to foreign rate differential, including income earned in jurisdictions not subject to income taxes, withholding taxes due in various jurisdictions and the change in valuation allowance. The year-over-year decrease in the effective tax rate was primarily attributable to exiting certain jurisdictions with tax rates higher than the Company’s global effective tax rate.

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

In February 2020, the Company received a formal assessment of $1.9 million by a foreign tax authority over how the value added tax (“VAT”) law was applied on the change in the ultimate beneficial ownership of one of our subsidiaries as result of the business combination in March 2019. The Company is disputing the assessment and has recorded an accrual of $1.2 million for this matter during the year ended December 31, 2020 and is included in “Accrued expenses” on the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. In connection with this matter, the Company has provided a $1.2 million standby letter of credit, which was previously secured by cash collateral reported as restricted cash and, as of September 30, 2026, is issued under the Revolving Facility (see Note 4, “Long-Term Debt”). The Company believes the ultimate outcome of this matter will not have a material adverse impact on the consolidated financial statements.

13. SUBSEQUENT EVENTS

On October 20, 2026, the Board of Directors approved a quarterly dividend payment of $0.0625 per common share payable on December 2, 2026 to shareholders of record as of the close of business on November 18, 2026.

On October 20, 2026, following the completion of the 2025 Share Repurchase Program in August 2026, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $100 million of its common stock. The share repurchases will be funded through the Company’s available surplus cash and may be made from time to time on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise, in accordance with applicable securities laws. The share repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any specific value or number of shares of its common stock under the program.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average Ship Count	206	199	203	195
Period End Ship Count	207	204	207	204
Average Weekly Revenue Per Ship	$99,965	$95,675	$96,203	$91,014
Average Revenue Per Shipboard Staff Per Day	$639	$622	$620	$598
Revenue Days	18,921	18,338	55,456	53,165
Average Resort Count	23	50	31	50
Period End Resort Count	23	49	23	49
Average Weekly Revenue Per Resort	$18,511	$10,794	$17,737	$12,998

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

Income tax expense. Income tax expense consists of current and deferred U.S. federal, state and local income taxes, as well as foreign income and withholding taxes in the various jurisdictions in which we operate. A significant portion of our income is earned in jurisdictions that are not subject to income taxes.

Net income. Net income consists of income from operations less other expense and income tax expense.

Revenue Drivers and Business Trends

Our revenues and financial performance are impacted by a multitude of factors, including, but not limited to:

•
The number of health and wellness centers we operate on cruise ships and in destination resorts. The number of cruise ships on which we operate during each period is primarily impacted by our renewal of existing cruise line partner agreements, introductions of new ships to service under our existing agreements, agreements with new cruise line partners, ships temporarily out of service for maintenance and repair, ships temporarily out of service undergoing enhancements to their facilities and operations, including enhancements to our health and wellness centers, ships and itineraries impacted by temporary adverse weather conditions, and ships prevented from sailing due to outbreaks of illnesses, among other factors. The number of destination resorts in which we operate during each period is primarily attributable to renewal of existing agreements with destination resort partners, certain of our health and wellness centers undergoing renovations to enhance operations, and destination resorts temporarily prevented from operating due to adverse weather conditions and outbreaks of illnesses, among other factors.
•
The size and offerings of new and enhanced health and wellness centers. We have focused on innovating and implementing higher value added and price point services such as medi-spa and advanced facial techniques, which require treatment rooms equipped with specific equipment and staff trained to perform these services. As our cruise line partners continue to invest in new ships and optimize existing vessels with enhanced health and wellness centers that allow for more advanced treatment rooms and larger staff sizes, we are able to increase the availability of these services, driving an overall shift towards a more profitable service mix.
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
•
Our revenues and financial performance may be impacted by other risks and uncertainties, including, without limitation, those set forth under the section entitled “Risk Factors” in Part I, Item 1A of the Company’s 2025 Form 10-K.

The effect of each of these factors on our revenues and financial performance varies from period to period.

Recent Accounting Pronouncements

Refer to Note 2 to the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements.

Results of Operations

	Three Months Ended September 30, 2026	% of Total Revenue	Three Months Ended September 30, 2025	% of Total Revenue
(in thousands, except per share amounts)
REVENUES:
Service revenues	$226,378	82%	$208,042	80%
Product revenues	50,154	18%	50,476	20%
Total revenues	276,532	100%	258,518	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	184,263	67%	172,077	67%
Cost of products	42,568	15%	42,858	17%
Administrative	6,952	3%	4,568	2%
Salaries, benefits and payroll taxes	8,720	3%	8,402	3%
Amortization of intangible assets	4,079	1%	4,131	2%
Long-lived assets impairment	—	0%	180	0%
Total cost of revenues and operating expenses	246,582	89%	232,216	90%
Income from operations	29,950	11%	26,302	10%
INTEREST EXPENSE, NET	(1,179)	0%	(1,379)	(1)%
Income before income tax expense	28,771	10%	24,923	10%
INCOME TAX EXPENSE	530	0%	578	0%
NET INCOME	$28,241	10%	$24,345	9%
NET INCOME PER SHARE:
Basic	$0.28		$0.24
Diluted	$0.28		$0.23
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	101,416		103,156
Diluted	101,864		103,618

Comparison of Results for the three months ended September 30, 2026 compared to three months ended September 30, 2025

Revenues. Total revenues increased 7% to $276.5 million compared to $258.5 million in the third quarter of 2025, driven by a 3.3% increase in average guest spend, fleet expansion due to 2026 vessel newbuilds, and higher volumes, primarily reflecting a 1.8% increase in revenue days net of 2026 fleet expansion and an increase in guest count, contributing $8.2 million, $7.0 million and $4.3 million, respectively, to the increase in total revenues for the period. Contributing to the increased volume and spend was $6.9 million in increased pre-booked revenues at health and wellness centers included in our ship count as of September 30, 2026. Growth in our maritime total revenues was partially offset by a $1.4 million decrease in our destination resorts total revenues, due in part to the closure of hotels where we had previously operated. The decrease in product revenues was driven by the previously announced reorganization of operations in the United Kingdom and Italy, which decreased product revenues by $1.3 million.

The breakdown of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the three months ended September 30, 2026 were $226.4 million, an increase of $18.3 million, or 9%, compared to $208.0 million for the three months ended September 30, 2025.
•
Product revenues. Product revenues for the three months ended September 30, 2026 were $50.2 million, a decrease of $0.3 million, or (1)%, compared to $50.5 million for the three months ended September 30, 2025.

Cost of services. Cost of services for the three months ended September 30, 2026 was $184.3 million, an increase of $12.2 million, or 7%, compared to $172.1 million for the three months ended September 30, 2025. The increase was primarily attributable to costs associated with increased Service revenues of $226.4 million in the quarter from our operating health and wellness centers at sea and on land, compared with Service revenues of $208.0 million in the third quarter of 2025.

Cost of products. Cost of products for the three months ended September 30, 2026 was $42.6 million, a decrease of $0.3 million, or (1)%, compared to $42.9 million for the three months ended September 30, 2025. The decrease was primarily attributable to costs associated with decreased Product revenues of $50.2 million in the quarter from our operating health and wellness centers at sea and on land, compared to Product revenues of $50.5 million in the third quarter of 2025.

Administrative. Administrative expenses for the three months ended September 30, 2026 were $7.0 million, an increase of $2.4 million, or 52%, compared to $4.6 million for the three months ended September 30, 2025. The increase was primarily due to $2.1 million in third-party fees for certain management and logistics services as a result of our previously announced restructuring, which were previously performed internally by company staff, and as such, the related costs have shifted from Salaries, benefits and payroll taxes to Administrative.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes for the three months ended September 30, 2026 were $8.7 million, an increase of $0.3 million, or 4%, compared to $8.4 million for the three months ended September 30, 2025. The increase was primarily attributable to annual merit increases and higher incentive-based compensation, partially offset by a reduction in internal personnel costs resulting from the transition of certain management and logistics services to third-party providers.

Amortization of intangible assets. Amortization of intangible assets was $4.1 million for each of the three-month periods ended September 30, 2026 and 2025.

Interest expense, net. Interest expense, net was $1.2 million for the three months ended September 30, 2026, compared to $1.4 million for the three months ended September 30, 2025. The decrease was primarily due to a $15.0 million reduction in the principal balance of the Term Loan Facility since September 30, 2025, including $13.8 million of voluntary prepayments during the nine months ended September 30, 2026, of which $11.3 million was prepaid in the third quarter of 2026, which satisfied all remaining scheduled amortization prior to maturity.

Income tax expense. Income tax expense was $0.5 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively.

Net income. Net income for the three months ended September 30, 2026 was $28.2 million, an increase of $3.9 million, or 16%, compared to a net income of $24.3 million for the three months ended September 30, 2025. This increase was primarily attributable to a $3.6 million improvement in operating income and a $0.2 million decrease in interest expense, net, as discussed above.

	Nine Months Ended September 30, 2026	% of Total Revenue	Nine Months Ended September 30, 2025	% of Total Revenue
(in thousands, except per share amounts)
REVENUES:
Service revenues	$644,449	82%	$579,919	81%
Product revenues	140,960	18%	138,955	19%
Total revenues	785,409	100%	718,874	100%
COST OF REVENUES AND OPERATING EXPENSES:
Cost of services	529,470	67%	481,481	67%
Cost of products	120,168	15%	118,139	16%
Administrative	20,344	3%	13,191	2%
Salaries, benefits and payroll taxes	25,889	3%	28,218	4%
Amortization of intangible assets	12,211	2%	12,399	2%
Long-lived assets impairment	—	0%	180	0%
Total cost of revenues and operating expenses	708,082	90%	653,608	91%
Income from operations	77,327	10%	65,266	9%
INTEREST EXPENSE, NET	(3,418)	0%	(3,921)	(1)%
Income before income tax expense	73,909	9%	61,345	9%
INCOME TAX EXPENSE	1,123	0%	1,789	0%
NET INCOME	$72,786	9%	$59,556	8%
NET INCOME PER SHARE
Basic	$0.71		$0.57
Diluted	$0.71		$0.57
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	101,814		103,651
Diluted	102,216		104,100

Comparison of Results for the nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Revenues. Total revenues increased 9% to $785.4 million compared to $718.9 million for the nine months ended September 30, 2025, driven by a 1.9% increase in average guest spend, fleet expansion due to 2026 vessel newbuilds, and higher volumes, primarily reflecting a 3.0% increase in revenue days net of 2026 fleet expansion and an increase in guest count, contributing $15.9 million, $13.0 million and $41.9 million, respectively, to the increase in total revenues for the period. Contributing to the increased volume and spend was $17.0 million in increased pre-booked revenues at health and wellness centers included in our ship count as of September 30, 2026. Growth in our maritime total revenues was partially offset by a $3.9 million decrease in our destination resorts total revenues, due in part to the closure of hotels where we had previously operated.

The breakdown of revenue growth between service and product revenues was as follows:

•
Service revenues. Service revenues for the nine months ended September 30, 2026 were $644.4 million, an increase of $64.5 million, or 11%, compared to $579.9 million for the nine months ended September 30, 2025.
•
Product revenues. Product revenues for the nine months ended September 30, 2026 were $141.0 million, an increase of $2.0 million, or 1%, compared to $139.0 million for the nine months ended September 30, 2025.

Cost of services. Cost of services for the nine months ended September 30, 2026 was $529.5 million, an increase of $48.0 million, or 10%, compared to $481.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to costs associated with increased Service revenues of $644.4 million in the nine months ended September 30, 2026 from our operating health and wellness centers at sea and on land, compared with Service revenues of $579.9 million in the nine months ended September 30, 2025.

Cost of products. Cost of products for the nine months ended September 30, 2026 was $120.2 million, an increase of $2.0 million, or 2%, compared to $118.1 million for the nine months ended September 30, 2025. The increase was primarily attributable to costs associated with increased Product revenues of $141.0 million in the nine months ended September 30, 2026 from our operating health and wellness centers at sea and on land, compared to Product revenues of $139.0 million in the nine months ended September 30, 2025.

Administrative. Administrative expenses for the nine months ended September 30, 2026 were $20.3 million, an increase of $7.2 million, or 54%, compared to $13.2 million for the nine months ended September 30, 2025. The increase was primarily due to $6.0 million in third-party fees for certain management and logistics services as a result of our previously announced restructuring, which were previously performed internally by company staff, and as such, the related costs have shifted from Salaries, benefits and payroll taxes to Administrative.

Salaries, benefits and payroll taxes. Salaries, benefits and payroll taxes for the nine months ended September 30, 2026 were $25.9 million, a decrease of $2.3 million, or (8)%, compared to $28.2 million for the nine months ended September 30, 2025. The decrease was primarily attributable to the non-recurrence of $2.5 million in separation-related expenses incurred during the first quarter of 2025 associated with the termination of employment of the Company’s former Chief Commercial Officer. The variance also reflects a reduction in internal personnel costs in the nine months ended September 30, 2026 resulting from the transition of certain management and logistics services to third-party providers, as discussed above, partially offset by annual merit increases and higher incentive-based compensation.

Amortization of intangible assets. Amortization expense was $12.2 million and $12.4 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

Interest expense, net. Interest expense, net was $3.4 million for the nine months ended September 30, 2026, compared to $3.9 million for the nine months ended September 30, 2025. The decrease was primarily due to a $15.0 million reduction in the principal balance of the Term Loan Facility since September 30, 2025, including $13.8 million of voluntary prepayments during the nine months ended September 30, 2026, which satisfied all remaining scheduled amortization prior to maturity.

Income tax expense. Income tax expense for the nine months ended September 30, 2026 was $1.1 million, a decrease of $0.7 million, or (37)%, compared to $1.8 million for the nine months ended September 30, 2025. The decrease was primarily attributable to exiting certain jurisdictions with tax rates higher than our global effective tax rate.

Net income. Net income for the nine months ended September 30, 2026 was $72.8 million, an increase of $13.2 million, or 22%, compared to net income of $59.6 million for the nine months ended September 30, 2025. This increase was primarily attributable to a $12.1 million improvement in operating income, a $0.7 million decrease in income tax expense, and a $0.5 million decrease in interest expense, net, as discussed above.

Liquidity and Capital Resources

Overview

We fund our operations principally with cash flow from operations. Our principal uses for our liquidity during the nine months ended September 30, 2026 included (i) funding investment in support of the operations of our health and wellness centers onboard cruise ships and in destination resorts, including working capital and capital expenditures for technology, infrastructure, and global operating infrastructure; (ii) $37.5 million of share repurchases, which completed the 2025 Share Repurchase Program; (iii) $13.8 million in voluntary prepayments on our Term Loan Facility; and (iv) the payment of $15.2 million in dividends.

As of September 30, 2026, we had $48.8 million available under the Revolving Facility, net of a $1.2 million outstanding standby letter of credit, and no borrowings outstanding. We have concluded that our existing cash and available credit facilities, combined with cash flow from operations, will be sufficient to satisfy our existing and planned capital requirements and to comply with all debt covenants as required by our debt agreements over the next twelve months and for the foreseeable future beyond that period. Additional information regarding our Revolving Facility, letter of credit capacity, and debt covenants is included in the notes to our condensed consolidated financial statements.

Cash Flows

The following table shows summary cash flow information for the nine months ended September 30, 2026 and the nine months ended September 30, 2025.

(in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Net income	$72,786	$59,556
Depreciation and amortization	20,887	18,840
Long-lived assets impairment	—	180
Amortization of deferred financing costs	311	356
Stock-based compensation	7,560	7,751
Provision for doubtful accounts	12	14
Loss from write-offs of property and equipment	18	—
Noncash lease expense (income)	(31)	12
Changes in working capital	(13,375)	(23,145)
Net cash provided by operating activities	88,168	63,564
Capital expenditures	(8,810)	(10,024)
Cash received in connection with divestiture	1,828	—
Net cash used in investing activities	(6,982)	(10,024)
Repurchase of common shares	(37,549)	(55,533)
Repayment on first lien and term loan facilities	(13,756)	(13,750)
Payment of deferred financing costs	—	(9)
Dividends	(15,227)	(12,403)
Net cash used in financing activities	(66,532)	(81,695)
Effect of exchange rates	(16)	272
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,638	$(27,883)

Comparison of Results for the nine months ended September 30, 2026 and 2025

Operating activities. Net cash provided by operating activities was $88.2 million and $63.6 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $24.6 million. This increase was due to a $14.8 million increase in net income, net of non-cash items, and a $9.8 million favorable change in working capital.

The increase in net income, net of non-cash items was primarily attributable to: (i) increased revenues resulting from a higher number of health and wellness center guests on our existing fleet, expansion of our fleet, and higher guest spend; and (ii) reduced interest expense attributable to lower debt balances. For further discussion, see “Results of Operations” above.

The $9.8 million favorable change in working capital reflected cash outflows of $13.4 million and $23.1 million for the nine months ended September 30, 2026 and 2025, respectively.

The $13.4 million cash outflow from working capital for the nine months ended September 30, 2026 was primarily driven by: (i) a $4.0 million increase in other current assets, primarily related to estimated income tax payments and the timing of collections of other receivables; (ii) a $5.6 million increase in other non-current assets, primarily reflecting capitalized contract costs paid to enter into new contracts or to renew long-term contracts; (iii) a $2.6 million increase in accounts receivable due to higher revenues relative to the prior year period; (iv) a $2.0 million increase in prepaid expenses, primarily due to an increase in prepaid software costs; and (v) a $1.2 million increase in inventories, reflecting increased purchases due to revenue growth and in anticipation of increased shipments in the fourth quarter of 2026. These outflows were partially offset by a $2.7 million increase in accrued expenses, primarily related to the timing of payments, including accrued contract costs for new long-term agreements. The remaining changes in working capital, including accounts payable, contributed an additional $0.7 million net use of cash.

The $23.1 million cash outflow from working capital for the nine months ended September 30, 2025 was primarily driven by: (i) a $16.5 million increase in inventories, driven by strategic purchases to secure favorable pricing from certain suppliers ahead of their scheduled annual price increase, as well as to support expanded procurement for new health and wellness centers on cruise line partners’ ships launched during 2025; (ii) a $3.7 million increase in other non-current assets, primarily reflecting capitalized contract costs paid to enter into new contracts or to renew long-term contracts; (iii) a $2.6 million use of cash related to prepaid expenses; and (iv) a $1.7 million increase in accounts receivable due to higher revenues with respect to the prior year period. These outflows were partially offset by a $4.8 million increase in accounts payable, primarily related to the timing of vendor payments. The remaining changes in working capital, including accrued expenses and other current assets, contributed an additional $3.4 million net use of cash.

Investing activities. Our net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $7.0 million and $10.0 million, respectively. The decrease in cash used was primarily driven by lower capital expenditures of $8.8 million, compared to $10.0 million in the prior year period, as we continued to invest in technology hardware and software, including artificial intelligence, and $1.8 million in proceeds received from the divestiture of two immaterial subsidiaries previously disclosed in our 2025 Form 10-K.

Financing activities. Our net cash used in financing activities for the nine months ended September 30, 2026 and 2025 was $66.5 million and $81.7 million, respectively. For the nine months ended September 30, 2026, the Company utilized $37.5 million to repurchase 1,428,708 shares of our common stock, made $13.8 million in voluntary prepayments on the Term Loan Facility and paid dividends of $15.2 million. For the nine months ended September 30, 2025, the Company utilized $55.5 million to repurchase 2,910,000 shares of our common stock, repaid $13.8 million on the Term Loan Facility and paid dividends of $12.4 million.

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

Contractual Obligations

As of September 30, 2026, our future contractual obligations have not changed significantly from the amounts disclosed in our 2025 Form 10-K.

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

Our critical accounting policies are included in our 2025 Form 10-K. We believe that there have been no significant changes during the nine months ended September 30, 2026 to the critical accounting policies disclosed in our 2025 Form 10-K.

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

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company continued its post-implementation monitoring of the enterprise resource planning system implemented during the second quarter of 2026, which did not result in any change in internal control over financial reporting during the three months ended September 30, 2026. There has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 2025 Form 10-K, Part I, Item 1A. “Risk Factors.” However, the risks and uncertainties that we face are not limited to those set forth in the 2025 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our business and the trading price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information about our repurchases of common stock during the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (in millions)
July 1, 2026-July 31, 2026	—	—	—	$37.2
August 1, 2026-August 31, 2026	1,412,574	$26.28	1,412,574	$—
September 1, 2026-September 30, 2026	—	—	—	$—
Total	1,412,574		1,412,574

(1) On April 23, 2025, the Board of Directors approved a share repurchase program to repurchase up to $75.0 million of the Company’s common stock (the “2025 Share Repurchase Program”). In August 2026, the Company completed the 2025 Share Repurchase Program, and as of September 30, 2026, no amount remained available for future repurchases under the program. On October 20, 2026, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $100 million of its common stock. Refer to Note 5, “Equity,” and Note 13, “Subsequent Events,” in Part I, Item 1, “Financial Statements,” for additional information. Average price paid per share excludes commissions and other transaction costs.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Stephen Lazarus, the Company’s President, Chief Financial Officer and Chief Operating Officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) on August 12, 2026. The plan provides for the sale of up to 174,552 shares of the Company’s common stock in the period commencing on November 12, 2026 and ending on the earlier of August 13, 2027 or the execution of all trades contemplated by the plan.

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

Dated: October 29, 2026

ONESPAWORLD HOLDINGS LIMITED

By:	/s/ Leonard Fluxman
Leonard Fluxman
Executive Chairman, Chief Executive Officer and Director
Principal Executive Officer

By:	/s/ STEPHEN B. LAZARUS
Stephen B. Lazarus
President, Chief Financial Officer and Chief Operating Officer
Principal Financial and Accounting Officer